Form 10-K405
period 1995-03-31
CPAC INC
filed 1995-06-27
CIK 351717

FORM 10-K
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended          March 31, 1995
                          -----------------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                     to
                               --------------------   -------------------------

Commission File No.                  0-9600
                    -----------------------------------------------------------


                                   CPAC, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


              New York                                   16-0961040
- ------------------------------------        ----------------------------------
  (State or Other Jurisdiction of          (IRS Employer Identification Number)
   Incorporation or Organization)


2364 Leicester Rd., Leicester, New York                      14481
- ---------------------------------------         -------------------------------
(Address of Principal Executive Offices)                  (ZIP Code)


Registrant's telephone number, including area code:  (716)-382-3223
                                                    ---------------------------


Securities registered under Sec. 12(g) of the Act:

                           $.01 Par Value Common Stock
- -------------------------------------------------------------------------------
                                (Title of Class)


The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

      Yes [ X ]   No [    ]

[ X ] Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment thereto.

As of June 23, 1995, there were outstanding 4,326,431 shares of the Company's Common Stock, $.01 Par Value. The aggregate market value of the 3,910,148 shares held by non-affiliates on that date was $46,433,007, based on the average of high and low bid prices of $12.25 and $11.50 respectively. Options for 316,175 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


Certain portions of Part III of this report are incorporated herein by reference to portions of the Registrant's Proxy Statement dated June 23, 1995.

The Exhibit Index to this Report is found on page 41.


                                   CPAC, INC.
                                   ----------


                               TABLE OF CONTENTS
                               -----------------





PART I
- ------


Item 1          Business                                                     4
Item 2          Properties                                                  11
Item 3          Legal Proceedings                                           12


PART II
- -------


Item 5          Market for the Registrant's Common Equity and
                Related Security Holder Matters                             13

Item 6          Selected Financial Data                                     14

Item 7          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         15

Item 8          Financial Statements and Supplementary Data                 20


PART III
- --------

Item 10         Directors and Executive Officers of the Registrant          37

Item 11         Executive Compensation                                      38

Item 12         Security Ownership of Certain Beneficial Owners
                and Management                                              38

Item 13         Certain Relationships and Related Transactions              38


PART IV
- -------

Item 14         Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                                 39


SIGNATURES                                                                  43
- ----------





                                 INDEX TO ITEMS
                                 --------------


                           INCORPORATED BY REFERENCE
                           -------------------------



                                                         CAPTION IN PROXY
PART III                                                    STATEMENT
- --------                                                    ---------
Item 10      Directors and Executive Officers of     Directors and Executive
               the Registrant                          Officers


Item 11      Executive Compensation                  Executive Compensation


Item 12      Security Ownership of Certain           Security Ownership of
               Beneficial Owners                       Certain Beneficial
                and Management                          Owners and Management


Item 13      Certain Relationships and Related       Information About the
               Transactions                            Board and Its Committees




                                     PART I
                                     ------



ITEM 1.   BUSINESS
          --------



                                    HISTORY
                                    -------


   The Company was formed on March 27, 1969 as a New York Corporation under the name of Computerized Pollution Abatement Corporation. Its name was shortened to CPAC, Inc. (pronounced "seapack") by an amendment to its Certificate of Incorporation filed March 29, 1976. The Certificate of Incorporation, as amended, authorizes the issuance of 5,000,000 shares of Common Stock with a par value of $0.01 per share.

   Thomas N. Hendrickson left Eastman Kodak Company to become the founder, President and Chief Executive Officer of CPAC, and has remained President and Chief Executive Officer throughout the Company's history.

   The basic premise underlying the formation of the Company was the founder's belief that it would become necessary for photofinishers to remove pollutants from photographic processing effluent in order to meet environmental standards, and that most of the pollutants could be recovered in a cost effective manner. Silver was the primary recoverable material initially addressed by the Company.

   As a primary supplier of equipment for the recovery of silver from spent photographic solutions, CPAC sought to expand its service to customers by providing refining services for the recovered silver. On July 1, 1981, CPAC entered into a joint venture agreement, forming a 50% owned subsidiary company called Profit Recovery Systems, Inc. (later shortened to "PRS, Inc."). The purpose of the joint venture was to provide silver refining services and to exclusively market the products of CPAC, Inc. in the domestic marketplace, acting as a commissioned sales agency. In June 1988, PRS, Inc. became a wholly-owned subsidiary of CPAC, Inc.

   In an effort to expand its product line beyond the sale of equipment, and to enhance its strategy of providing consumable products to an established customer base, CPAC acquired Trebla Chemical Company on October 1, 1984. Trebla was founded in 1982 as a wholly-owned subsidiary of Fotomat Corporation, St. Petersburg, Florida, and was subsequently sold to four private investors in early 1984.

   Trebla produces high quality photographic processing chemicals and has successfully positioned itself as the "high quality, low cost producer." Many of its products are unique formulations, optimized for use with CPAC desilvering and chemical recycling equipment.

   Continuing with its successful strategy of emphasizing the growth of its consumable product lines and seeking expanded marketing avenues, in April, 1988, CPAC acquired Allied Photo Products Co., Inc. from Allied Products Co., Inc. In fiscal 1994 Allied Photo Products Co., Inc. changed its name to Allied Diagnostic Imaging Resources, Inc.

   Allied Diagnostic Imaging Resources, Inc. produces processing chemistries for the medical, dental and industrial X-ray, microfilm, and graphic arts markets. Allied operates two strategically located plants and has several well-known registered and trademarked product lines.

   IMG Photo Products, acquired by CPAC, Inc. on March 31, 1989, was founded in 1978. A quality manufacturer of silver recovery equipment and chemical mixers and blenders, IMG was purchased to boost Allied's chemical sales to the graphic arts and medical X-ray industries. IMG's operations were consolidated at CPAC Equipment Division, Leicester, New York, in 1990.

   Pursuing a strategic plan to become a worldwide chemical manufacturer, CPAC Europe, N.V. was formed in late December, 1989, as a joint venture. A manufacturing plant was constructed in Herentals, Belgium and opened in June, 1991. Initially, Trebla chemicals were packaged to European standards and sold from this location.

   In July, 1991, CPAC, Inc. purchased the joint venture partner's interest in CPAC Europe, N.V. to obtain 98% ownership of the company. This action was taken to expedite the achievement of CPAC, Inc.'s international goals. During fiscal 1994, additional manufacturing equipment was added allowing on-site mixing capabilities.

   On January 21, 1992, CPAC, Inc. announced the acquisition of Fotoprocesos de Venezuela C.A. (Fotus) in Caracas, Venezuela. Prior to the acquisition, CPAC worked under a royalty agreement with Fotus which allowed them to manufacture black-and-white chemicals using CPAC's formulations. As a wholly-owned subsidiary, Fotus also re-sells various Trebla and Allied chemicals. CPAC's long range plan is to expand the distribution of its full product line in Latin American countries.

   On June 8, 1992, the Company purchased substantially all of the operating assets and assumed certain liabilities from Chimifoto Ornano S.p.A. in Milan, Italy. The transaction was completed through a newly formed entity, CPAC Italia, S.r.l. Now operating as a wholly-owned subsidiary under the name Chimifoto Ornano, the new company continues to manufacture color and black-and-white chemicals similar to those produced by the Company's domestic chemical subsidiaries.

   CPAC's strategic goal is to become a world leader in the manufacture, packaging, and distribution of specialty chemicals. In 1994, CPAC began its diversification strategy by acquiring The Fuller Brush Company of Great Bend, Kansas. Fuller makes a wide variety of specialty chemicals and cleaning products for the industrial and household consumer markets. In January 1995, CPAC signed an agreement to license the trademarks and formulas of Stanley Home Products. Similar to the Fuller Brush line, Stanley also has expanded personal care products.

   CPAC, Inc. utilizes a profit center system to capitalize on its internal and acquired management strengths and to assure the continued customer benefits produced by its complementary product lines. CPAC, Inc. is now considered a holding company for the operations of: Trebla Chemical Company; Allied Diagnostic Imaging Resources, Inc.; CPAC Europe, N.V.; CPAC Equipment Division; PRS, Inc. (a sales and marketing organization); Fotoprocesos de Venezuela C.A.; CPAC Italia, S.r.l.; The Fuller Brush Company, Inc.; and Stanley Home Products. Each of the operations will be described separately in the following sections.


                               NATURE OF BUSINESS
                               ------------------

BUSINESS SEGMENTS
- -----------------


  Prior to the acquisition of Fuller, the Company classified its operations into one industry segment -- the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry.
Following the acquisition of Fuller and the signing of the Stanley Home Products license agreement, the Company has added a new segment for financial reporting purposes. In addition to the Imaging segment, the Company also operates in the Cleaning and Personal Care Products segment which includes specialty chemical cleaning products and related accessories (brushes, brooms, mops) for industrial and consumer use, as well as personal products such as soaps, shampoos, and skin care. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. For additional financial information on these two segments, refer to Footnote 9 of Notes to Consolidated Financial Statements.

CPAC EQUIPMENT DIVISION

  As photographic materials are processed, either the exhausted chemicals must be replaced by fresh chemicals, or the solutions must be treated to extend their useful lives. CPAC Equipment Division designs and manufactures systems to accomplish this by removing the silver from these solutions so that they can be mixed with fresh chemicals and reused. These systems also reduce pollutant discharge.

  CPAC Equipment Division innovated two principal technologies for silver recovery -- electrolytic and ion exchange. Under the registered trademark SilvPAC(R), the Equipment Division manufactures silver recovery systems for image processing facilities using these technologies.

  The company also produces a broad line of IMG silver recovery systems and chemical mixers and blenders, as well as units that recirculate fixer to help customers save on chemistry usage and expense.

TREBLA CHEMICAL COMPANY

  Chemicals are used in the developing process of both photographic film and paper. The exhausted chemicals must be replaced by fresh chemicals or regenerated. Trebla manufactures a complete line of chemical replenishment and chemical regeneration kits for the photographic industry, as well as chemicals for any process that develops a silver halide emulsion.

  Trebla's Trecon(R) and Trelux(R) brand paper and film chemistries enhance the recovery efficiencies of CPAC silver and chemical recovery systems, to reduce chemical usage and minimize pollutant discharge. The company believes it is the leading manufacturer of recyclable chemistries. Trebla pioneered the industry's first line of developer regeneration kits, to allow photo labs to reuse color developer without purchasing recycling equipment.

  Trebla continues to develop and introduce chemical products specifically to cut pollutant discharge, reduce chemistry costs, and eliminate odors. The company also does contract manufacturing for several major manufacturers.

ALLIED DIAGNOSTIC IMAGING RESOURCES, INC.

  Medical, dental and industrial X-rays, and graphic arts pre-press plates all require processing of an exposed image in chemical solutions to produce an image. Allied produces a complete line of high quality chemical solutions for these purposes.

  In Allied's primary market, medical X-ray, the company's Autex(R) processing chemicals are widely recognized for their quality and versatility. Allied pioneered the popular Quadrapak(R) and BiPak(R) packaging of chemistries.

  In the dental X-ray industry, Allied's second largest market, its trademarked Redi-Chem A & B(R) chemistry has the majority marketshare for automatic-type processing chemicals.

  Allied also produces high quality microfilm and pre-press chemicals for use in graphic arts applications. This represents the smallest portion of Allied's business.

  As in photofinishing, X-ray and graphic arts processing produces silver in its effluent. Increasingly, operations employing such processes are undergoing closer environmental scrutiny. It is anticipated that the customer base within Allied will continue to yield new business for CPAC Equipment Division's pollution control systems.

CPAC EUROPE, N.V.

  CPAC Europe, N.V. manufactures Trebla chemicals and markets CPAC silver recovery equipment for sale in Europe, northern Africa, and the Middle East. CPAC Europe also has begun distributing Allied chemistry, and is pursuing new opportunities to supply photofinishers in Eastern Europe. Recently CPAC Europe introduced a line of competitively priced photofinishing chemistry for the Latin America market.

FOTOPROCESOS DE VENEZUELA C.A. (FOTUS)

  Fotus was acquired to position CPAC for market opportunities in Latin America, and to establish a chemical manufacturing and distribution point for further market expansion of CPAC, Inc. product lines. Due to political and economic instability, Fotus currently is operating only as a distribution center.

CPAC ITALIA, S.R.L. (CHIMIFOTO ORNANO S.P.A.)

  Chimifoto was acquired to increase CPAC's market position in Europe, and to establish an additional chemical manufacturing and distribution point for further expansion of CPAC product lines within the European, Middle East, and North African photographic markets. Chimifoto manufactures processing solutions for photofinishing, medical, and graphic arts applications.

PRS, INC.

  As the exclusive sales and marketing company for CPAC equipment, Trebla chemistry, and silver refining services, PRS utilizes a direct field sales force, mail order, dealers, and distributors to sell and service certain CPAC products in the photographic industry.

  PRS has expanded its marketing role on behalf of the CPAC companies by assuming responsibility for international sales excluding sales made by CPAC Europe, N.V.; Fotoprocesos de Venezuela C.A.; and CPAC Italia, S.r.l.

THE FULLER BRUSH COMPANY, INC.

  CPAC acquired The Fuller Brush Company as a major step toward diversification into new specialty chemicals. Fuller makes over 425 different products, including household and commercial cleaning chemicals, brushes, brooms, mops, and personal care products.

  The business is divided into industrial and consumer divisions. In addition, Fuller manufactures its products on a contract basis, and has a relationship with roughly 400 O.E.M. companies. Fuller has more than 100 trademarks in the U.S., Canada, and Puerto Rico, and sells products under the brand names ``Fuller Life'' and ``Oceanesce.''

STANLEY HOME PRODUCTS

  CPAC's license agreement to take over the domestic operations of Stanley Home Products was the Company's second step toward diversification into new specialty chemical products. The move was designed to reinforce the direct selling element of Fuller Brush, as well as to promote and economize manufacturing in the Great Bend plant.

  Stanley's products include 250 different cleaning and personal care items, sold through a network of 16,000 distributors via the ``hostess'' or ``party plan.'' Stanley has over 50 trademarks in the U.S., Canada, and Puerto Rico. Roughly 75% of Stanley's sales are in chemicals and 25% in hard goods. Products are marketed under the brand names ``Naturals,'' ``Selectives,'' and ``Creations.''



                              MARKETING AND SALES
                              -------------------


PRS, INC. (Sales and Marketing Organization)

   PRS currently acts as a ``commissioned sales agency'' for Trebla Chemical and the CPAC Equipment Division, providing sales and customer service. PRS, in its sales and marketing capacity, is free to draw upon the various technical resources within the CPAC organization. PRS uses the family of complementary products and services available to establish and maintain vendor relations with its customers. In addition, PRS obtains a commission for silver refined by Pioneer Refining Services, Inc., Salt Lake City, Utah.

   PRS maintains a network of distributors who are authorized to sell selected products on a non-exclusive regional basis. Internationally, there are a number of exclusive and non-exclusive distributive arrangements in addition to the CPAC Europe, Fotus, and CPAC Italia organizations. All PRS-appointed distributorships may be canceled without cause upon ninety days written notice.

CPAC EQUIPMENT DIVISION

   The Equipment Division markets its products domestically through both PRS, Inc. and Allied Diagnostic Imaging Resources, Inc., and through CPAC international subsidiaries. Overall sales and marketing direction is managed within each organization.

   The Equipment Division ships products to these foreign customers against sight drafts, irrevocable letters of credit, or on open account.

   PRS acts as a commissioned sales agency in its relationship with CPAC's Equipment Division, and provides customer service activities, including minor product maintenance and installation work.

   CPAC equipment is sold directly, under private label, to Allied for resale to its marketplace.

   The Equipment Division markets IMG products through a network of dealers.
The Company's silver recovery products and chemical mixers and blenders are sold through approximately 300 X-ray and solution service dealers in the United States, and through approximately 190 graphic arts and equipment dealers serving the newspaper and printing industries. Some IMG products are sold on a private label basis.

TREBLA CHEMICAL COMPANY

   PRS also provides sales and marketing representation for Trebla Chemical Company. Chemical products are primarily sold through the PRS field sales force. In 1990, in order to increase sales penetration in the rapidly growing minilab market segment, an extensive dealer organization was established. At present, there are over 45 independent dealers marketing Trebla products, accounting for over 26% of Trebla's sales in fiscal year 1995.

   The major areas of sales concentration include amateur, school, professional, commercial, and government photofinishers. Trebla chemical sales have been predominantly in the U.S., although some sales have been made directly to major photofinishers in Latin America, Australia, and the Far East. The foreign market is highly competitive and only a few companies are owned by U.S. interests -- the biggest being Eastman Kodak. The foreign-owned companies and Kodak are in contention for the world market. (See also CPAC Europe, N.V. on page 6 and CPAC Italia, S.r.l. on page 7.)

ALLIED DIAGNOSTIC IMAGING RESOURCES, INC.

   Allied markets its products through various channels. Since 1989, medical X-ray products have been sold to dealers by Allied field sales personnel, as well as through contract manufacturing. Through extensive marketing in recent years, Allied gained a greater percentage of the medical market share. The company believes it is the third largest supplier of medical X-ray chemistry, behind Kodak and DuPont, although no statistical data exists to substantiate this belief. Allied also uses the complementary products of CPAC, Inc. companies to promote chemistry sales.

   Dental X-ray products are sold through an extensive dealer and commissioned sales representative organization. A number of distributors also warehouse the Allied product line. Certain dental X-ray processing chemicals are manufactured on a private label basis.

   The company's graphic arts chemical products are sold to dealers through Allied's sales staff and independent representatives.

THE FULLER BRUSH COMPANY, INC.

Fuller Brush uses three sales methods to market its chemical and hard goods products to consumers:

1) Direct Sales
   ------------

   Fuller Brush pioneered the direct selling industry and at one point, earned almost all of its revenue from this sales method. Now, the 10,000 independent Fuller Brush salespeople nationwide are responsible for about 20% of Fuller's total sales.

2) Mail Order/Catalog Sales
   ------------------------

   In addition to the hundreds of thousands of catalogs Fuller prints for use by the sales force and distributors, the company also advertises select products in other specialized manufacturers' publications. Promoting its high quality product line through nationally recognized catalogs has helped this part of the business grow to represent approximately 5% of total sales.

3) Retail Outlet Stores
   --------------------

   Fuller's retail outlet stores feature discontinued inventory, surplus products, and seconds merchandise, and provide the company with an opportunity to meet its inventory control objectives. Fuller presently has seven retail outlet stores nationwide. Currently, the retail business represents about 3% of Fuller's total sales.

Fuller's industrial business is comprised of:

1) Commercial
   ----------

   In the commercial area of the business, Fuller manufactures high quality, industrial strength cleaning and janitorial products for use in restaurant and food service establishments, restroom sanitation, and other specialty cleaning applications. These products are sold exclusively through janitorial supply, paper supply, and food distributors. It is estimated that Fuller has less than 1% of the commercial cleaning market and competes with six national players in the chemical area -- the largest and most well-known of which is S.C. Johnson. Fuller holds approximately 30 trademarks on products for this market.

2) Custom Brush
   ------------

   The custom brush division produces high quality, engineered brushes for O.E.M. production processes and other uses. Fuller currently has a relationship with approximately 400 national O.E.M. companies. Including Fuller Brush, about eight companies compete for marketshare. Fuller's engineering and design expertise in custom brush manufacturing places the company in a highly competitive position in this market.

3) Contract Manufacturing
   ----------------------

   Fuller has the capability of manufacturing any of its products on a private label basis, and currently has contracts to supply other large companies in the household and personal care industries. Fuller's contract manufacturing business will be a major focus for CPAC, Inc. to take advantage of underutilized manufacturing capacity and equipment in Great Bend.

STANLEY HOME PRODUCTS

   Stanley Home Products' distributors utilize the hostess or party plan sales method, in which a hostess invites friends and family to her home to view a demonstration of Stanley products by an SHP distributor. After the demonstration, the distributor solicits orders from the guests. For sponsoring the demonstration, the hostess may select a premium (gift) from a wide range of home enhancement items, aromatics, holiday products, collectibles, and personal accessories. Premiums represent roughly 10% of SHP's sales.

   In April, 1995, Fuller Brush opened a marketing office for Stanley Home Products in Easthampton, Massachusetts.

   At the time of CPAC's license agreement, Stanley Home Products outsourced its manufacturing to numerous major suppliers and smaller manufacturers. Because the product lines of Fuller Brush and SHP are similar, Fuller began absorbing some of the manufacturing for Stanley products in May, 1995. By January, 1996, CPAC expects to convert most of SHP manufacturing to the Fuller Brush facility in Great Bend. Stanley Home Products also operated four distribution centers in the U.S. Recently, all centers were closed and totally consolidated at Fuller Brush.

RESEARCH AND DEVELOPMENT
- ------------------------


   The amount spent on Company-sponsored research and development totaled $412,269, $269,563, and $239,324 for the years ended March 31, 1995, 1994, and
1993 respectively. Primary research and development for all CPAC chemical operations in the Imaging segment, is carried out in St. Louis at the Trebla facilities. All research and development for the Cleaning and Personal Care Products is carried out at Fuller, in Great Bend.

SALES AND CUSTOMERS
- -------------------


   The Company's net sales for the fiscal years ended March 31, 1995, 1994, and 1993 were $58.6 million, $43.8 million, and $39.9 million, respectively during which periods total foreign sales were $9,187,215, $8,311,687, and $7,288,821, respectively.

   Trebla Chemical Company; Allied Diagnostic Imaging Resources, Inc.; CPAC Europe, N.V.; Fotoprocesos de Venezuela C.A.; CPAC Italia, S.r.l.; The Fuller Brush Company, Inc.; and Stanley Home Products generally work without a backlog and usually ship any order within 24 hours of receipt. Backlog for the Equipment Division is not material. Fuller has some commercial business in contract manufacturing and production of custom brushes where orders are generally placed for longer term delivery cycles. The majority of such orders are filled within 60 to 90 days and backlog is not material.

COMPETITION
- -----------


1) Imaging
   -------

   Eastman Kodak Company remains the photofinishing chemistry market leader in the U.S. with Fuji-Hunt, Agfa, Russell, and Trebla all competing for a share of the market. Trebla has positioned itself as a quality manufacturer of specialized chemistries, and is in a good position to take advantage of market opportunities.

   The Company provides systems for use in the imaging industry, which industry is dependent upon processing techniques developed by such major industrial firms as Eastman Kodak, DuPont, Fuji Photo, Konica and Agfa. Those firms are constantly changing and seeking to improve their processing techniques.

2) Cleaning and Personal Care Products
   -----------------------------------

   The total domestic market for cleaning and personal care products is estimated at $37 billion. The personal care products market alone is estimated at $21.5 billion annually. The size of the commercial cleaning market is roughly $6 billion annually. Sales of consumer (household) cleaning products are approximately $10 billion, and brushes and brooms comprise roughly $.2 billion in sales.

   Competition for Fuller Brush and Stanley Home Products is at two levels -- for distributors and consumers. The key competitors in both areas are Avon and Amway, whose combined worldwide volume is $3.9 billion and $3.2 billion respectively, followed by Tupperware at $1.2 billion, and Mary Kay at $600 million.


EMPLOYEES
- ---------


   The Company currently employs 553 people (March 31, 1995). CPAC Equipment Division has 38 employees; PRS employs 5; Trebla Chemical Company employs 42; Allied Diagnostic Imaging Resources, Inc. employs 85; CPAC Europe employs 8; Fotus employs 13; CPAC Italia employs 28; The Fuller Brush Company employs 322; and 12 persons are assigned to the CPAC Corporate staff.

   Effective May 1, 1986, the Company established a Profit Sharing and Retirement Plan under Provision 401(k) of the Internal Revenue Code. This plan covers all eligible employees of CPAC, Inc. and its domestic subsidiaries. Subject to certain qualifications (employees must be over 21 years of age and have completed one year of service), the plan has the following features:

   (a)Contributions to the plan may be made for each plan year out of current or accumulated earnings to all eligible employees in such amounts as the Board of Directors may, in its discretion, determine. (To date, no discretionary payments have been made.)

   (b)The Company will match each contribution made by a plan participant for the plan year in an amount equal to $0.50 for each $1.00 of participant contribution. While a participant may contribute up to 15% of compensation to the plan each year, the Company will limit matching contributions to 3% of compensation.

      The Company has appointed Manning & Napier Advisors, Inc.,
      Rochester, New York, as Investment Managers and Exeter Trust Company, Portsmouth, New Hampshire, as Trustee of the plan.


ITEM 2.   PROPERTIES
          ----------


   CPAC, Inc. owns the land and building located on Route 20A, immediately west of the Village of Leicester and approximately 20 miles from Rochester, New York, where the offices and manufacturing operations of the Equipment Division, corporate staff, telemarketing and international employees are housed. This plant is located on 4.2 acres and consists of a two-story basement building and other secondary buildings, comprising a total of 30,330 square feet.

   The 40,000 sq. ft. Trebla plant, located at 8417 Chapin Industrial Drive in St. Louis, Missouri, was purchased on October 29, 1993. The Trebla offices, laboratories, and major chemical manufacturing operations are housed in a one-story, concrete-block building on three (3) acres of land. Trebla has direct access to both truck and rail transportation for shipping purposes. There is a mortgage outstanding on this property.

   In May 1989, Trebla signed a 12-year lease for an additional 20,480 sq. ft. of office and warehouse space in the same industrial complex as its existing facility. In November, 1993 Trebla leased 14,800 sq. ft. of additional warehouse space immediately adjacent to the current warehouse facilities.

   CPAC Europe, N.V. owns approximately 5 acres of land in Industriepark Herentals (near Antwerp), Belgium. The first phase of the building construction, completed during fiscal 1992, was 15,500 sq. ft. with expansion capability to approximately 50,000 sq. ft. There is a mortgage outstanding on the property.

   Allied Diagnostic Imaging Resources, Inc. leases its two strategically located plants in Irwindale, California and Atlanta, Georgia. The east and west geographic locations enable Allied to control shipping costs while delivering fresh products in a timely manner. In fiscal year 1989, Allied signed a 10-year lease and relocated its Los Angeles operation to a 28,000 sq. ft. plant in Irwindale, California (a suburb of Los Angeles). Allied's main plant at its headquarters in Atlanta, Georgia, is approximately 84,000 sq. ft. The lease on the Atlanta facilities expires September 30, 1996.

   The Fotus plant is situated on 35,920 square feet of industrially zoned property, with access to all major transportation. CPAC, Inc. owns the land and the 20,930 sq. ft. facility near Caracas, Venezuela. At March 31, 1995, there is a mortgage outstanding on the property.

   CPAC Italia leases its office and industrial manufacturing space in Milan, Italy under a six-year operating lease agreement with the former owners of Chimifoto Ornano, expiring in 1998. The lease contains options for an additional six-year renewal term.

   The Fuller Brush Company, Inc.'s 450,000 square foot facility is located in Great Bend, Kansas. The single story building contains manufacturing, distribution, and office facilities, and has access to both truck and rail transportation for shipping purposes. The facility was financed through an Industrial Revenue Bond which is outstanding until 2009. Fuller also leases seven retail outlet stores located in Kansas, Maine, New York, Tennessee, Wisconsin, and West Virginia.

   In February, 1995, the Company signed a lease for office space in Easthampton, Massachusetts, for the Stanley Home Products' sales and marketing headquarters.

   In management's estimation, all facilities are adequate to allow the Company to continue operations.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

   No material litigation is pending to which the Registrant and/or its subsidiary(ies) is a party or of which property of the Registrant and/or its subsidiary(ies) is the subject.




                                    PART II
                                    -------



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
          ---------------------------------------------------------------------

          MATTERS
          -------


   The principal market on which the Registrant's Common Stock is being traded is the national Over-The-Counter (OTC) market in the NASDAQ National Market System.

   The range of high and low bid information for CPAC, Inc. Common Stock by quarters for the past two fiscal years has been adjusted for the five for four common stock split declared on November 18, 1994, and paid on January 12, 1995, and the 5% stock dividend distributed in June, 1993.


                            1995                                1994
                            ----                                ----

                 4th Q  3rd Q   2nd Q 1st Q          4th Q  3rd Q  2nd Q  1st Q
                 -----  -----   ----- -----          -----  -----  -----  -----

Price per share:

 High bid       $13.50  $13.00 $11.40  $8.80         $8.80   $7.40 $7.40   $7.80
 Low bid         10.25   10.20   7.60   6.80          6.20    5.40  5.80    5.80


   The source of such quotations is The National Association of Securities Dealers Daily Statistical Report. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

   The approximate number of holders of record of the Common Stock of the Registrant as of March 31, 1995 is 850. This number includes only holders of record, and beneficial holders who have disclosed that they are recordholders.

   On November 18, 1994, the Board of Directors announced that it had discontinued its cash dividend indefinitely. Prior to that, dividends had been maintained on a quarterly basis at $0.065 per share since May 31, 1991, and at $0.06 per share since May 31, 1990.

ITEM 6:        SELECTED FINANCIAL DATA
               -----------------------


                                                         FOR THE YEARS ENDED MARCH 31,
                                                         -----------------------------


                                 1995(2)<F2>           1994            1993(3)<F3>       1992(4)<F4>           1991
                                 -----------           ----            -----------       -----------           ----

Net sales                          $58,630,025       $43,798,163        $39,871,200       $32,328,862        $28,885,064

Operating income(1)<F1>              5,980,793         4,573,388          4,442,232         3,022,022          2,735,952

Income before income
  tax expense                        5,266,924         4,223,311          4,167,857         2,888,457          2,649,459

Net income                           3,188,924         2,627,311          2,529,857         1,773,457          1,594,459

Earnings per share(5)<F5>                 0.76              0.67               0.65              0.56               0.53

Total assets                        48,994,461        27,020,670         23,027,668        19,554,910         15,417,296

Long-term debt(6)<F6>               15,297,723         5,024,346          3,676,314         2,985,626          2,938,487

Cash dividends declared                409,463           805,156            763,015           633,900            544,108

Cash dividends per share(7)<F7>           0.13              0.26               0.26              0.26               0.24


=========================================================================================================================

<F1>
(1)Income before minority interest in consolidated foreign subsidiary, interest expense (income) net, and income tax expense.
<F2>
(2)The 1995 financial data includes the acquisition of The Fuller Brush Company on October 13, 1994.
<F3>
(3)The 1993 financial data includes the acquisition of Chimifoto Ornano S.p.A. on June 8, 1992.
<F4>
(4)The 1992 financial data includes the acquisition of Fotoprocesos de Venezuela C.A. on January 21, 1992.
<F5>
(5)Reflects restatement due to the five for four common stock split declared on November 18, 1994, payable on January 12, 1995, and the 5% stock dividend declared April 21, 1993, for shareholders of record on May 21, 1993, payable June 11, 1993.
<F6>
(6)Includes current maturities.
<F7>
(7)On November 18, 1994, the Board of Directors announced that it had discontinued its cash dividend indefinitely.  Prior to that, dividends had been maintained on a quarterly basis at $0.065 per share since May 31, 1991, and at $0.06 per share since May 31,
   1990.






ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------

          RESULTS OF OPERATIONS
          ---------------------



                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


   The Company uses a variety of measures of liquidity for internal management purposes. These measures include working capital, asset turnover, profitability and leverage ratios which are set forth below. Internally, review of these ratios on a quarterly and annual basis allows management to set and measure goals for performance by the various operations of the Company. These ratios, on a consolidated basis, help to measure the Company's ability to meet its short-term obligations and are a part of the loan covenants with our primary lending institution.

WORKING CAPITAL RATIOS
- ----------------------


   Working capital is the excess of current assets over current liabilities. The working capital ratio is calculated by dividing current assets by current liabilities.

                                          For the Years Ended March 31,
                                          -----------------------------

                                         1995          1994         1993
                                         ----          ----         ----
    Working capital (in thousands)    $16,074.1     $13,296.8    $12,589.7

    Working capital ratio              2.4 to 1      3.2 to 1     3.5 to 1


   The Company's acquisition of The Fuller Brush Company (Fuller) was financed in part under a new $2.5 million term loan agreement which calls for 50 fixed monthly payments including principal and interest at 9.65% per year. At the same time, added working capital financing was made available through an amendment and modification to the existing promissory note agreement for the revolving line of credit facility. This amendment increased the available line of credit from $3 million to $4.5 million with interest at prime plus one-quarter of one percent (0.025%). The maturity date of this agreement was extended from August 31, 1995, to October 31, 1996. The agreement contains a variety of covenants, including specific working capital and net worth covenants, which are customary in such a credit facility. At March 31, 1995, there was $1,516,155 outstanding under this line of credit and the Company was in compliance with the covenants or appropriate waivers were obtained.

   Additional financing for the Fuller acquisition was obtained through an unsecured loan of $1 million from a private individual, requiring repayment on the first anniversary. This new short-term debt, coupled with the current portion of the new-term debt, is primarily responsible for the decline in the working capital ratio at March 31, 1995.

   In addition, the Company has a line of credit facility with a major Belgian bank. As of March 31, 1995, the Company has the full available amount (approximately $886,000) outstanding against this line, to finance the Company's investment in CPAC Europe.

   Management believes that the existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs based on operations as of March 31, 1995. The addition of Stanley Home Products
(SHP) sales as of April 1, 1995, coupled with plans to take on production of various SHP items during the 1996 fiscal year, may result in the need for additional equipment to be installed in Great Bend and may result in the need for additional working capital. Management will continue to evaluate the need for new or increased financing during the 1996 fiscal year.

ASSET TURNOVER RATIOS
- ---------------------


                                          For the Years Ended March 31,
                                          -----------------------------

                                         1995          1994         1993
                                         ----          ----         ----

    (1) Receivables-days outstanding   77.1 days    81.6 days     64.1 days

    (2) Annual inventory turns         3.3 times    3.3 times     3.3 times


    The number of days outstanding can be attributed to:

    a. the continued expanded use of dealers with extended payment terms;

    b. the general economic and competitive domestic sales environment, particularly in the medical chemistry market of the Imaging segment; and

    c. the increasing volume of foreign sales in the Imaging segment which generally have payment terms of 60 to 90 days.

   At March 31, 1995, the decline in days outstanding results from the inclusion of The Fuller Brush Company receivables since October 13, 1994, which generally have short-term payment terms. On a consolidated basis, days outstanding should continue to improve as Fuller sales increase and SHP cash sales enter the formula in fiscal 1996.

   Inventory turns remained stable for the periods presented.

PROFITABILITY RATIOS
- --------------------


   Return on net sales is the result of dividing operating income by net sales. Net income on net sales is calculated by dividing net income by net sales. Net income to net worth is calculated by dividing net income by the amount of shareholders' equity.

                                          For the Years Ended March 31,
                                          -----------------------------

                                         1995          1994         1993
                                         ----          ----         ----

    Return on net sales                   10%          10%           11%

    Net income on net sales               5%            6%           6%

    Net income to net worth               14%          16%           17%

   The decrease in these ratios from 1995 versus 1994 is primarily the result of the addition of $3,360,000 of equity issued in connection with the acquisition of The Fuller Brush Company. Also, continuing pressure on pricing and margins at Allied in the medical chemistry industry negatively impacted the ratio of net income on net sales. Management has invested almost $800,000 in new manufacturing equipment at Allied to help improve operating and production efficiency and hold these margins in the next fiscal year.

   The decrease in these ratios in 1994 versus 1993 was primarily the result of the sudden bankruptcy of a major dental customer, as previously reported to Shareholders.

LEVERAGE RATIOS
- ---------------


   Debt to debt-plus-equity is calculated by dividing all liabilities by the sum of all liabilities plus shareholders' equity. Total debt to equity is calculated by dividing all liabilities by the amount of shareholders' equity.

   These ratios measure the extent to which the Company has been financed by debt and are an important measure to our lending institution.

                                          For the Years Ended March 31,
                                          -----------------------------

                                         1995          1994         1993
                                         ----          ----         ----

    Debt to debt-plus-equity              54%          40%           37%

    Total debt to equity               1.16 to 1     0.7 to 1     0.6 to 1

   The increase in these ratios at March 1995 versus 1994 is primarily the result of the acquisition of The Fuller Brush Company and the related debt necessary to finance this acquisition coupled with the addition of $3,360,000 of equity, as previously disclosed.

   The change in these ratios at March 31, 1994, versus 1993 was primarily the result of the new mortgage in connection with the purchase of the Trebla building in October 1993, and increased borrowings on the domestic line of credit.


                             RESULTS OF OPERATIONS
                             ---------------------
   Prior to the acquisition of The Fuller Brush Company, the Company classified its operations into one industry segment -- the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry. Following the acquisition of Fuller and the signing of the Stanley Home Products license agreement, the Company has added a new segment for financial reporting purposes. In addition to the Imaging segment, the Company also operates in the Cleaning and Personal Care Products segment which includes specialty chemical cleaning products and related accessories (brushes, brooms, mops) for industrial and consumer use, as well as personal products such as soaps, shampoos, and skin care. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material.

NET SALES AND NET INCOME
- ------------------------


   The Company's net sales increased from fiscal year end March 31, 1994, to fiscal year end March 31, 1995, by 34%; March 31, 1993, to fiscal year end March 31, 1994, by 10%; and March 31, 1992, to fiscal year end March 31, 1993, by 23%.

   Sales increased by 6% for the Imaging segment overall, and the remaining sales increase is a result of the addition of $12 million of sales from Fuller in Cleaning and Personal Care Products since October 13, 1994.

   Trebla Chemical has continued to expand market penetration despite extreme pressure on prices. Successful expansion of the domestic independent dealer network and increased foreign sales helped to achieve an increase in sales of 8% in 1995. The rate of sales growth at Allied Diagnostic has been reduced as a result of very competitive pricing pressure, as well as the consolidation taking place within the medical industry.

   Net sales from our combined foreign operations have grown at approximately 4% for the fiscal year 1995.

   The impact of acquisitions and growth in sales volume for the three years since 1992, coupled with an emphasis on controlling expenses, has increased net income by 80%, from $1,773,457 in fiscal 1992, to $3,188,924 in fiscal 1995.

FOREIGN OPERATIONS
- ------------------


   While the economies of Italy and Belgium have been suffering from serious general economic slowdowns, sales volumes of CPAC subsidiaries in these countries have improved and market share is increasing.

   The political situation in Venezuela and Italy continues to be very unstable, and management therefore continues to be concerned about the short-term operating results. It is difficult to predict the economic situation at these foreign locations, but at the present time, management expects the combined foreign operations to show continued modest growth for the 1996 fiscal year.

   The Company has exposure to currency fluctuations and has utilized conservative hedging programs (primarily forward foreign currency exchange contracts), to help minimize the impact of these fluctuations on results of operations. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. The acquisition of Chimifoto increased the potential financial statement exposure to currency fluctuations. Although the Italian lira has been erratic, it has settled into a more stable range over the past fiscal year. On a consolidated basis, foreign currency exchange losses are not material to the results of operations.

GROSS MARGINS
- -------------
   Gross margins (net sales less cost of sales expressed as a percentage of net sales), were 41%, 40%, and 40% for the years ended March 31, 1995, 1994, and 1993, respectively.

   Consolidated gross margins continued relatively stable from 1993 to 1995. Improvements in margins at Trebla, CPAC Europe, and Chimifoto were offset by lower margins at Allied as a result of the continuing market competition in medical chemistry. The addition of Fuller has also contributed to consolidated margin improvement.

SELLING, ADMINISTRATION AND ENGINEERING EXPENSES
- ------------------------------------------------


   This category amounted to 30.3%, 29.4%, and 28.5% of net sales in fiscal years 1995, 1994, and 1993, respectively.

   The increase in 1995 versus 1994 is primarily the result of increased marketing expenditures related to the medical chemistry market, as well as the inclusion of Fuller's expenses since the acquisition date.

   The increase in 1994 versus 1993 was primarily attributable to the $317,000 charge to bad debts arising from the sudden bankruptcy of a major dental customer, as previously reported.

RESEARCH AND DEVELOPMENT EXPENSES
- ---------------------------------


   From inception, the Company has engaged in research and development activities in the Imaging segment with the primary goal of improving existing products. In addition, the Company has engaged in research of new compatible products and responds to customer needs as necessary. There were no significant changes in this area during fiscal 1995 with expense increasing approximately 4%. Research and development in Cleaning and Personal Care Products since October, 1994, accounts for the majority of the increased expenses in 1995 versus 1994.

INTEREST EXPENSE
- ----------------


   The increase in interest expense at March 31, 1995, versus 1994 is primarily the result of increased borrowings on the NationsBank line of credit, the new term loan, Industrial Revenue Bonds, and other debt assumed in connection with the Fuller acquisition, coupled with higher interest rates.

   The increase in interest expense at March 31, 1994, versus 1993 is primarily the result of increased borrowings on the NationsBank line of credit and the new mortgage on the Trebla manufacturing facility.

   As a result of the issuance of 616,000 shares of treasury stock in a private placement during February 1992, the Company raised approximately $3,600,000 of net additional capital. This capital increase provided the Company with additional funds to finalize the acquisitions of Fotoprocesos de Venezuela C.A. (Fotus) and Chimifoto Ornano S.p.A. In addition, the funds provided additional working capital for operations while helping to control interest expense in 1993 versus 1992 by minimizing the need for borrowings against the NationsBank line of credit. Subsequent to the acquisition of Fotus, the Company re-negotiated a significant portion of the short and long-term bank financing in South America and was also able to reduce Fotus' interest expenses during fiscal 1993.

IMPACT OF INFLATION
- -------------------


   Due to increased competitive sales pressure, the Company has not been able to pass on all inflation related cost increases in the Imaging segment.
However, the adverse impacts of inflation have been partially offset through productivity improvements and cost cutting efforts. Inflation has generally not had an adverse impact on Cleaning and Personal Care Products.


ENVIRONMENTAL CONTINGENCY
- -------------------------


   In connection with the Fuller Brush acquisition, certain environmental contamination issues were discovered at the Great Bend, Kansas facility during the due diligence process. As a result of findings generated by environmental assessments of the facility, the Seller and the Department of Health and Environment of the State of Kansas entered into a Consent Order pursuant to which the Seller developed and submitted for the Department's approval, a comprehensive work plan for remediation of the environmental problems at the site. Upon the approval of its work plan by the Department, the Seller will undertake the remediation called for in the work plan.

   The Consent Order does not apply, by its terms, to The Fuller Brush Company, Inc. as the new purchaser of the assets of the Seller as long as the Seller is performing its obligations under the Consent Order. Estimates of the costs of the remediation as set forth in the work plan submitted by the Seller range from $150,000 to $200,000. In order to secure the performance of such obligations by the Seller and to provide a fund from which the costs of the required remediation are to be paid, the Company and the Seller established a cash escrow account in the total amount of $700,000, the first $250,000 of which was provided by the Seller, with the balance provided by the Company.




ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------






Board of Directors and Shareholders
CPAC, Inc. and Subsidiaries



We have audited the consolidated financial statements and the financial statement schedule of CPAC, Inc. and Subsidiaries listed in Item 14 (a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPAC, Inc. and Subsidiaries as of March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                          /s/ Coopers & Lybrand L.L.P.
                                          COOPERS & LYBRAND L.L.P.


Rochester, New York
June 2, 1995



                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------


                                                      MARCH 31, 1995 AND 1994
                                                      -----------------------


                                                               ASSETS
                                                               ------

                                                                                     1995                    1994
                                                                                     ----                    ----

Current assets:
   Cash and cash equivalents                                                  $          81,891       $          35,635
   Accounts receivable (net of allowance for doubtful
     accounts of $601,000 and $509,000 at March 31, 1995
     and 1994, respectively)                                                         13,091,450              10,557,603
   Inventory                                                                         12,736,328               8,097,553
   Prepaid expenses and other current assets                                          2,020,124                 757,688
                                                                              -----------------       -----------------

       Total current assets                                                          27,929,793              19,448,479

Property, plant and equipment, net                                                   15,115,576               4,752,579
Goodwill and intangible assets (net of amortization of
   $921,255 and $519,469 at March 31, 1995 and 1994,
   respectively)                                                                      3,065,581               1,009,684
Other assets                                                                          2,883,511               1,809,928
                                                                              -----------------       -----------------
                                                                              $      48,994,461       $      27,020,670
                                                                              =================       =================

                                                                              LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                              ------------------------------------

Current liabilities:
   Current portion of long-term debt                                          $       3,382,848       $         756,271
   Accounts payable                                                                   4,479,173               3,460,237
   Accrued payroll and related expenses                                               1,187,099                 589,318
   Accrued income taxes payable                                                         298,803                 138,629
   Dividends payable                                                                                            202,410
   Other accrued expenses and liabilities                                             2,507,785               1,004,833
                                                                              -----------------       -----------------
     Total current liabilities                                                       11,855,708               6,151,698

Long-term debt, net of current portion                                               11,914,875               4,268,075
Accrued deferred compensation                                                           398,190                 369,450
Accrued royalty                                                                       2,084,862
Other long-term liabilities                                                              60,790
Minority interest in foreign subsidiary                                                  31,364                  30,926

Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized, 5,000,000 shares;
     Issued 4,379,943 shares and 3,156,775 shares at
     March 31, 1995 and 1994, respectively                                               43,799                  31,568
   Additional paid-in capital                                                        12,852,270               9,234,308
   Retained earnings                                                                 10,711,534               7,932,073
Foreign currency translation adjustment                                                (602,968)               (641,572)
                                                                              -----------------       -----------------

                                                                                     23,004,635              16,556,377
Less:  Treasury stock, at cost, 53,512 and 42,810 shares
       at March 31, 1995 and 1994, respectively                                        (355,963)               (355,856)
                                                                              -----------------       -----------------

   Total shareholders' equity                                                        22,648,672              16,200,521
                                                                              -----------------       -----------------
                                                                              $      48,994,461       $      27,020,670
                                                                              =================       =================

                              The accompanying notes are an integral part of the financial statements.

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------


                                         FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                                         -------------------------------------------------


                                                           1995                      1994                    1993
                                                           ----                      ----                    ----

Net sales                                           $     58,630,025          $      43,798,163       $      39,871,200
                                                    ----------------          -----------------       -----------------
Costs and expenses:
   Cost of sales                                          34,471,050                 26,066,778              23,815,966
   Selling, administrative and
     engineering expenses                                 17,765,913                 12,888,434              11,373,678
   Research and development expense                          412,269                    269,563                 239,324
   Minority interest in consolidated
     foreign subsidiary                                          438                        815                   3,319
   Interest income                                           (28,906)                   (25,634)                (76,164)
   Interest expense                                          742,337                    374,896                 347,220
                                                    ----------------          -----------------       -----------------

                                                          53,363,101                 39,574,852              35,703,343
                                                    ----------------          -----------------       -----------------

Income before income tax expense                           5,266,924                  4,223,311               4,167,857

Provision for income tax expense                          (2,078,000)                (1,596,000)             (1,638,000)
                                                    ----------------          -----------------       -----------------
       Net income                                   $      3,188,924          $       2,627,311       $       2,529,857
                                                    ================          =================       =================
Net income per common share
   (Primary and Fully Diluted)                      $           0.76          $            0.67        $            0.65
                                                    ================          =================        =================

                              The accompanying notes are an integral part of the financial statements.

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------


                                         FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                                         -------------------------------------------------

                                                                                                     FOREIGN
                                                                 ADDITIONAL                          CURRENCY         TREASURY
                                                 COMMON           PAID-IN          RETAINED        TRANSLATION          STOCK
                                                  STOCK           CAPITAL          EARNINGS         ADJUSTMENT         AT COST
                                                  -----           -------          --------         ----------         -------

   BALANCE, MARCH 31, 1992                  $         29,329  $     7,501,651  $      5,603,294  $       (15,427) $         (1,138)

Issuance of 7,000 shares
   of common stock upon exercise
   of common stock options                                70           35,681
Stock dividend of 5%
   declared in April 1993                              1,470        1,258,748        (1,260,218)
Retirement of 980 shares
   of treasury stock                                     (10)          (1,128)                                               1,138
Cash dividends declared                                                                (763,015)
Net income for the year                                                               2,529,857
Translation adjustments                                                                                 (336,691)
                                            ----------------  ---------------  ----------------  ---------------  ----------------

   BALANCE, MARCH 31, 1993                            30,859        8,794,952         6,109,918         (352,118)               -0-

Issuance of 13,055 shares
   of common stock upon exercise
   of common stock options                               131           84,078
Issuance of 57,750 shares
   of common stock upon exercise
   of common stock options in
   exchange for the surrender of
   42,810 shares of outstanding
   common stock                                          578          355,278                                             (355,856)
Cash dividends declared                                                                (805,156)
Net income for the year                                                               2,627,311
Translation adjustments                                                                                 (289,454)
                                            ----------------  ---------------  ----------------  ---------------  ----------------

   BALANCE, MARCH 31, 1994                            31,568        9,234,308         7,932,073         (641,572)         (355,856)

Issuance of 25,140 shares
   of common stock upon exercise
   of common stock options                               252          181,285
Issuance of 300,000 shares
   of common stock                                     3,000        3,357,000
Issuance of 24,750 shares
   of restricted common stock, net                       247           88,302
Five for four stock split                              8,732           (8,625)                                                (107)
Cash dividends declared                                                                (409,463)
Net income for the year                                                               3,188,924
Translation adjustments                                                                                   38,604
                                            ----------------  ---------------  ----------------  ---------------  ----------------

   BALANCE, MARCH 31, 1995                  $         43,799  $    12,852,270  $     10,711,534  $      (602,968) $       (355,963)
                                            ================  ===============  ================  ===============  ================

                              The accompanying notes are an integral part of the financial statements.


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------


                                         FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                                         -------------------------------------------------


                                                                       1995                   1994                   1993
                                                                       ----                   ----                   ----

Cash flows from operating activities:
   Net income                                                    $    3,188,924         $    2,627,311         $    2,529,857
                                                                 --------------         --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                  1,046,988                612,565                638,524
       Amortization of intangible assets                                268,345                256,954                190,371
       Minority interest in consolidated
         foreign subsidiary                                                 438                    815                  3,319
   Change in assets and liabilities, net of effects of
     business acquisitions:
       Accounts receivable                                             (598,037)            (2,718,519)            (1,386,399)
       Inventory                                                     (1,059,478)              (316,213)              (690,581)
       Accounts payable                                                (669,080)             1,040,459               (542,548)
       Accrued payroll and related expenses                             (46,823)                (2,848)               238,962
       Accrued income taxes payable                                     160,174                 82,942                 55,687
       Accrued deferred compensation                                     28,316                  1,792                 72,865
       Other changes, net                                            (1,385,036)            (1,239,630)              (170,149)
                                                                 --------------         --------------         --------------
         Total adjustments                                           (2,254,193)            (2,281,683)            (1,589,949)
                                                                 --------------         --------------         --------------
            Net cash provided by operating
              activities                                                934,731                345,628                939,908
                                                                 --------------         --------------         --------------
Cash flows from investing activities:
   Purchase of property, plant and equipment, net                    (2,292,241)            (2,307,037)              (286,153)
   Business acquisition, net of cash acquired                        (2,165,524)                                     (818,257)
   Purchase of marketable investments                                                                                (250,000)
                                                                 --------------         --------------         --------------
       Net cash used in investing activities                         (4,457,765)            (2,307,037)            (1,354,410)
                                                                 --------------         --------------         --------------
Cash flows from financing activities:
   Issuance of common stock                                             181,537                 84,209                 35,751
   Minority interest investment in foreign subsidiary                                                                   6,452
   Proceeds from long-term borrowings                                 4,518,187              2,181,423              1,222,978
   Repayment of long-term borrowings                                   (720,884)              (679,668)            (1,309,528)
   Payment of cash dividends                                           (409,463)              (793,776)              (762,560)
                                                                 --------------         --------------         --------------
       Net cash provided by (used in)
         financing activities                                         3,569,377                792,188               (806,907)
                                                                 --------------         --------------         --------------

   Effect of exchange rate changes on cash                                  (87)                  (487)                (9,249)
                                                                 --------------         --------------         --------------
       Net increase (decrease) in cash
         and cash equivalents                                            46,256             (1,169,708)            (1,230,658)

Cash and cash equivalents - beginning of year                            35,635              1,205,343              2,436,001
                                                                 --------------         --------------         --------------

Cash and cash equivalents - end of year                          $       81,891         $       35,635         $    1,205,343
                                                                 ==============         ==============         ==============

                              The accompanying notes are an integral part of the financial statements.



1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------


Basis of Consolidation
- ----------------------


The consolidated financial statements of CPAC, Inc., and Subsidiaries ("the Company") include the accounts of the Company and its wholly-owned subsidiary companies and its 98% owned subsidiary, (CPAC Europe, N.V.). The Company's foreign subsidiaries are included in the consolidated financial statements utilizing a December 31 fiscal year to facilitate prompt reporting of financial results. All significant intercompany accounts and transactions have been eliminated.

Inventory
- ---------


Inventory is stated at the lower of cost, on a first-in, first-out basis, or market.

Property, Plant and Equipment
- -----------------------------


Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives on the straight-line and accelerated methods. Leasehold improvements are amortized over the shorter of the lease period or the expected useful lives of the improvements using the straight-line method. At the time of retirement or other disposition of property, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.


Research and Development
- ------------------------


The Company charges research and development expenditures to income as incurred.

Foreign Currency Translation
- ----------------------------


All assets and liabilities of the Company's wholly-owned and majority-owned foreign subsidiaries are translated at year end exchange rates. Translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the determination of net income.

Income Per Common Share
- -----------------------


Primary and fully diluted income per common share are computed based on the weighted average number of common shares outstanding, including the shares issuable upon the exercise of the common stock options as required by the "treasury stock" method. Weighted average shares outstanding as of March 31, 1995, 1994 and 1993 have been restated to reflect the five for four common stock split declared on November 18, 1994 (See Note 6). The weighted average number of common shares outstanding is:

                                     1995           1994            1993
                                     ----           ----            ----


         Primary                 4,189,990       3,896,755       3,892,763
                                 =========       =========       =========

         Fully diluted           4,197,166       3,908,089       3,896,595
                                 =========       =========       =========


1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
    ------------------------------------------


Statements of Cash Flows
- ------------------------


For purposes of the statements of cash flows, the Company considers marketable securities with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid interest of $679,000, $382,000, and $338,000 in fiscal 1995, 1994 and 1993, respectively. In addition, the Company paid income taxes of $2,283,000, $1,546,000, and $1,573,000 in fiscal 1995, 1994 and
1993, respectively.

Amortization of Goodwill and Intangible Assets
- ----------------------------------------------


Goodwill and intangible assets are amortized on the straight-line method over periods ranging from five to fifteen years. Cost and related amortization are written off when fully amortized.

Business and Credit Concentrations
- ----------------------------------


The Company is required by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," to disclose significant off balance sheet and credit risk concentrations regardless of the degree of such risk.


Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. The Company's customers are not concentrated in any specific geographic region, but are broadly concentrated in the imaging and cleaning and personal care products industries. In 1995 and 1994, sales to one customer in the Imaging segment amounted to $6,594,000 and $5,099,000, respectively. No single customer accounted for a significant amount of the Company's business during 1993. Concentrations of credit risk with respect to trade receivables are limited due to the large number of domestic and foreign customers comprising the Company's customer base, and their dispersion across several different business sectors participating in different facets of the imaging and cleaning and personal care products industries.

Income Taxes
- ------------


On April 1, 1993, the Company changed its method of accounting for income taxes to comply with the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes," issued in February, 1992, (SFAS No. 109). The cumulative effect of this change was not material. Therefore, the cumulative effect adjustment has not been separately disclosed in the Statements of Operations for the year ended March 31, 1994. Prior year financial statements were not restated to apply the provisions of SFAS No. 109.

Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. It also allows recognition of future tax benefits of net operating loss carryforwards to the extent that realization of such benefits is more likely than not.




2 - ACQUISITIONS
    ------------


On January 16, 1995, the Company signed an agreement with Stanhome Inc. to license the domestic operations of Stanhome Inc.'s Worldwide Direct Selling Group, known as Stanley Home Products. The agreement allows the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the agreement, commencing April 1, 1995; the agreement expires, unless terminated earlier under the terms of the agreement, on March 31, 2010, subject to any extension which may be negotiated between the parties. The agreement also allowed the Company to purchase inventory on a consignment basis through September 30, 1996, and copies of historical business files, current customer and supplier lists, and corresponding databases were obtained. The Company also had the option of purchasing various machinery and equipment at book value, as well as offering employment to various Stanhome Inc. employees. The Company is required to pay Stanhome Inc., royalties equal to an increasing percentage (ranging from 1% in the first year to 7.5% in the last six years) of the net selling price of products sold under the licensing agreement. Based on these terms, at March 31, 1995, the Company has made a preliminary allocation of the purchase price and has recorded a liability equal to the net present value of the estimated minimum royalty payments. In addition, the Company has capitalized the value of the license agreement and will amortize it over the contract period. For purposes of the Statement of Cash Flows, this transaction has been treated as a non-cash transaction. Stanley Home Products will operate as a division of The Fuller Brush Company, Inc. (Fuller), and its sales and related expenses will be included with the results of operations of the Company beginning April, 1, 1995.

On October 13, 1994, the Company acquired substantially all of the assets of The Fuller Brush Company, a Kansas corporation, in exchange for payment of $1,719,000 in cash, 300,000 restricted shares of the Company's $.01 par value common stock with a fair market value of $3,360,000, the assumption of certain of Seller's liabilities, and acquisition related costs of $747,000 for a total asset purchase price of approximately $15,883,000. For purposes of the Statement of Cash Flows, the issuance of 300,000 restricted shares has been treated as a non-cash transaction.

The acquisition has been accounted for as a purchase transaction. Fuller's results of operations from the October 13, 1994, acquisition date have been consolidated into the financial results for the year ended March 31, 1995.

The Company has made a preliminary allocation of purchase price of Fuller based on the estimated respective fair values of the acquired assets and liabilities, and expects to finalize the acquisition accounting during the next fiscal year. The final allocation is not expected to have a significant impact upon the results of operations as previously reported. The preliminary purchase price has been allocated as follows:

            Accounts receivable                        $ 1,950,000
            Inventory                                    3,593,000
            Other current assets                           830,000
            Property, plant and equipment                9,134,000
            Patents and trademarks                          25,000
            Other long-term assets                         351,000
                                                       -----------

               Total assets acquired                    15,883,000
            Less:  Liabilities assumed                  10,057,000
                                                       -----------

                                                       $ 5,826,000
                                                       ===========

2 - ACQUISITIONS - CONTINUED
    ------------


On a pro forma (unaudited) basis, if the license agreement with Stanhome Inc. and the acquisition of Fuller had occurred as of April 1, 1993, the consolidated results of operations of the Company including Stanley Home Products and Fuller would have been approximately:

                                       Year-Ended              Year-Ended
                                     March 31, 1995          March 31, 1994
                                     --------------          --------------

                                      (unaudited)             (unaudited)

    Net sales                         $107,403,000            $103,103,000
    Net income                        $  3,247,000            $  2,235,000
    Net income per share              $       0.74            $       0.52
    (both primary and fully diluted)

The pro forma information has been prepared on the basis of preliminary assumptions and estimates which are subject to adjustment and may not be indicative of actual or future results. Preliminary, unaudited net sales information for Stanley Home Products during 1995 indicate that sales may be significantly lower than historical levels. The reduction is partially attributable to the peso devaluation which has significantly impacted sales at the United States/Mexican border, as well as the elimination of credit sales and implementation of an `all cash'' sales term policy. While it is unknown whether these factors will continue to impact the Stanley Home Products' operations during the Company's fiscal 1996 year, it is probable that the proforma sales presented will be reduced.


3 - INVENTORY
    ---------


Inventory as of March 31,1995 and 1994 is summarized as follows:
                                                    1995            1994
                                                    ----            ----


    Raw materials and purchased parts           $ 6,036,693      $3,682,467
    Work-in-process                                 708,143         225,272
    Finished goods                                5,500,090       3,498,509
    Promotional supplies                            491,402         691,305
                                                -----------      ----------

                                                $12,736,328      $8,097,553
                                                ===========      ==========

4 - PROPERTY, PLANT AND EQUIPMENT
    -----------------------------


Property, plant and equipment are comprised of the following at March 31:
                                                      1995            1994
                                                      ----            ----


 Land                                              $   625,442    $   463,871
 Buildings and improvements                          8,163,036      3,176,069
 Machinery and equipment                             9,586,115      3,634,351
 Furniture and fixtures                                424,829        254,874
 Leasehold improvements                              1,065,169      1,009,016
 Leased equipment                                      241,264         56,660
                                                   -----------    -----------

                                                    20,105,855      8,594,841
 Less:  Accumulated depreciation and amortization    4,990,279      3,842,262
                                                   -----------    -----------

                                                   $15,115,576    $ 4,752,579
                                                   ===========    ===========



5 - DEBT
    ----


At March 31, 1995 and 1994, debt consisted of the following:
                                                                                         1995                  1994
                                                                                         ----                  ----

Revolving credit agreement with a bank with interest payable monthly at prime plus .25%.  Prime was 9.0% at March 31, 1995.  The maximum availability under this agreement is $4,500,000 with all amounts outstanding due October 31,
 1996.  The revolving credit agreement is collateralized by substantially all
 the assets of the Company, excluding CPAC Europe, N.V.                            $    1,516,155        $      801,432

Term loan payable to a bank in 50 monthly payments of $59,951 including principal plus interest at 9.65%.  The term loan is collateralized by
 substantially all the assets of the Company, excluding CPAC Europe, N.V.               2,351,770

Term loan payable to a bank in 60 monthly installments of $14,850 with interest at 7.25%.  The term loan agreement is collateralized by certain machinery and
 equipment.                                                                               465,630               603,987

Industrial Revenue Bonds, with interest payable monthly at a variable rate
 (6.35% at March 31, 1995), maturing in June 2009.  The bonds are collateralized by a standby Letter of Credit (LOC) issued by a Bank, which requires an annual fixed fee payment of 2% of the LOC value.  The obligation
 requires minimum principal payments of $840,000 prior to October 31, 1995.             6,000,000

Revolving credit agreement with a foreign bank with interest at 7.37% (4.75% in
 1994).  The maximum availability under this agreement is $886,000.  The availability is reduced annually in December by $65,000.  Annual payments are required in December until maturity.  The revolving credit agreement is
 collateralized by the Company's stock in CPAC Europe, N.V.                               886,000               898,000

Term notes and revolving credit agreement with a foreign bank with interest pegged to the U.S. prime rate.  The floating interest rate at March 31, 1995 was 9.75% (5.75% in 1994). The revolving credit agreement is collateralized by
 the net assets of CPAC Europe, N.V.                                                      863,306               580,020

Mortgage note payable to a bank in monthly installments of $10,234 including interest at 7.92% through October 31, 2008.  Collateral consists of a mortgage
 on specific real property.                                                             1,020,359             1,060,087

Note payable, with principal and interest due October 12, 1995.  Interest accrues at 8% through March 31, 1995, and at 9% until maturity.  The note is
 unsecured.                                                                             1,000,000

Other                                                                                   1,194,503             1,080,820
                                                                                   --------------        --------------

                                                                                       15,297,723             5,024,346
 Less:  Amounts due within one year                                                     3,382,848               756,271
                                                                                   --------------        --------------

                                                                                   $   11,914,875        $    4,268,075
                                                                                   ==============        ==============



5 - DEBT - CONTINUED
    ----


The revolving credit and term loan agreements contain restrictive covenants, the more significant of which relate to indebtedness, net worth, working capital, financial ratios, and cash flow. At March 31, 1995, the Company was in compliance with the covenants or appropriate waivers were obtained.

Annual maturities of debt are as follows:

            1997                                           $2,456,955
            1998                                            1,727,569
            1999                                              787,157
            2000                                              162,407
            2001                                              129,617
            Thereafter                                      6,651,170
                                                           ----------

                                                           $11,914,875
                                                           ===========

6 - SHAREHOLDERS' EQUITY
    --------------------


Stock Split and Dividend
- ------------------------


On November 18, 1994, the Board of Directors declared a stock split of five shares of CPAC, Inc. common stock for each four shares of stock held by shareholders of record on December 22, 1994, payable on January 12, 1995. Accordingly, since the par value of the common stock remains unchanged, an amount equal to the par value of the additional shares issued has been charged to additional paid-in capital and credited to common stock at March 31, 1995. All earnings per share and weighted average, primary and fully diluted shares outstanding for each of the quarters in the years ended March 31, 1995 and 1994, have been restated to reflect the five for four stock split. Earnings per share for the years ended March 31, 1995, 1994, and 1993 would have been $0.95, $0.84, and $0.81, respectively, without the impact of this five for four stock split.

On November 18, 1994, the Company also announced that it had discontinued its cash dividend indefinitely.

On April 21, 1993, the Board of Directors declared a 5% stock dividend on the Company's common stock payable June 11, 1993, to shareholders of record as of May 21, 1993. Shareholders received one additional share of stock for each 20 shares held. Accordingly, amounts equal to the fair market value (based on quoted market price, as adjusted) of the additional shares issued, have been charged to retained earnings and credited to common stock and additional paid-in capital at March 31, 1993. Earnings per share and weighted average shares outstanding as of March 31, 1993, were restated to reflect this 5% stock dividend.

Stock Options
- -------------


In fiscal 1995, shareholders of the Company approved an Executive Long-Term Stock Investment Plan (the Plan) for key employees, which allows issuance of incentive stock options, nonqualified stock options, reload options, and restricted performance shares. As part of the Plan, 350,000 shares of the Company's $.01 par value common stock have been reserved for issuance. Under the Plan, shares of common stock are reserved for issuance to key employees. Upon exercise, an employee granted an option under the Plan may pay for the Company's stock either with cash or with Company stock already owned by the employees, valued at the fair market value of the stock on the exercise date. The term of each option is determined by the Stock Option Committee. On November 18, 1994, the Company issued 48,750 incentive stock options (as adjusted for the five for four stock split), pursuant to the Plan.



6 - SHAREHOLDERS' EQUITY - CONTINUED
    --------------------


Because `incentive stock options'' constitute a feature of the Plan, the 1991 Employees' Incentive Stock Option Plan was terminated as to the grant of future options thereunder. The termination of the 1991 plan did not have any effect on the remaining options outstanding under this plan. As of March 31, 1995, options outstanding under all plans are summarized as follows:

                                                                OPTION PRICE
                                                  SHARES         PER SHARE
                                                  ------         ---------


 Options outstanding - March 31, 1992             104,395    $  0.833 to 6.905
   Exercised                                       (7,000)      0.833 to 6.905
   Expired
   Granted                                         66,150       7.857 to 8.750
                                               ----------    -----------------

 Options outstanding - March 31, 1993             163,545       0.833 to 8.750
   Exercised                                      (70,805)      0.833 to 7.857
   Expired                                         (8,925)      5.238 to 7.857
   Granted                                         97,125       7.938 to 9.000
                                               ----------    -----------------

 Options outstanding - March 31, 1994             180,940    $  2.738 to 9.000
   Exercised                                      (25,140)      6.350 to 7.938
   Expired
   Granted                                         48,750                11.00
   Stock split                                     40,625       2.190 to 7.200
                                               ----------    -----------------

 Options outstanding - March 31, 1995             245,175    $  2.190 to 11.00
                                               ==========    =================

 Options exercisable:

   March 31, 1995                                 104,872    $  2.190 to 7.200
                                               ==========    =================

   March 31, 1994                                  64,753    $  2.738 to 9.000
                                               ==========    =================

On October 12, 1994, 18,750 shares of common stock of the Company were reserved for sale to a private individual as consideration for a loan obtained in connection with the acquisition of The Fuller Brush Company. This option was granted at an option price of $8.80 (as adjusted for the five for four stock split). This option is exercisable at any time through October 12, 1997, on which date the option expires.

On October 12, 1994, 18,750 shares of common stock of the Company were reserved for sale to J. E. Sheehan & Company, Inc. under a stock option, granted at an option price of $8.80 (as adjusted for the five for four stock split), exercisable at any time through October 12, 1997, at which time the option expires. The Company continues to reserve 26,251 common stock shares under a June, 1990, stock option, at an option price of $6.048 per share (as adjusted for the five for four stock split and the 5% June, 1993, stock dividend) which is exercisable at any time through June 13, 1997, on which date the option expires.



On June 13, 1991, 6,563 shares of common stock of the Company were reserved for sale to an outside director of the Company under a stock option. This option was granted at an option price of $5.428 per share, (the fair market value as of the date the option was granted, as adjusted for the five for four stock split and the 5% stock dividend). This option is exercisable at any time through June 13, 1996, on which date the option expires.


6 - SHAREHOLDERS' EQUITY - CONTINUED
    --------------------


There have been no charges to income in any of the three years in connection with these options other than incidental expenses related to issuance of options.

Employee Benefits
- -----------------


On April 13, 1994, the Company entered into a deferred compensation agreement with an executive officer of the Company pursuant to which 18,750 shares (post-split) of the Company's $.01 par value common stock were issued subject to certain conditions and restrictions. For the year ended March 31, 1995, 6,250 shares vested and were recognized as expense. The expense relating to the remaining 12,500 shares will be recognized over a five year period as it is earned, at which time the restrictions will lapse. Total expense recognized for the year ended March 31, 1995, was $81,875. The unearned balance, which has been grouped with additional paid-in capital, amounted to $112,500.

On November 18, 1994, in connection with the issuance of incentive stock options, the Board of Directors awarded 12,187 shares (post-split) of the Company's $.01 par value common stock as `restricted performance shares'' to certain employees pursuant to the 1994 Executive Long-Term Stock Investment Plan. Restrictions on these shares will lapse over a five year period, if performance objectives have been met during the period. Shares may be forfeited if their related incentive stock options are exercised. At March 31, 1995, the unearned balance, which has been grouped with additional paid-in capital, amounted to $127,388. The expense recognized for the year ended March 31, 1995, was not significant.

The Company maintains a contributory profit sharing plan [401(k)] for the benefit of substantially all employees. Contributions to the plan may be made for each plan year in such amounts as the Board of Directors may, at its discretion, determine. In addition, the Company will also match to a maximum of 3% of the participant's compensation each contribution made by a plan participant for the plan year in an amount equal to $.50 for each $1.00 of participant contribution. A participant may contribute up to 15% of compensation to the plan. The amount charged to expense in connection with this plan was $125,000, $113,000, and $121,000 for the years ended March 31, 1995,
1994 and 1993, respectively.


7 - PROVISION FOR INCOME TAX EXPENSE
    --------------------------------


The provision for income taxes is summarized as follows:
                                      1995            1994            1993
                                      ----            ----            ----

   Current tax expense:
     Federal                     $  2,000,000    $  1,427,000     $  1,513,000
     State                            443,000         221,000          217,000
                                 ------------    ------------     ------------

                                    2,443,000       1,648,000        1,730,000
   Deferred taxes (benefit):
     Federal                         (318,000)        (45,000)         (92,000)
     State                            (47,000)         (7,000)
                                 ------------    ------------     ------------

                                     (365,000)        (52,000)         (92,000)
                                 $  2,078,000    $  1,596,000     $  1,638,000
                                 ============    ============     ============

7 - PROVISION FOR INCOME TAX EXPENSE - CONTINUED
    --------------------------------



The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate are as follows:
                                              1995         1994         1993
                                              ----         ----         ----


 Income tax expense using statutory rates  $1,791,000   $1,436,000   $1,417,000

 State income tax effect                      261,000      141,000      143,000

 Other items, net                              26,000       19,000       78,000
                                           ----------   ----------   ----------

                                           $2,078,000   $1,596,000   $1,638,000
                                           ==========   ==========   ==========



Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at March 31, 1995 and 1994 are as follows:

                                            March 31, 1995      March 31, 1994
                                            --------------      --------------

 Deferred tax assets:
   Current:
      Accounts receivable                      $  188,000         $  172,000
      Inventory                                   352,000            109,000
      Other                                       190,000             37,000
                                               ----------         ----------

                                                  730,000            318,000
   Noncurrent:
      Property, plant and equipment                                    1,000
      Other                                        15,000
      Deferred compensation                       106,000            106,000
      Net operating loss carryforwards                               120,000
                                               ----------         ----------

                                                  121,000            227,000
      Valuation allowance                                           (120,000)
                                               ----------         ----------

                                                  851,000            425,000
 Deferred tax liabilities:
   Noncurrent:
      Property, plant and equipment               (44,000)
      Other                                       (17,000)
                                               ----------         ----------

                                                  (61,000)
                                               ----------         ----------

        Total                                  $  790,000         $  425,000
                                               ==========         ==========



During the year ended March 31, 1995, the Company utilized its remaining net operating loss carryforwards related to its foreign subsidiaries to offset the taxable income of the applicable foreign subsidiary.

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.


8 - COMMITMENTS
    -----------


Environmental Contingency
- -------------------------


In connection with the Fuller Brush acquisition, certain environmental contamination issues were discovered at the Great Bend, Kansas facility during the due diligence process. As a result of findings generated by environmental assessments of the facility, the Seller and the Department of Health and Environment of the State of Kansas entered into a Consent Order pursuant to which the Seller developed and submitted for the Department's approval, a comprehensive work plan for remediation of the environmental problems at the site. Upon the approval of its work plan by the Department, the Seller will undertake the remediation called for in the work plan.

The Consent Order does not apply, by its terms, to The Fuller Brush Company, Inc. as the new purchaser of the assets of the Seller as long as the Seller is performing its obligations under the Consent Order. Estimates of the costs of the remediation as set forth in the work plan submitted by the Seller range from $150,000 to $200,000. In order to secure the performance of such obligations by the Seller and to provide a fund from which the costs of the required remediation are to be paid, the Company and the Seller established a cash escrow account in the total amount of $700,000, the first $250,000 of which was provided by the Seller, with the balance provided by the Company.

Lease Agreements
- ----------------


The Company leases certain facilities under operating leases which expire at various dates through 2001. Some of the leases contain renewal options. Rent expense for the years ended March 31, 1995, 1994 and 1993 was $1,103,000, $855,000, and $943,000, respectively.

The above leases have been classified as operating leases in accordance with the provisions of the Statement of Financial Accounting Standards No. 13. The future minimum rental payments required under the leases for the fiscal years ended subsequent to March 31, 1995 are as follows:

                  1996                                $  1,334,176
                  1997                                   1,027,012
                  1998                                     810,118
                  1999                                     398,292
                  2000                                     184,773
                  Thereafter                               162,912
                                                      ------------

                                                      $  3,917,283
                                                      ============

9 - SEGMENT INFORMATION
    -------------------



Business Segments
- -----------------


Prior to the acquisition of Fuller, the Company classified its operations into one industry segment -- the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry.
Following the acquisition of Fuller and the signing of the Stanley Home Products license agreement, the Company has added a new segment for financial reporting purposes. In addition to the Imaging segment, the Company also operates in the Cleaning and Personal Care Products segment which includes specialty chemical cleaning products and related accessories (brushes, brooms, mops) for industrial and consumer use, as well as personal products such as soaps, shampoos, and skin care. The products of each segment are manufactured and marketed both in the U.S. and in other parts

9 - SEGMENT INFORMATION - CONTINUED
    -------------------


of the world. Sales between segments are not material. Information concerning the Company's business segments for 1995, 1994 and 1993 are as follows:


                                                                1995                    1994                  1993
                                                                ----                    ----                  ----

Net sales to customers:
    Imaging                                              $      46,571,306     $       43,798,163     $      39,871,200
    Cleaning & Personal Care Products                           12,058,719
                                                         -----------------     ------------------     -----------------

      Total net sales to customers                       $      58,630,025     $       43,798,163     $      39,871,200
                                                         =================     ==================     =================

Operating income:
    Imaging                                              $       4,553,740     $        4,573,388     $       4,442,232
    Cleaning & Personal Care Products                            1,427,053
                                                         -----------------     ------------------     -----------------

      Total operating income                             $       5,980,793     $        4,573,388     $       4,442,232
                                                         =================     ==================     =================

Identifiable assets:
    Imaging                                              $      32,833,042     $       27,020,670     $      23,027,668
    Cleaning & Personal Care Products                           16,161,419
                                                         -----------------     ------------------     -----------------

      Total identifiable assets                          $      48,994,461     $       27,020,670     $      23,027,668
                                                         =================     ==================     =================

Depreciation & amortization:
    Imaging                                              $         909,772     $          869,519     $         828,895
    Cleaning & Personal Care Products                              405,561
                                                         -----------------     ------------------     -----------------

      Total depreciation & amortization                  $       1,315,333     $          869,519     $         828,895
                                                         =================     ==================     =================

Capital outlays:
    Imaging                                              $       1,633,727     $        2,307,037     $         286,153
    Cleaning & Personal Care Products                              658,514
                                                         -----------------     ------------------     -----------------

      Total capital outlays                              $       2,292,241     $        2,307,037     $         286,153
                                                         =================     ==================     =================




Operating income represents net sales less operating expenses and excludes minority interest, interest expense, and income taxes.


Geographic Segment
- ------------------


Foreign operations are located in Belgium, Italy, and Venezuela. Included in consolidated net income are foreign currency transaction losses of $41,000, $125,000, and $43,000, realized during fiscal 1995, 1994, and 1993, respectively. Information concerning the Company's foreign operations after translation into U.S. dollars are summarized as follows for fiscal years ended March 31:
                                    1995             1994             1993
                                    ----             ----             ----

   Net sales:
      United States             $  52,345,205    $ 37,731,242     $ 34,474,232
      Foreign                       6,284,820       6,066,921        5,396,968
                                -------------    ------------     ------------

                                $  58,630,025    $ 43,798,163     $ 39,871,200
                                =============    ============     ============

   Operating income (loss):
      United States             $   5,801,070    $  4,299,998     $  4,608,354
      Foreign                         179,723         273,390         (166,122)
                                -------------    ------------     ------------

                                $   5,980,793    $  4,573,388     $  4,442,232
                                =============    ============     ============

   Identifiable assets:
      United States             $  43,069,211    $ 21,077,713     $ 16,962,232
      Foreign                       5,925,250       5,942,957        6,065,436
                                -------------    ------------     ------------


                                $  48,994,461    $ 27,020,670     $ 23,027,668
                                =============    ============     ============

9 - SEGMENT INFORMATION - CONTINUED
    -------------------


Operating income excludes minority interest in consolidated foreign subsidiary, interest expense (income) net, and income tax expense. Foreign interest expense for the years ended March 31, 1995, 1994 and 1993 amounted to $125,877, $156,259, and $188,687, respectively. Identifiable assets are those assets employed in an area's operations, including an allocated value to each area of cost in excess of net assets acquired. Inter-area transfers are not material.

In addition, the Company's U.S. operations had total export sales for the years ended March 31, 1995, 1994 and 1993 of $2,902,395, $2,244,766, and $1,891,853,
respectively.


10 - QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------


The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended March 31, 1995 and 1994:


                                                                                                            PER SHARE
                                                                                         PER SHARE            INCOME
                                                                                           INCOME          PRIMARY AND
                                                                                        PRIMARY AND       FULLY DILUTED
                                NET                  GROSS                  NET        FULLY DILUTED        (PRIOR TO
                               SALES                 PROFIT               INCOME       (AS RESTATED)       RESTATEMENT)
                               -----                 ------               ------       -------------       ------------

1995 QUARTERS:
- -------------

    Fourth              $     18,382,458      $      7,404,499     $         820,043      $   0.18           $  0.23
    Third                     17,226,843             6,926,579               903,488          0.21              0.26
    Second                    11,912,160             5,024,346               794,016          0.20              0.25
    First                     11,108,564             4,803,551               671,377          0.17              0.21
                        ----------------      ----------------     -----------------      --------           -------


        Total           $     58,630,025      $     24,158,975     $       3,188,924      $   0.76           $  0.95
                        ================      ================     =================      ========           =======

1994 QUARTERS:
- -------------


    Fourth              $     11,838,443      $      4,669,093     $         629,269      $   0.16           $  0.20
    Third                     11,188,590             4,540,611               839,447      $   0.22              0.27
    Second                    10,958,547             4,613,390               749,507      $   0.19              0.24
    First                      9,812,583             3,908,291               409,088      $   0.10              0.13
                        ----------------      ----------------     -----------------      --------           -------


        Total           $     43,798,163      $     17,731,385     $       2,627,311      $   0.67           $  0.84
                        ================      ================     =================      ========           =======




As described in Note 6, per share income for each of the quarters has been restated to reflect the five for four common stock split. Amounts above reflect what per share income, primary, and fully diluted would have been with and without the impact of this stock split.




                                    PART III
                                    --------



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------


   Certain information concerning the directors and executive officers of the Company is incorporated by reference to the caption "Directors and Executive Officers" in the Proxy Statement of the Company, dated June 23, 1995, (the "1995 Proxy Statement").

   In addition to the executive officers named in the Proxy Statement, the Registrant employs the following key persons:

   BRIAN C. BARBO, age 38, is Vice President and General Manager of Trebla Chemical Company, and has served in that capacity since October 1988. He was formerly Manager of Manufacturing for Trebla Chemical Co. Mr. Barbo, a chemical engineer, has been with the Company since July 1979.

   PEDRO P. BONILLA, age 43, was named President of Trebla Chemical Company on April 24, 1995, and has also served as acting President of Allied Diagnostic Imaging Resources, Inc. since October 1994. Mr. Bonilla joined Trebla in February, 1993 as Vice President, Latin America/Caribbean. Prior to joining Trebla, Mr. Bonilla was previously General Manager of Technolab in Santo Domingo, and more recently as an independent consultant in Florida and the Caribbean. In this capacity, he also represented Trebla as an independent representative to these territories.


   J. ROBERT DUDIK, age 63, is President of Allied's Dental Division, a position he assumed in January, 1990. He was formerly Vice President of the Dental Division (1988-90), and, prior to that, National Sales Manager. Mr. Dudik has been an employee of Allied since 1982 and serves on the Board of Directors of Allied Diagnostic Imaging Resources, Inc.

   FRANK J. MANFRE, age 38, is currently Vice President of Sales and Marketing for Allied Diagnostic Imaging Resources, Inc., a position he has held since May 1993. Mr. Manfre has been with CPAC, Inc. since 1984, formerly serving as Operations Manager, then General Manager, for the Equipment Group, Director of Marketing Communications for PRS, and PRS Northeast Regional Sales Manager.

   THOMAS F. RIORDEN, President, PRS, Inc., is 51 years old and has served in that position since May 1988. Prior to that he served as PRS Vice President, Chemical Sales. Mr. Riorden also serves on the Board of Directors for both the CPAC Equipment Group and PRS, Inc. As President of PRS, Mr. Riorden is responsible for the coordination of nationwide sales activities for all products, exclusive of dental, medical and graphics chemistry, presently being marketed by the Company. He has been with CPAC since 1979.

   EDWARD E. SCHILLER, 48, is Vice President and Technical Director for Trebla Chemical Company, a position he has held since February, 1985. From May, 1982 to January, 1985, he was Operations Manager at Trebla Chemical Co. Mr. Schiller is currently responsible for all research and development for CPAC, Inc. and its subsidiaries; he is also responsible for the technical service representatives at Trebla Chemical Company, and is the Registrant's Environmental Compliance Officer.

   ERNEST E. THOMPSON III, age 43, joined the Company in 1974. He was named Vice President of Sales and Marketing for CPAC Equipment Division in March, 1994. Formerly, he served as International Sales Manager for PRS, Inc., and


Service Manager for the CPAC Equipment Division. Mr. Thompson started his career with CPAC as an R & D Chemist.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------


   Information regarding executive compensation is incorporated by reference to the caption "Executive Compensation" in the 1995 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------


   The stock ownership of each person known to CPAC to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and officers of CPAC as a group are incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1995 Proxy Statement. The beneficial ownership of CPAC Common Stock of all directors of the Company is incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1995 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------


   Information regarding certain relationships and related transactions is incorporated by reference to the caption "Information About The Board and Its Committees" in the 1995 Proxy Statement.



                                    PART IV
                                    -------




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------



(a)The following financial statements of the Registrant are included as part of the report:

    1.FINANCIAL STATEMENTS:
      --------------------


      Report of Independent Accountants

      Consolidated Balance Sheets as of March 31, 1995 and 1994

      Consolidated Statements of Operations for the Years Ended March 31, 1995, 1994, and 1993

      Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 1995, 1994, and 1993

      Consolidated Statements of Cash Flows for the Years Ended March 31, 1995, 1994, and 1993

      Notes to Consolidated Financial Statements

    2.FINANCIAL STATEMENT SCHEDULES:
      -----------------------------



      Schedule II, Valuation and Qualifying Accounts and Reserves

      Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b) Reports on Form 8-K
    -------------------


    1.On January 30, 1995, the Company filed a Current Report (Form 8-K) reporting the signing of a Licensing Agreement with Stanhome Inc. of Westfield, Massachusetts, pursuant to which the Company acquired the exclusive right to manufacture, sell, advertise, and distribute the home care and personal care products of Stanhome's U.S. Direct Selling Division, known as ``Stanley Home Products.''

    2.On March 31, 1995, the Company filed Amendment No. 1 to its January 30,
      1995, Current Report on Form 8-K(A) to provide certain financial statements as required by Form 8-K, Items 7(A) and 7 (B) with respect to the Stanhome Licensing Agreement.


ITEM 14.  FINANCIAL STATEMENT SCHEDULE                               SCHEDULE II
          ----------------------------



                                   CPAC, INC.
                                   ----------

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 ----------------------------------------------

            FOR THE FISCAL YEARS ENDED MARCH 31, 1995, 1994 AND 1993
            --------------------------------------------------------





                            BALANCE AT                                 BALANCE
                            BEGINNING                                 AT END OF
                            OF PERIOD      ADDITIONS    DEDUCTIONS      PERIOD
                            ---------      ---------    ----------      ------

1995:
  Allowance for doubtful
   accounts                 $ 509,000      $ 454,000     $ (362,000)   $ 601,000
  Inventory reserve           252,000        608,000       (96,000)      764,000

1994:
  Allowance for doubtful
   accounts                 $ 528,000      $ 396,000     $ (415,000)   $ 509,000
  Inventory reserve           152,000        110,000        (10,000)     252,000

1993:
  Allowance for doubtful
   accounts                 $ 251,000      $ 328,000     $  (51,000)   $ 528,000
  Inventory reserve           171,000         77,000        (96,000)     152,000




                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                                    Page
- -------                                                                    ----


  2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

       2.2    Licensing Agreement with Stanhome Inc.
              incorporated by reference to Form 8-K (Current
              Report) filed January 30, 1995                               N/A

  3.   Articles of Incorporation, By-Laws

       3.1    Certificate of Incorporation, as amended,
              incorporated by reference to Form 10-K, filed
              for period ended March 31, 1989                              N/A

       3.2    By-laws, as amended, incorporated by reference
              to Form 10-K, filed for period ended March 31,
              1989                                                         N/A

  4. Instruments defining the rights of security holders, including indentures

       4.1    Loan Agreement dated February 9, 1994, and
              Letter of Commitment dated December 16, 1993,
              incorporated by reference to Form 10-K filed
              for period ended March 31, 1994, as amended by
              Exhibits 99.1 to 99.3 filed as Exhibits to the
              Form 10-Q for the quarter ended December 31,
              1994.                                                        N/A

  9.   Voting Trust Agreement                                              N/A

 10.   Material Contracts                                                  N/A

 11.   Statement re:  Computation of Per Share Earnings
       (Loss)                                                              N/A

 12.   Statement re:  Computation of Ratios                                N/A

 13.   Annual Report to Security Holders                                   N/A

 16.   Letter re:  Change of Certifying Accountant                         N/A

 18.   Letter re:  Change in Accounting Principles                         N/A

 21.   Subsidiaries of the Registrant

       21.1   Subsidiaries of the Registrant                                44

 22.   Published report regarding matters submitted to
       vote of security holders                                            N/A

 23.   Consent of Experts and Counsel

       23.1   Consent of Coopers & Lybrand L.L.P.                           45

 24.   Power of Attorney                                                   N/A

 27.   Financial Data Schedule                                              46

 28.   Information from reports furnished to state
       insurance regulatory authorities                                    N/A

 99.   Additional Exhibits                                                 N/A






                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             CPAC, INC.


Date        June 27, 1995                    By  /s/ Thomas N. Hendrickson
     ----------------------------                ------------------------------
                                                 Thomas N. Hendrickson,
                                                 President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date        June 27, 1995                    By  /s/ Thomas N. Hendrickson
     ----------------------------                ------------------------------
                                                 Thomas N. Hendrickson,
                                                 President, Chief Executive
                                                 Officer, Treasurer,
                                                 and Director




Date        June 27, 1995                    By  /s/ Robert Oppenheimer
     ----------------------------                ------------------------------
                                                 Robert Oppenheimer, Secretary
                                                 and Director


Date        June 27, 1995                    By  /s/ Robert C. Isaacs
     ----------------------------                ------------------------------
                                                 Robert C. Isaacs, Senior Vice
                                                 President and Director


Date        June 27, 1995                    By  /s/ Seldon T. James, Jr.
     ----------------------------                ------------------------------
                                                 Seldon T. James, Jr., Director


Date        June 27, 1995                    By  /s/ John C. Burton
     ----------------------------                ------------------------------
                                                 John C. Burton, Director


Date        June 27, 1995                    By  /s/ Thomas J. Weldgen
     ----------------------------                ------------------------------
                                                 Thomas J. Weldgen
                                                 Chief Financial Officer


Date        June 27, 1995                    By  /s/ Wendy F. Clay
     ----------------------------                ------------------------------
                                                 Wendy F. Clay
                                                 Vice President, Administration