Form 10-Q
period 1995-06-30
CPAC INC
filed 1995-08-04
CIK 351717

FORM 10-Q
                                   ---------


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarter Ended              June 30, 1995
                      ----------------------------------------------------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   --------------------------

Commission File No.                  0-9600
                    ------------------------------------------------------------


                                   CPAC, INC.
- --------------------------------------------------------------------------------

             (Exact name of Registrant as Specified in its Charter)

              New York                                  16-0961040
- ------------------------------------        ------------------------------------

  (State or Other Jurisdiction of          (IRS Employer Identification Number)
   Incorporation or Organization)

2364 Leicester Rd., Leicester, New York                      14481
- ---------------------------------------         --------------------------------

(Address of Principal Executive Offices)                  (ZIP Code)

Registrant's telephone number, including area code:  (716) 382-3223
                                                    ----------------------------


Securities registered under Sec. 12(g) of the Act:

                           $.01 Par Value Common Stock
- --------------------------------------------------------------------------------

                                (Title of Class)

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

      Yes [ X ]   No [    ]

As of June 30, 1995, there were outstanding 4,327,431 shares of the Company's Common Stock, $.01 Par Value. Options for 315,175 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.


                          CPAC, INC. AND SUBSIDIARIES
                          ---------------------------


                                     INDEX
                                     -----



PART I   FINANCIAL INFORMATION                                              PAGE
         ---------------------                                              ----


 Item 1. Financial Statements

         CPAC, Inc. and Subsidiaries Consolidated
            Balance Sheets - June 30, 1995 (Unaudited),
            and March 31, 1995                                                3

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Three Months Ended
            June 30, 1995, and June 30, 1994 (Unaudited)                      4

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Cash Flows - Three Months Ended
            June 30, 1995, and June 30, 1994 (Unaudited)                      5

         Notes to Consolidated Financial Statements                           6

 Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               7


PART II  OTHER INFORMATION
         -----------------
 Item 1. Legal Proceedings                                                   10

 Item 2. Changes in Securities                                               10

 Item 3. Defaults Upon Senior Securities                                     10

 Item 4. Submission of Matters to a Vote of
            Security Holders                                                 10

 Item 5. Other Information                                                   10


SIGNATURE PAGE                                                               11


EXHIBIT INDEX                                                                12


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------


                                                               ASSETS
                                                               ------

                                                                                 JUNE 30, 1995          MARCH 31, 1995
                                                                                 -------------          --------------

                                                                                  (Unaudited)               (Note)
Current assets:
   Cash and cash equivalents                                                  $          17,010       $          81,891
   Accounts receivable (net of allowance for doubtful
     accounts of $635,000 and $601,000, respectively)                                12,997,835              13,091,450
   Inventory                                                                         14,156,922              12,736,328
   Prepaid expenses and other current assets                                          1,864,289               2,020,124
                                                                              -----------------       -----------------

       Total current assets                                                          29,036,056              27,929,793

Property, plant and equipment, net                                                   15,202,935              15,115,576
Goodwill and intangible assets (net of amortization of
   $1,016,448 and $921,255, respectively)                                             2,926,629               3,065,581
Other assets                                                                          2,793,449               2,883,511
                                                                              -----------------       -----------------


                                                                              $      49,959,069       $      48,994,461
                                                                              =================       =================

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------

Current liabilities:
   Current portion of long-term debt                                          $       3,142,701       $       3,382,848
   Accounts payable                                                                   4,827,630               4,479,173
   Accrued payroll and related expenses                                               1,165,579               1,187,099
   Accrued income taxes payable                                                         576,965                 298,803
   Dividends payable
   Other accrued expenses and liabilities                                             3,143,008               2,507,785
                                                                              -----------------       -----------------

     Total current liabilities                                                       12,855,883              11,855,708

Long-term debt, net of current portion                                               10,746,317              11,914,875
Accrued deferred compensation                                                           410,997                 398,190
Accrued royalty                                                                       2,084,862               2,084,862
Other long-term liabilities                                                              67,790                  60,790
Minority interest in foreign subsidiary                                                  31,155                  31,364

Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized 5,000,000 shares;
     Issued 4,380,943 shares and 4,379,943 shares,
       respectively                                                                      43,809                  43,799
   Additional paid-in capital                                                        12,875,643              12,852,270
   Retained earnings                                                                 11,853,598              10,711,534
Foreign currency translation adjustment                                                (655,022)               (602,968)
                                                                              -----------------       -----------------

                                                                                     24,118,028              23,004,635
Less:  Treasury stock, at cost, 53,512 shares                                          (355,963)               (355,963)
                                                                              -----------------       -----------------

   Total shareholders' equity                                                        23,762,065              22,648,672
                                                                              -----------------       -----------------


                                                                              $      49,959,069       $      48,994,461
                                                                              =================       =================

           NOTE:  The balance sheet at March 31, 1995, has been taken from the audited financial statements of that date.

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------


                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------


                                                  JUNE 30, 1995, AND JUNE 30, 1994
                                                  --------------------------------




                                                             UNAUDITED
                                                             ---------





                                                                             1995                         1994
                                                                             ----                         ----

Net sales                                                              $     21,472,117            $      11,108,564
                                                                       ----------------            -----------------


Costs and expenses:
   Cost of sales                                                             11,588,758                    6,305,013
   Selling, administrative and
     engineering expenses                                                     7,490,926                    3,500,068
   Research and development expense                                             158,796                       77,647
   Minority interest in consolidated
     foreign subsidiary                                                            (209)                        (421)
   Interest expense, net                                                        323,782                       81,880
                                                                       ----------------            -----------------


                                                                             19,562,053                    9,964,187
                                                                       ----------------            -----------------


Income before income tax expense                                              1,910,064                    1,144,377

Provision for income tax expense                                               (768,000)                    (473,000)
                                                                       ----------------            -----------------


       Net income                                                      $      1,142,064            $         671,377
                                                                       ================            =================

Income per common share
   (Primary and Fully Diluted):

       Net income                                                      $           0.26            $           0.17
                                                                       ================            ================

Common shares outstanding - fully diluted                                     4,456,868                    3,962,921
                                                                       ================            =================













                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------


                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------


                                                  JUNE 30, 1995, AND JUNE 30, 1994
                                                  --------------------------------




                                                             UNAUDITED
                                                             ---------


                                                                                       1995                   1994
                                                                                       ----                   ----

Cash flows from operating activities:
   Net income                                                                     $    1,142,064         $      671,377
                                                                                  --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                                     460,078                203,158
       Amortization of intangible assets                                                  97,875                 87,102
   Changes in assets and liabilities, net of effects of
     business acquisitions:
       Accounts receivable                                                                86,539                 (6,856)
       Inventory                                                                      (1,428,301)              (300,649)
       Accounts payable                                                                  345,829               (438,739)
       Accrued expenses & liabilities                                                    889,519                199,221
       Accrued deferred compensation                                                      12,583                 20,980
       Other changes, net                                                                306,669               (822,936)
                                                                                  --------------         --------------

         Total adjustments                                                               770,791             (1,058,719)
                                                                                  --------------         --------------

            Net cash provided by (used in) operating activities                        1,912,855               (387,342)
                                                                                  --------------         --------------


Cash flows from investing activities:
   Purchase of property, plant, and equipment, net                                      (555,714)              (225,386)
                                                                                  --------------         --------------

       Net cash used in investing activities                                            (555,714)              (225,386)
                                                                                  --------------         --------------


Cash flows from financing activities:
   Issuance of common stock                                                                6,350                 16,000
   Proceeds from borrowings                                                                                     885,656
   Repayment of long-term borrowings                                                  (1,428,363)               (94,680)
   Payment of cash dividends                                                                                   (202,410)
                                                                                  ---------------        --------------

       Net cash provided by (used in) financing activities                            (1,422,013)               604,566
                                                                                  --------------         --------------


   Effect of exchange rate changes on cash                                                    (9)                    42
                                                                                  --------------         --------------


       Net decrease in cash
         and cash equivalents                                                            (64,881)                (8,120)

Cash and cash equivalents - beginning of period                                           81,891                 35,635
                                                                                  --------------         --------------


Cash and cash equivalents - end of period                                         $       17,010         $       27,515
                                                                                  ==============         ==============







                          CPAC, INC. AND SUBSIDIARIES
                          ---------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                   UNAUDITED
                                   ---------



1. - CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------


   The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the three-month periods ended June 30, 1995, and June 30, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1995 (which include only normal recurring adjustments), have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1995, annual report to shareholders. The results of operations for the three months ended June 30, 1995, are not necessarily indicative of the operating results for the full year.




2 - INVENTORY
    ---------


Inventory is summarized as follows:
                                               JUNE 30, 1995   MARCH 31, 1995
                                               -------------   --------------


    Raw materials and purchased parts           $ 6,533,900      $6,036,693
    Work-in-process                                 891,013         708,143
    Finished goods                                6,300,725       5,500,090
    Promotional supplies                            431,284         491,402
                                                -----------      ----------

                                                $14,156,922      $12,736,328
                                                ===========      ===========

3 - STANLEY HOME PRODUCTS
    ---------------------


   As described in the March 31, 1995, 10-K, on January 16, 1995, the Company signed an agreement with Stanhome Inc. to license the domestic operations of Stanhome Inc.'s Worldwide Direct Selling Group, known as Stanley Home Products. The agreement allows the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the 15 year agreement. Stanley Home Products operates as a division of The Fuller Brush Company, Inc., and its sales and related expenses have been included with the results of operations of the Company beginning April 1, 1995.

   The Company is required to pay Stanhome Inc. royalties equal to a percentage (ranging from 1% in the first year to 7.5% in the last six years) of the net selling price of products sold under the licensing agreement. Based on these terms, the Company has made a preliminary allocation of the purchase price, and has recorded a liability equal to the net present value of the estimated minimum royalty payments. In addition, the Company has capitalized the value of the license agreement and will amortize it over the contract period. The Company expects to finalize the acquisition accounting during this fiscal year.

   On a pro forma (unaudited) basis, if the license agreement with Stanhome
Inc. and the acquisition of The Fuller Brush Company had occurred as of April 1, 1994 (the beginning of the three months ended June 30, 1994), the consolidated results of operations of the Company including Stanley Home Products and Fuller would have been approximately:

                                               JUNE 30, 1994
                                               -------------


    Net sales                                  $ 25,862,000
    Net income                                 $    647,000
    Net income per share                       $       0.15
       (both primary and fully diluted)

   The pro forma information has been prepared on the basis of preliminary assumptions and estimates which are subject to adjustment and may not be indicative of actual or future results. Preliminary unaudited sales information for Stanley Home Products during 1995 indicate that sales may be significantly lower than 1994 historical levels. The reduction is partially attributable to the peso devaluation which has significantly impacted sales at the United States/Mexican border as well as the elimination of credit sales and implementation of an `all cash'' sales term policy. While it is unknown whether these factors will continue to impact the Stanley Home Products operations during fiscal 1996, it is probable that sales on a quarterly and annual basis will be lower than those historically reported.


4 - SEGMENT REPORTING
    -----------------


   As described in the March 31, 1995, 10-K, following the acquisition of The Fuller Brush Company, and the signing of the Stanley Home Products licensing agreement, the Company now operates in the Imaging segment and the Cleaning and Personal Care Products segment for financial reporting purposes. The Imaging segment includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry. The Cleaning and Personal Care Products segment includes specialty chemical cleaning products and related accessories (brushes, brooms, mops) for industrial and consumer use, as well as personal products such as soaps, shampoos, and skin care.


5 - LITIGATION
    ----------


   No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------

          RESULTS OF OPERATIONS
          ---------------------


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


   As indicated in the 10-K for the period ending March 31, 1995, CPAC, Inc. completed the acquisition of The Fuller Brush Company during fiscal 1995, by obtaining additional financing and modifying the existing promissory note agreement with NationsBank. The Company has a $4.5 million line of credit, with all amounts outstanding due October 31, 1996. The agreement contains a variety of covenants, including specific working capital and net worth covenants, which are customary in such a credit facility. At June 30, 1995, there was $849,826 outstanding under this line of credit.

   As part of the Fuller acquisition, the Company also obtained a new $2.5 million term loan agreement, which requires 50 fixed monthly payments including principal and interest. At June 30, 1995, $2,228,910 remains outstanding under this obligation. Additional financing for the Fuller acquisition was obtained through an unsecured loan of $1 million from a private individual, requiring repayment on October 11, 1995.

   In addition, the Company has a line of credit facility with a major Belgian bank. As of June 30, 1995, the Company has the full available amount (approximately $886,000) outstanding against this line, to finance the Company's investment in CPAC Europe.

   The working capital ratios at June 30, 1995, March 31, 1995, and June 30, 1994, were 2.26 to 1, 2.36 to 1, and 3.36 to 1, respectively. The decrease in the working capital ratio compared to June 1994 is primarily due to the additional debt incurred relating to the Fuller acquisition.

   Management believes that the existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs based on operations as of June 30, 1995. The addition of Stanley Home Products
(SHP) sales as of April 1, 1995, coupled with plans to take on production of various SHP items during the 1996 fiscal year, may result in the need for additional equipment to be installed in Great Bend and could result in the need for additional working capital in the third quarter of fiscal 1996. Management will continue to evaluate the need for new or increased financing.


ASSET TURNOVER RATIOS
- ---------------------

                            JUNE 30, 1995     MARCH 31, 1995      JUNE 30, 1994
                            -------------     --------------      -------------


 (1)  Receivables-days
      outstanding             57.9 days          77.1 days          90.1 days

 (2)  Annual inventory
      turns                   3.4 times          3.3 times          3.1 times

   At June 30, 1995, the improvement in days outstanding results from the inclusion of The Fuller Brush Company receivables which generally have short payment terms and the SHP cash sales which began in April, 1995. The Imaging segment continues to average 90 days due to extended payment terms for its dealers and foreign operations.

   Inventory turns remained stable for the periods presented.


                             RESULTS OF OPERATIONS
                             ---------------------


   Sales for the quarter ended June 30, 1995, increased 93.3% over the quarter ended June 30, 1994, and increased 17 % over the fourth quarter of the fiscal year ended March 31, 1995. For the Imaging segment, overall sales for the quarter ended June 30, 1995, decreased 8% over the quarter ended June 30, 1994, and 13 % over the fourth quarter of the fiscal year ended March 31, 1995. The decrease compared to June of 1994 is primarily the result of the increased competition in the medical chemistry markets as previously disclosed through the third and fourth quarters of fiscal 1995. The decrease compared to the quarter ended March 31, 1995, is primarily the result of efforts to improve the mix of medical chemistry sales and remove low margin bulk medical chemistry accounts, coupled with normal seasonal impacts for this quarter.

   Sales in the Cleaning and Personal Care Products segment have increased 81% compared with the quarter ended March 31, 1995, as a result of the addition of over $4 million of Stanley Home Products sales that commenced April 1, 1995, and a 15% increase in Fuller sales.

   Net income for the quarter ended June 30, 1995, increased 70.1% over the quarter ended June 30, 1994, due to the inclusion of The Fuller Brush Company, Inc. and Stanley Home Products.

   Gross margins have increased to 46.8% for this quarter versus 41.2% for the year ended March 31, 1995, and 43.2 for the same quarter last year. The addition of The Fuller Brush Company and Stanley Home Products at 50% margin levels has blended with the Imaging segment margins at 41%.

   Selling, administrative, and engineering costs this quarter were 34.9% of sales compared with 30.3% at March 31, 1995, and 31.5% in the same quarter of last year. The increase is the result of the inclusion of Fuller and Stanley Home Products' expenses at 36%, as well as increased marketing expenditures related to the imaging market.

   Net interest expense for the current quarter has increased versus the quarter ended June 30, 1994, primarily due to increased borrowings related to the acquisition of The Fuller Brush Company.

   The provision for income taxes as a percentage of consolidated pre-tax earnings for the quarter ended June 30, 1995, was 40.2% versus 41.3% for the quarter ended June 30, 1994. The decrease is due partially to a lower state tax effective rate, as a result of The Fuller Brush Company, Inc.'s operations.


FOREIGN OPERATIONS
- ------------------


   Although combined foreign operations incurred a small loss for the quarter ended June 30, 1995, each of the foreign subsidiaries showed improved operating results as compared to the quarter ended June 30, 1994. While the economies of Italy and Belgium have been suffering from serious general economic slowdowns, sales volumes and market share of CPAC subsidiaries in these countries have continued to improve.

   The political situation in Venezuela and Italy continues to be unstable, and management therefore continues to be concerned about the short-term operating results. It is difficult to predict the economic situation at these foreign locations, but at the present time, management expects the combined foreign operations to show continued modest growth for the 1996 fiscal year.

   The Company has exposure to currency fluctuations and has utilized conservative hedging programs (primarily forward foreign currency exchange contracts), to help minimize the impact of these fluctuations on results of operations. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. The acquisition of Chimifoto increased the potential financial statement exposure to currency fluctuations. Although the Italian lira has been erratic, it settled into a more stable range over the past fiscal year and continues to slow current improvement. On a consolidated basis, foreign currency exchange losses are not material to the results of operations.



ENVIRONMENTAL CONTINGENCY
- -------------------------


   As previously disclosed, in connection with the Fuller Brush acquisition, certain environmental contamination issues were discovered at the Great Bend, Kansas facility during the due diligence process. As a result of findings generated by environmental assessments of the facility, the Seller and the Department of Health and Environment of the State of Kansas entered into a Consent Order pursuant to which the Seller developed and submitted for the Department's approval, a comprehensive work plan for remediation of the environmental problems at the site. The work plan has been approved by the Department without significant changes, and the Seller has begun the remediation specified in the work plan.

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





                                    PART II
                                    -------


                               OTHER INFORMATION
                               -----------------



Item 1. Legal Proceedings
        -----------------

        None


Item 2. Changes in Securities
        ---------------------

        None



Item 3. Defaults Upon Senior Securities
        -------------------------------

        None



Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None


Item 5. Other Information
        -----------------

        None




                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             CPAC, INC.


Date        August 4, 1995                   By  /s/ Thomas N. Hendrickson
     ----------------------------                ------------------------------

                                                 Thomas N. Hendrickson,
                                                 President,
                                                 Chief Executive Officer,
                                                 Treasurer


Date        August 4, 1995                   By  /s/ Thomas J. Weldgen
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

 21.     Subsidiaries of the Registrant                                     N/A

 22.     Published report regarding matters submitted to
         vote of security holders                                           N/A

 23.     Consent of Experts and Counsel                                     N/A

 24.     Power of Attorney                                                  N/A

 27.     Financial Data Schedule                                             13

 28.     Information from reports furnished to state
         insurance regulatory authorities                                   N/A

 99.     Additional Exhibits                                                N/A