Form 10-Q
period 1995-09-30
CPAC INC
filed 1995-11-14
CIK 351717

FORM 10-Q
                                   ---------


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended            September 30, 1995
                      ----------------------------------------------------------


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


                                   CPAC, INC.
--------------------------------------------------------------------------------

             (Exact name of Registrant as Specified in its Charter)

              New York                                  16-0961040
------------------------------------            --------------------------------
  (State or Other Jurisdiction of          (IRS Employer Identification Number)
   Incorporation or Organization)

2364 Leicester Rd., Leicester, New York                      14481
---------------------------------------         --------------------------------
(Address of Principal Executive Offices)                  (ZIP Code)

Registrant's telephone number, including area code:  (716) 382-3223
                                                    ----------------------------


Securities registered under Sec. 12(g) of the Act:

                           $.01 Par Value Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

      Yes [ X ]   No [    ]

As of September 30, 1995, there were outstanding 5,341,114 shares of the Company's Common Stock, $.01 Par Value. Options for 321,238 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

                          CPAC, INC. AND SUBSIDIARIES
                          ---------------------------


                                     INDEX
                                     -----



PART I   FINANCIAL INFORMATION                                              PAGE
         ---------------------                                              ----


 Item 1. Financial Statements

         CPAC, Inc. and Subsidiaries Consolidated
            Balance Sheets - September 30, 1995 (Unaudited),
            and March 31, 1995                                                3

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Six Months Ended
            September 30, 1995, and September 30, 1994 (Unaudited)            4

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Three Months Ended
            September 30, 1995, and September 30, 1994 (Unaudited)            5

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Cash Flows - Six Months Ended
            September 30, 1995, and September 30, 1994 (Unaudited)            6

         Notes to Consolidated Financial Statements                           7

 Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              10


PART II  OTHER INFORMATION
         -----------------

 Item 1. Legal Proceedings                                                   13

 Item 2. Changes in Securities                                               13

 Item 3. Defaults Upon Senior Securities                                     13

 Item 4. Submission of Matters to a Vote of
            Security Holders                                                 13

 Item 5. Other Information                                                   13

 Item 6. Exhibits and Reports on Form 8-K                                    14


SIGNATURE PAGE                                                               16


EXHIBIT INDEX                                                                17

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------


                                                               ASSETS
                                                               ------

                                                                              SEPTEMBER 30, 1995        MARCH 31, 1995
                                                                              ------------------        --------------

                                                                                  (Unaudited)               (Note)
Current assets:
   Cash and cash equivalents                                                  $       2,506,086       $          81,891
   Accounts receivable (net of allowance for doubtful
     accounts of $746,000 and $635,000, respectively)                                13,198,420              13,091,450
   Inventory                                                                         13,148,709              12,736,328
   Prepaid expenses and other current assets                                          1,822,091               2,020,124
                                                                              -----------------       -----------------

       Total current assets                                                          30,675,306              27,929,793

Cash equivalents restricted for common stock repurchase(see Note 2)                   6,952,000

Property, plant and equipment, net                                                   15,625,592              15,115,576
Goodwill and intangible assets (net of amortization of
   $1,130,764 and $1,016,448, respectively)                                           2,813,908               3,065,581
Other assets                                                                          2,555,421               2,883,511
                                                                              -----------------       -----------------


                                                                              $      58,622,227       $      48,994,461
                                                                              =================       =================

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------

Current liabilities:
   Current portion of long-term debt                                          $       1,324,756       $       3,382,848
   Accounts payable                                                                   4,205,101               4,479,173
   Accrued payroll and related expenses                                               1,262,285               1,187,099
   Accrued income taxes payable                                                          57,213                 298,803
   Other accrued expenses and liabilities                                             4,510,331               2,507,785
                                                                              -----------------       -----------------

     Total current liabilities                                                       11,359,686              11,855,708

Long-term debt, net of current portion                                                8,916,655              11,914,875
Accrued deferred compensation                                                           432,369                 398,190
Accrued royalty                                                                       2,084,862               2,084,862
Other long-term liabilities                                                              72,790                  60,790
Minority interest in foreign subsidiary                                                  32,015                  31,364

Shareholders' equity (see Note 2 - Sale and Repurchase of Common Stock):
   Common stock, par value $0.01 per share;
     Authorized 10,000,000 shares;
     Issued 5,401,881 shares and 4,380,943 shares,
       respectively                                                                      54,019                  43,799
   Additional paid-in capital                                                        23,324,743              12,852,270
   Retained earnings                                                                 13,442,021              10,711,534
Foreign currency translation adjustment                                                (643,022)               (602,968)
                                                                              -----------------       -----------------

                                                                                     36,177,761              23,004,635
Less:  Treasury stock, at cost, 60,767 and 53,512 shares                               (453,911)               (355,963)
                                                                              -----------------       -----------------

   Total shareholders' equity                                                        35,723,850              22,648,672
                                                                              -----------------       -----------------


                                                                              $      58,622,227       $      48,994,461
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

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------


                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------


                                             SEPTEMBER 30, 1995, AND SEPTEMBER 30, 1994
                                             ------------------------------------------




                                                             UNAUDITED
                                                             ---------





                                                                             1995                         1994
                                                                             ----                         ----

Net sales                                                              $     44,442,329            $      23,020,724
                                                                       ----------------            -----------------


Costs and expenses:
   Cost of sales                                                             24,120,058                   13,192,827
   Selling, administrative and
     engineering expenses                                                    14,806,862                    7,022,926
   Research and development expense                                             311,275                      144,042
   Minority interest in consolidated
     foreign subsidiary                                                             651                         (994)
   Interest expense, net                                                        630,996                      185,530
                                                                       ----------------            -----------------


                                                                             39,869,842                   20,544,331
                                                                       ----------------            -----------------


Income before income tax expense                                              4,572,487                    2,476,393

Provision for income tax expense                                             (1,842,000)                  (1,011,000)
                                                                       ----------------            -----------------


       Net income                                                      $      2,730,487            $       1,465,393
                                                                       ================            =================

Income per common share
   (Primary and Fully Diluted):

       Net income                                                      $           0.61            $           0.37
                                                                       ================            ================

Common shares outstanding - fully diluted                                     4,496,688                    3,992,319
                                                                       ================            =================











                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------


                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------


                                             SEPTEMBER 30, 1995, AND SEPTEMBER 30, 1994
                                             ------------------------------------------




                                                             UNAUDITED
                                                             ---------





                                                                             1995                         1994
                                                                             ----                         ----

Net sales                                                              $     22,970,212            $      11,912,160
                                                                       ----------------            -----------------


Costs and expenses:
   Cost of sales                                                             12,531,300                    6,887,814
   Selling, administrative and
     engineering expenses                                                     7,315,936                    3,522,858
   Research and development expense                                             152,479                       66,395
   Minority interest in consolidated
     foreign subsidiary                                                             860                         (573)
   Interest expense, net                                                        307,214                      103,650
                                                                       ----------------            -----------------


                                                                             20,307,789                   10,580,144
                                                                       ----------------            -----------------


Income before income tax expense                                              2,662,423                    1,332,016

Provision for income tax expense                                             (1,074,000)                    (538,000)
                                                                       ----------------            -----------------


       Net income                                                      $      1,588,423            $         794,016
                                                                       ================            =================

Income per common share
   (Primary and Fully Diluted):

       Net income                                                      $           0.35            $           0.20
                                                                       ================            ================

Common shares outstanding - fully diluted                                     4,536,508                    4,021,716
                                                                       ================            =================













                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------


                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------


                                             SEPTEMBER 30, 1995, AND SEPTEMBER 30, 1994
                                             ------------------------------------------




                                                             UNAUDITED
                                                             ---------


                                                                                       1995                   1994
                                                                                       ----                   ----

Cash flows from operating activities:
   Net income                                                                     $    2,730,487         $    1,465,393
                                                                                  --------------         --------------

   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                                     918,662                358,346
       Amortization of intangible assets                                                 214,888                175,360
   Changes in assets and liabilities, net of effects of
     business acquisitions:
       Accounts receivable                                                              (110,130)              (605,838)


       Inventory                                                                        (415,529)               (33,619)
       Accounts payable                                                                 (275,079)              (215,465)
       Accrued expenses & liabilities                                                  1,834,760                 29,813
       Accrued deferred compensation                                                      34,075                 34,647
       Other changes, net                                                                604,294             (1,273,688)
                                                                                  --------------         --------------

         Total adjustments                                                             2,805,941             (1,530,444)
                                                                                  --------------         --------------

            Net cash provided by (used in) operating activities                        5,536,428                (65,051)
                                                                                  --------------         --------------


Cash flows from investing activities:
   Purchase of property, plant, and equipment, net                                    (1,432,419)              (772,644)
                                                                                  --------------         --------------

       Net cash used in investing activities                                          (1,432,419)              (772,644)
                                                                                  --------------         --------------


Cash flows from financing activities:
   Sale of common stock, net (see Note 2)                                              3,402,288                 58,050
   Proceeds from borrowings                                                                                   1,637,461
   Repayment of long-term borrowings                                                  (5,082,086)              (445,637)
   Payment of cash dividends                                                                                   (405,930)
                                                                                  ---------------        --------------

       Net cash provided by (used in) financing activities                            (1,679,798)               843,944
                                                                                  --------------         --------------


   Effect of exchange rate changes on cash                                                   (16)                  (188)
                                                                                  --------------         --------------


       Net increase  in cash
         and cash equivalents                                                          2,424,195                  6,061

Cash and cash equivalents - beginning of period                                           81,891                 35,635
                                                                                  --------------         --------------


Cash and cash equivalents - end of period                                         $    2,506,086         $       41,696
                                                                                  ==============         ==============









                          CPAC, INC. AND SUBSIDIARIES
                          ---------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                   UNAUDITED
                                   ---------



1 - CONSOLIDATED FINANCIAL STATEMENTS
    ---------------------------------


   The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the six-month periods ended September 30, 1995, and September 30, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1995 (which include only normal recurring adjustments), have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1995, annual report to shareholders. The results of operations for the six months ended September 30, 1995, are not necessarily indicative of the operating results for the full year.


2 - SALE AND REPURCHASE OF COMMON STOCK
   ------------------------------------


   On October 5, 1995 the Company announced the completion of the placement of 1,500,000 shares of the Company's $.01 par common stock with private investors at $11 a share. The issuances were comprised of 1,000,000 shares issued to CPAC Investors, L.L.C., a limited liability company, on September 25, 1995, and
500,000 shares issued to unrelated accredited investors, completed on   October
4, 1995.

   In response to matters raised by the staff of the NASDAQ Stock Market (NASDAQ) concerning the number of shares sold, the Company entered into an Agreement of Rescission, Repurchase and Settlement with CPAC Investors, L.L.C. on November 1, 1995, to rescind 632,000 previously issued shares of the Company's $.01 par common stock at $11 a share. The Agreement indicated that subsequent to the rescission, the Company would immediately begin soliciting shareholder approval for the reissuance of 632,000 shares, at $11 a share, to CPAC Investors, L.L.C. If shareholder approval is obtained, the shares will be reissued allowing the Company to consummate the original private placement and comply with applicable NASDAQ by-laws.

   At September 30, 1995, the Company's Consolidated Balance Sheet reflected the net cash proceeds received as well as the increase in common shares outstanding from the issuance of the 1,000,000 shares. The cash proceeds related to the 632,000 shares that were subsequently rescinded, was segregated and disclosed as `Cash equivalents restricted for the share repurchase''. The net proceeds related to the 500,000 shares issued were not recorded at September 30, 1995, as the transaction was not completed until after the end of the quarter. For purposes of computing the primary and fully diluted earnings per share, the share numbers shown in the Company's Consolidated Statement of Operations as weighted average shares for the three and six months ended September 30, 1995, reflect the issuance of the 1,000,000 shares. The subsequent issuance of the 500,000 shares and rescission of the 632,000 shares will be used in computing the earnings per share for the quarter ending December 31, 1995, and future periods.

   On September 25, 1995, the Company had 4,341,114 shares outstanding prior to the 1,000,000 share issuance. Since the issuance of the 500,000 shares and the above mentioned 632,000 share rescission occurred subsequent to the quarter ended September 30, 1995, the schedule below summarizes the impact, on a condensed pro forma unaudited basis, on the Company's consolidated balance sheet as if the transactions had been completed as of September 30, 1995:




                                                             CPAC, INC
                                                             ---------


                                           PRO FORMA CONDENSED BALANCE SHEET (UNAUDITED)
                                           ---------------------------------------------


                                                         SEPTEMBER 30, 1995
                                                         ------------------




                                                 AS              SHARE                500,000
                                                 --

                                              REPORTED        RESCISSION          SHARE PLACEMENT          PRO FORMA
                                              --------        ----------          ---------------          ---------


Current Assets:
Cash and equivalents                      $     2,506,086    $                     $    5,500,000      $     8,006,086
Other current assets                           28,169,220                                                   28,169,220
                                          ---------------    ---------------       ---------------     ---------------

                                               30,675,306                               5,500,000           36,175,306

Cash equivalents restricted                     6,952,000        (6,952,000)                                         0
Other long term assets                         20,994,921                                                   20,994,921
                                          $    58,622,227    $   (6,952,000)       $    5,500,000      $    57,170,227
                                          ===============    ==============        ==============      ===============





Current liabilities:
Current portion of long term debt         $     1,324,756                                                    1,324,756
Other current liablities                       10,034,930          (417,120)              330,000            9,947,810
                                               ----------          --------               -------            ---------

                                               11,359,686          (417,120)              330,000           11,272,566

Other long term liabilities                    11,506,676                                                   11,506,676
Minority interest                                  32,015                                                       32,015

Shareholders' equity:
Common stock                                       54,019            (6,320)                5,000               52,699
Additional paid in capital                     23,324,743        (6,528,560)            5,165,000           21,961,183
Retained earnings                              13,442,021                                                   13,442,021
Foreign currency translation adj.                (643,022)                                                    (643,022)
                                          ---------------    ---------------       ---------------     ---------------

                                               36,177,761        (6,534,880)            5,170,000           34,812,881
Less:  treasury stock                            (453,911)                                                    (453,911)
                                          ---------------    ---------------       ---------------     ---------------

                                               35,723,850        (6,534,880)            5,170,000           34,358,970
                                          ---------------    --------------        --------------      ---------------


                                          $    58,622,227    $   (6,952,000)       $    5,500,000      $    57,170,227
                                          ===============    ==============        ==============      ===============

Common Stock Share Recap:
-------------------------

Common stock shares issued                      5,401,881          (632,000)              500,000            5,269,881
Less treasury stock shares                        (60,767)                                                     (60,767)
                                          ---------------    ---------------       ---------------     ---------------


Common stock shares outstanding                 5,341,114          (632,000)              500,000            5,209,114
                                          ===============    ==============        ==============      ===============





3 - INVENTORY
    ---------


Inventory is summarized as follows:
                                             SEPTEMBER 30, 1995MARCH 31, 1995
                                             --------------------------------


    Raw materials and purchased parts           $ 5,718,608      $6,036,693
    Work-in-process                                 963,007         708,143
    Finished goods                                6,088,746       5,500,090
    Promotional supplies                            378,348         491,402
                                                -----------      ----------

                                                $13,148,709      $12,736,328
                                                ===========      ===========

4 - STANLEY HOME PRODUCTS
    ---------------------


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

   On a pro forma (unaudited) basis, if the license agreement with Stanhome
Inc. and the acquisition of The Fuller Brush Company had occurred as of April 1, 1994 (the beginning of the six months ended September 30, 1994), the consolidated results of operations of the Company including Stanley Home Products and Fuller would have been approximately:

                                             SEPTEMBER 30, 1994
                                             ------------------


    Net sales                                   $53,522,000
    Net income                                  $ 1,540,000
    Net income per share                        $      0.35
       (both primary and fully diluted)

   The pro forma information has been prepared on the basis of preliminary assumptions and estimates which are subject to adjustment and may not be indicative of actual or future results. Sales information for Stanley Home Products during 1995 indicate that sales will be significantly lower than 1994 historical levels. The reduction is partially attributable to the peso devaluation which has significantly impacted sales at the United States/Mexican border as well as the elimination of credit sales and implementation of an `all cash''sales term policy. It appears that these factors will continue to impact the Stanley Home Products operations during fiscal 1996, causing sales on a quarterly and annual basis to be lower than those historically reported.


5 - SEGMENT REPORTING
    -----------------


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


6 - LITIGATION
    ----------


   No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------

          AND RESULTS OF OPERATIONS
          -------------------------


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


   As described in Note 2, the Company obtained approximately $8,900,000 (net of placement costs and after the rescission of the 632,000 shares at $11 a share) from the private placement offering. Prior to September 30, 1995, the Company used approximately $2,500,000 to pay off two term notes with Nations Bank, as well as pay down the outstanding line of credit. Subsequent to quarter end, the Company also paid a subordinated note for $1,000,000 which matured on October 11, 1995. The remaining funds have been invested in short term investments, and are expected to be used for potential acquisitions, future capital expenditures and working capital needs, and further debt reductions.
The Company estimates that $1,000,000 to $2,000,000 may be used as working capital in relation to the product lines of Stanley Home Products. The Company continues to maintain a $4.5 million line of credit, which expires on October 31, 1996. The Agreement contains a variety of covenants, including specific working capital and net worth covenants, which are customary in such a credit facility. During Septmeber, 1995, the Company negotiated the interest rate on the line of credit to `prime'', (down from prime plus .25%) for future line borrowings.

   During September, 1995, the Company also negotiated the renewal of the Letter of Credit (LC) which backs $6,000,000 of bond financing in connection with The Fuller Brush Company. The interest rate has been reduced from 2% to 1.5% on the renewed LC.

   The Company continues to maintain a line of credit facility with a major Belgian bank, which at September 30, 1995, was fully utilized at $868,000. The Company repaid this line of credit in November, 1995. In October, 1995, the Company negotiated an amendment to this credit facility, increasing the total availablility to 40 million Belgian francs. Based on average monthly conversion rates for the Belgian franc, approximately $1,380,000 is now available under the amended credit facility.

   The working capital ratios at September 30, 1995, March 31, 1995, and September 30, 1994, were 2.70 to 1, 2.36 to 1, and 3.47 to 1, respectively. The decrease in the working capital ratio compared to September 1994 is primarily due to the additional debt incurred relating to the Fuller acquisition. The increase in the working capital ratio at September 30, 1995, is primarily the result of the repayment of debt, described above.

   Management believes that the private placement funds, coupled with the existing available lines of credit and cash flows from operations, should be adequate to meet normal working capital needs based on operations as of September 30, 1995.


ASSET TURNOVER RATIOS
---------------------

                            SEPTEMBER 30, 1995 MARCH 31, 1995 SEPTEMBER 30, 1994
                            ------------------ -------------- ------------------


   (1) Receivables-days
   outstanding                   56.0 days        77.1 days        89.0 days

   (2) Annual inventory turns    3.7 times        3.3 times        3.2 times

   At September 30, 1995, the improvement in days outstanding results from the inclusion of The Fuller Brush Company receivables which generally have short payment terms and the SHP cash sales which began in April, 1995. The Imaging segment continues to average 90 days due to extended payment terms for its dealers and foreign operations.


   Inventory turns increased slightly for the periods presented.


                             RESULTS OF OPERATIONS
                             ---------------------


   Sales for the quarter ended September 30, 1995, increased 92.8% over the quarter ended September 30, 1994, and increased 93.1% for the six months ended September 30, 1995, versus September 30, 1994. The significant percentage increases in operating results for the six months ended September 30, 1995, are primarily the result of the inclusion of The Fuller Brush Company and Stanley Home Products' sales, which were not included in the period ended September 30, 1994.

   For the Imaging segment, overall sales for the quarter ended September 30, 1995, decreased 1% over the quarter ended September 30, 1994, and 5% over the six months ended September 30, 1995 versus September 30, 1994. The decrease is primarily the result of the increased competition in the medical chemistry markets as previously disclosed through the third and fourth quarters of fiscal 1995, coupled with continued efforts to remove low margin bulk medical chemistry accounts, as disclosed in the first quarter of fiscal 1996.

   Sales in the Cleaning and Personal Care Products' segment were approximately $11,100,000 and $22,600,000 for the quarter and six months ended September 30, 1995. Since the acquisition of The Fuller Brush Company did not occur until the third quarter of fiscal 1995, and the Stanley Home Products' license agreement was not effective until April 1, 1995, no comparable quarter or six month financial information exists.

   Net income for the quarter ended September 30, 1995, increased 100% over the quarter ended September 30, 1994, due primarily to the inclusion of The Fuller Brush Company, Inc. and Stanley Home Products.

   Gross margins have increased to 45.4% for this quarter versus 41.2% for the year ended March 31, 1995, and 42.0% for the same quarter last year. The addition of The Fuller Brush Company and Stanley Home Products at 51% margin levels has blended with the Imaging segment margins at 40%. Year to date gross margins are 45.7% at September 30, 1995, versus 42.7% through September 30, 1994.

   Selling, administrative, and engineering costs this quarter were 31.9% of sales compared with 30.3% at March 31, 1995, and 29.6% in the same quarter of last year. The increases for both the quarter and year to date September, 1995, versus September, 1994 are the result of the inclusion of Fuller and Stanley Home Products' expenses at 39%, as well as increased marketing expenditures related to the imaging market.

   Net interest expense for the current quarter has increased versus the quarter ended September 30, 1994, primarily due to increased borrowings related to the acquisition of The Fuller Brush Company.


FOREIGN OPERATIONS
------------------


   Combined foreign operations earned a small profit for the quarter ended September 30, 1995, versus a small loss for the quarter ended September 30, 1994, as each of the foreign subsidiaries showed improved operating results as compared to the quarter ended September 30, 1994. While the economies of Italy and Belgium have been suffering from serious general economic slowdowns, sales volumes and market share of CPAC subsidiaries in these countries have continued to show solid improvement.

   The political situation in Italy continues to be unstable, and management therefore continues to be concerned about the short-term operating results. It is difficult to predict the economic situation but at the present time, management expects the combined Belgian and Italian operations to show continued growth for the 1996 fiscal year.

   As we have previously reported, the political and economic situation in Venezuela is very unstable. Based on the first nine months of operations, sales for the year are projected to be less than $500,000. Over the last six months, management of CPAC, Inc., has seriously curtailed these operations to reduce operating losses caused by lowered sales volumes. Our analyses indicate that Venezuela will not be a viable marketplace in the near future. Based on this and other factors, management is evaluating all available options, including the possibility that the operation may be shut down by the end of this fiscal year. At the present time, the impact from such a decision should not be material.

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




ENVIRONMENTAL CONTINGENCY
-------------------------


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

   The Consent Order does not apply, by its terms, to The Fuller Brush Company, Inc. as the new purchaser of the assets of the Seller as long as the Seller is performing its obligations under the Consent Order. Estimates of the costs of the remediation as set forth in the work plan submitted by the Seller range from $150,000 to $200,000. In order to secure the performance of such obligations by the Seller and to provide a fund from which the costs of the required remediation are to be paid, the Company and the Seller established a cash escrow account in the total amount of $700,000; of this amount $250,000 was provided by the Seller, with the balance provided by the Company. Based on costs incurred to date and estimates for completion, the Company's share of the cash escrow account has been reduced to $50,000.



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

        None


Item 3. Defaults Upon Senior Securities
        -------------------------------

        None


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------


    1. The Annual Meeting of the Shareholders of the Registrant was held on August 9, 1995. At such Annual Meeting, the following individuals were elected as Directors of the Registrant, to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:

                                                       Number of Votes:
                                                       ----------------


                                                      For           Withheld
                                                      ---           --------

        Thomas N. Hendrickson                      2,931,744          8,278
        Robert C. Isaacs                           2,932,400          7,622
        Robert Oppenheimer                         2,931,744          8,278
        Seldon T. James, Jr.                       2,931,744          8,278
        John C. Burton                             2,932,400          7,622

    2.  In addition, at such Annual Meeting, the Shareholders:

        (a) ratified the appointment of Coopers & Lybrand L.L.P. by the Board of Directors, as independent auditors of the Registrant for the fiscal year ending March 31, 1996, with votes cast as follows:

                      For             Against           Abstain
                      ---             -------           -------

                   2,935,638            4009              375

        (b) approved an amendment to the Registrant's Certificate of Incorporation to increase the number of authorized $.01 par value common shares from 5,000,000 to 10,000,000 authorized $.01 par value common shares as follows:

                      For             Against           Abstain
                      ---             -------           -------

                   2,853,740           75,405            10,877


Item 5. Other Information
        -----------------

        None


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


    a.  Exhibits



        The following Exhibits, as applicable, are attached to this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index

        (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

            2.2 Licensing Agreement with Stanhome Inc. incorporated by reference to Form 8-K (Current Report) filed January 30, 1995

        (3) Articles of Incorporation, By-Laws

            3.1   Certificate of Incorporation, as amended

            3.2 By-laws, as amended, incorporated by reference to Form 10-K, filed for period ended March 31, 1989

        (4) Instruments defining the rights of security holders, including indentures

            4.1 Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994

        (9) Voting Trust Agreement

            Not applicable

        (10)Material Contracts

            10.1 Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995

        (11)Statement re:  Computation of Per Share Earnings (Loss)

            Not applicable

        (12)Statement re:  Computation of Ratios

            Not applicable

        (13)Annual Report to Security Holders

            Not applicable

        (16)Letter re:  Change of Certifying Accountant

            Not applicable

        (18)Letter re:  Change in Accounting Principles

            Not applicable


        (21)Subsidiaries of the Registrant

            Not applicable


        (22)Published report regarding matters submitted to vote of security holders

            Not applicable

        (23)Consent of Experts and Counsel

            Not applicable

        (24)Power of Attorney

            Not applicable

        (27)Financial Data Schedule

        (28)Information from reports furnished to state insurance regulatory authorities

            Not applicable

        (99)Additional Exhibits

            99.1 Agreement of Rescission, Repurchase and Settlement, dated November 1, 1995

    b.  Reports Filed on 8-K

        Not applicable





                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             CPAC, INC.


Date        November 14, 1995                By  /s/ Thomas N. Hendrickson
     ----------------------------                -------------------------------
                                                 Thomas N. Hendrickson,
                                                 President,
                                                 Chief Executive Officer,
                                                 Treasurer


Date        November 14, 1995                By  /s/ Thomas J. Weldgen
     ----------------------------                -------------------------------
                                                 Thomas J. Weldgen
                                                 Chief Financial Officer



                            EXHIBIT INDEX
                            -------------

EXHIBIT                                                                     PAGE
-------                                                                     ----


  2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

         2.2  Licensing Agreement with Stanhome Inc. incorporated by reference to Form 8-K (Current Report) filed January 30,
              1995                                                          N/A

  3.     Articles of Incorporation, By-Laws

         3.1  Certificate of Incorporation, as amended                       18

         3.2  By-laws, as amended, incorporated by reference to Form
              10-K, filed for period ended March 31, 1989                   N/A

  4. Instruments defining the rights of security holders, including indentures

         4.1  Loan Agreement dated February 9, 1994, and Letter of
              Commitment dated December 16, 1993, incorporated by
              reference to Form 10-K filed for period ended March 31,
              1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits
              to the Form 10-Q for the quarter ended December 31, 1994      N/A

  9.     Voting Trust Agreement                                             N/A

 10.     Material Contracts                                                 N/A

         10.1 Employment Agreement between Thomas N. Hendrickson and
              CPAC, Inc. dated September 30, 1995                            20

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

 16.     Letter re:  Change of Certifying Accountant                        N/A

 18.     Letter re:  Change in Accounting Principles                        N/A

 21.     Subsidiaries of the Registrant                                     N/A

 22.     Published report regarding matters submitted to vote of
         security holders                                                   N/A

 23.     Consent of Experts and Counsel                                     N/A

 24.     Power of Attorney                                                  N/A

 27.     Financial Data Schedule                                             23

 28.     Information from reports furnished to state insurance
         regulatory authorities                                             N/A

 99.     Additional Exhibits

         99.1 Agreement of Rescission, Repurchase and Settlement, dated
              November 1, 1995                                               24



x