Form 10-Q
period 1995-12-31
CPAC INC
filed 1996-02-13
CIK 351717

FORM 10-Q
                                   ---------


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarter Ended            December 31, 1995
                      ----------------------------------------------------------


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


                                   CPAC, INC.
--------------------------------------------------------------------------------

             (Exact name of Registrant as Specified in its Charter)

              New York                                  16-0961040
------------------------------------        ------------------------------------

  (State or Other Jurisdiction of          (IRS Employer Identification Number)
   Incorporation or Organization)


2364 Leicester Rd., Leicester, New York                      14481
----------------------------------------        --------------------------------

(Address of Principal Executive Offices)                  (ZIP Code)


Registrant's telephone number, including area code:  (716) 382-3223
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

      Yes [ X ]   No [   ]

As of December 31, 1995, there were outstanding 5,845,614 shares of the Company's Common Stock, $.01 Par Value. Options for 399,738 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.




                          CPAC, INC. AND SUBSIDIARIES
                          ---------------------------


                                     INDEX
                                     -----


PART I   FINANCIAL INFORMATION                                              PAGE
         ---------------------                                              ----


 Item 1. Financial Statements

         CPAC, Inc. and Subsidiaries Consolidated
            Balance Sheets - December 31, 1995 (Unaudited),
            and March 31, 1995                                                3

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Nine Months Ended
            December 31, 1995, and December 31, 1994 (Unaudited)              4

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Three Months Ended
            December 31, 1995, and December 31, 1994 (Unaudited)              5

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Cash Flows - Nine Months Ended
            December 31, 1995, and December 31, 1994 (Unaudited)              6

         Notes to Consolidated Financial Statements                           7

 Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9

PART II  OTHER INFORMATION
         -----------------

 Item 1. Legal Proceedings                                                   13

 Item 2. Changes in Securities                                               13

 Item 3. Defaults Upon Senior Securities                                     13

 Item 4. Submission of Matters to a Vote of
            Security Holders                                                 13

 Item 5. Other Information                                                   13

 Item 6. Exhibits and Reports on Form 8-K                                    13


SIGNATURE PAGE                                                               15

EXHIBIT INDEX                                                                16


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------


                                                               ASSETS
                                                               ------

                                                                               DECEMBER 31, 1995        MARCH 31, 1995
                                                                               -----------------        --------------

                                                                                  (Unaudited)               (Note)
Current assets:
   Cash and cash equivalents                                                  $      12,579,684       $          81,891
   Accounts receivable (net of allowance for doubtful
     accounts of $798,000 and $601,000, respectively)                                12,578,476              13,091,450
   Inventory                                                                         15,590,169              12,736,328
   Prepaid expenses and other current assets                                          1,973,066               2,020,124
                                                                              -----------------       -----------------

       Total current assets                                                          42,721,395              27,929,793

Property, plant and equipment, net                                                   15,492,407              15,115,576
Goodwill and intangible assets (net of amortization of
   $1,164,612 and $921,255, respectively)                                             2,727,322               3,065,581
Other assets                                                                          2,813,082               2,883,511
                                                                              -----------------       -----------------


                                                                              $      63,754,206       $      48,994,461
                                                                              =================       =================

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------

Current liabilities:
   Current portion of long-term debt                                          $         196,901       $       3,382,848
   Accounts payable                                                                   5,721,515               4,479,173
   Accrued payroll and related expenses                                               1,413,340               1,187,099
   Accrued income taxes payable                                                         118,755                 298,803
   Other accrued expenses and liabilities                                             3,115,173               2,507,785
                                                                              -----------------       -----------------

     Total current liabilities                                                       10,565,684              11,855,708

Long-term debt, net of current portion                                                7,823,931              11,914,875
Accrued deferred compensation                                                           480,275                 398,190
Accrued royalty                                                                       2,084,862               2,084,862
Other long-term liabilities                                                             243,790                  60,790
Minority interest in foreign subsidiary                                                  33,106                  31,364

Shareholders' equity:
   Common stock, par value $.01 per share;
     Authorized 10,000,000 shares;
     Issued 5,906,381 shares and 4,379,943 shares,
       respectively                                                                      59,064                  43,799
   Additional paid-in capital                                                        28,369,820              12,852,270
   Retained earnings                                                                 14,964,853              10,711,534
Foreign currency translation adjustment                                                (417,268)               (602,968)
                                                                              -----------------       -----------------

                                                                                     42,976,469              23,004,635
Less:  Treasury stock, at cost, 60,767 and 53,512 shares                               (453,911)               (355,963)
                                                                              -----------------       -----------------

   Total shareholders' equity                                                        42,522,558              22,648,672
                                                                              -----------------       -----------------


                                                                              $      63,754,206       $      48,994,461
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


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------


                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------


                                              DECEMBER 31, 1995, AND DECEMBER 31, 1994
                                              ----------------------------------------




                                                             UNAUDITED
                                                             ---------




                                                                             1995                         1994
                                                                             ----                         ----

Net sales                                                              $     66,606,152            $      40,247,567
                                                                       ----------------            -----------------


Costs and expenses:
   Cost of sales                                                             36,065,846                   23,493,091
   Selling, administrative and
     engineering expenses                                                    22,230,036                   12,217,747
   Research and development expense                                             469,970                      214,818
   Minority interest in consolidated
     foreign subsidiary                                                           1,742                         (195)
   Interest expense, net                                                        739,239                      463,225
                                                                       ----------------            -----------------


                                                                             59,506,833                   36,388,686
                                                                       ----------------            -----------------


Income before income tax expense                                              7,099,319                    3,858,881

Provision for income tax expense                                             (2,846,000)                  (1,490,000)
                                                                       ----------------            -----------------


       Net income                                                      $      4,253,319            $       2,368,881
                                                                       ================            =================

Income per common share
   (Primary and Fully Diluted):

       Net income                                                      $           0.88            $            0.58
                                                                       ================            =================

Common shares outstanding - fully diluted                                     4,856,374                    4,103,920
                                                                       ================            =================


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------


                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------


                                              DECEMBER 31, 1995, AND DECEMBER 31, 1994
                                              ----------------------------------------




                                                             UNAUDITED
                                                             ---------




                                                                             1995                         1994
                                                                             ----                         ----

Net sales                                                              $     22,163,823            $      17,226,843
                                                                       ----------------            -----------------


Costs and expenses:
   Cost of sales                                                             11,945,788                   10,300,264
   Selling, administrative and
     engineering expenses                                                     7,423,174                    5,194,821
   Research and development expense                                             158,695                       70,776
   Minority interest in consolidated
     foreign subsidiary                                                           1,091                          799
   Interest expense, net                                                        108,243                      277,695
                                                                       ----------------            -----------------


                                                                             19,636,991                   15,844,355
                                                                       ----------------            -----------------


Income before income tax expense                                              2,526,832                    1,382,488

Provision for income tax expense                                             (1,004,000)                    (479,000)
                                                                       ----------------            -----------------


       Net income                                                      $      1,522,832            $         903,488
                                                                       ================            =================

Income per common share
   (Primary and Fully Diluted):

       Net income                                                      $           0.27            $            0.21
                                                                       ================            =================

Common shares outstanding - fully diluted                                     5,575,747                    4,326,976
                                                                       ================            =================




                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------


                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------


                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------


                                              DECEMBER 31, 1995, AND DECEMBER 31, 1994
                                              ----------------------------------------




                                                             UNAUDITED
                                                             ---------


                                                                                       1995                   1994
                                                                                       ----                   ----

Cash flows from operating activities:
   Net income                                                                     $    4,253,319         $    2,368,881
                                                                                  --------------         --------------

   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                                   1,472,938                740,451
       Amortization of intangible assets                                                 267,977                260,390
   Changes in assets and liabilities, net of effects of
     business acquisitions:
       Accounts receivable                                                               505,327               (205,608)


       Inventory                                                                      (2,863,319)              (609,459)
       Accounts payable                                                                1,238,864               (653,988)
       Accrued expenses & liabilities                                                    650,828               (139,589)
       Accrued deferred compensation                                                      81,793                 49,900
       Other changes, net                                                                658,386             (1,151,933)
                                                                                  --------------         --------------

         Total adjustments                                                             2,012,794             (1,709,836)
                                                                                  --------------         --------------

            Net cash provided by operating activities                                  6,266,113                659,045
                                                                                  --------------         --------------


Cash flows from investing activities:
   Purchase of property, plant, and equipment, (net)                                  (1,859,187)            (1,510,151)
   Business acquisition, net of cash acquired                                                                (2,042,131)
                                                                                  ---------------        --------------

       Net cash used in investing activities                                          (1,859,187)            (3,552,282)
                                                                                  --------------         --------------


Cash flows from financing activities:
   Issuance of common stock, net                                                      15,388,730                173,300
   Proceeds from borrowings                                                                                   3,710,176
   Repayment of long-term borrowings                                                  (7,297,863)              (538,395)
   Payment of cash dividends                                                                                   (409,463)
                                                                                  ---------------        --------------

       Net cash provided by financing activities                                       8,090,867              2,935,618
                                                                                  --------------         --------------


   Effect of exchange rate changes on cash                                                                         (170)
                                                                                  ---------------        --------------


       Net increase  in cash
         and cash equivalents                                                         12,497,793                 42,211

Cash and cash equivalents - beginning of period                                           81,891                 35,635
                                                                                  --------------         --------------


Cash and cash equivalents - end of period                                         $   12,579,684         $       77,846
                                                                                  ==============         ==============

Supplemental Disclosure of Noncash Investing and Financing Activities:  375,000 shares of common stock with a market value of
$3,360,000 (as adjusted for the five for four stock split) were issued in connection with the acquisition of The Fuller Brush
Company during the quarter ended December 31, 1994.





                          CPAC, INC. AND SUBSIDIARIES
                          ---------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                   UNAUDITED
                                   ---------



1 - CONSOLIDATED FINANCIAL STATEMENTS
    ---------------------------------


   The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the nine-month periods ended December 31, 1995, and December 31, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at December 31, 1995 (which include only normal recurring adjustments), have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1995, annual report to shareholders. The results of operations for the nine months ended December 31, 1995, are not necessarily indicative of the operating results for the full year.



2 - SALE AND REPURCHASE OF COMMON STOCK
    -----------------------------------


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

   In response to matters raised by the staff of the NASDAQ Stock Market (NASDAQ) concerning the number of shares sold, the Company entered into an Agreement of Rescission, Repurchase and Settlement with CPAC Investors, L.L.C. on November 1, 1995, to rescind 632,000 previously issued shares of the Company's $.01 par common stock at $11 a share. The Agreement indicated that subsequent to the rescission, the Company would immediately begin soliciting shareholder approval for the reissuance of 632,000 shares, at $11 a share, to CPAC Investors, L.L.C. On December 28, 1995, the Registrant's shareholders approved the sale of 632,000 shares of its $.01 par value common stock at $11.00 per share to CPAC Investors, L.L.C. The closing of this transaction took place on the same date. As a result of the completion of the sale, the number of the Registrant's issued and outstanding $.01 par value common stock increased from 5,213,614 common shares (the amount outstanding subsequent to the 632,000 share rescission) to 5,845,614 common shares.

   At December 31, 1995, the Company's Consolidated Balance Sheet reflected the net cash proceeds received as well as the net increase in common shares outstanding from the issuance of the 500,000 shares issued on October 3, 1995, the rescission of the 632,000 shares on November 2, 1995, and the reissuance of the 632,000 shares on December 28, 1995. The cash proceeds segregated and disclosed at September 30, 1995, as `cash equivalents restricted for the share repurchase''have been grouped with other cash and cash equivalents at December 31, 1995, without any restriction. For purposes of computing the primary and fully diluted earnings per share, the share numbers shown in the Company's Consolidated Statement of Operations as weighted average shares for the three and nine months ended December 31, 1995, reflect the issuance of the 500,000 shares, the rescission of the 632,000, and the ultimate reissuance of the 632,000 shares on December 28, 1995.


3 - FOTOPROCESOS DE VENEZUELA C.A. (FOTUS) CLOSING
    ----------------------------------------------


   As previously disclosed, the political and economic situation in Venezuela has been very unstable. Management of CPAC, Inc. has evaluated all possible options for the operations of Fotoprocesos de Venezuela (Fotus). During the quarter ended December 31, 1995, the currency situation in Venezuela worsened, resulting in another devaluation.

   Based on the continued decline in value and poor economic performance, management of CPAC, Inc. has announced the planned closing of the Fotus operations. Accounting reserves have been established to cover employee severance and other related costs associated with the shut down of Fotus and ultimate planned sale of the land and building. The impact of these reserves is a one time charge of $168,000 or $.03 per share taken against the earnings of the December 31, 1995, quarter. The Company remains committed to its customer base in Venezuela and Latin America and plans to continue to serve this market directly from its domestic subsidiaries. Sales in Venezuela for the year ended December 31, 1995, were approximately $467,000.


4 - INVENTORY
    ---------


Inventory is summarized as follows:
                                          DECEMBER 31, 1995    MARCH 31, 1995
                                          -----------------    --------------


    Raw materials and purchased parts        $ 7,332,436         $6,036,693
    Work-in-process                              875,101            708,143
    Finished goods                             7,077,598          5,500,090
    Promotional supplies                         305,034            491,402
                                             -----------         ----------

                                             $15,590,169         $12,736,328
                                             ===========         ===========

5 - STANLEY HOME PRODUCTS
    ---------------------


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

   On a pro forma (unaudited) basis, if the license agreement with Stanhome
Inc. and the acquisition of The Fuller Brush Company had occurred as of April 1, 1994 (the beginning of the nine months ended December 31, 1994), the consolidated results of operations of the Company including Stanley Home Products and Fuller would have been approximately:

                                             DECEMBER 31, 1994
                                             -----------------


    Net sales                                   $ 80,299,000
    Net income                                  $  2,272,000
    Net income per share                        $       0.52
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



6 - SEGMENT REPORTING
    -----------------


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


7 - LITIGATION
    ----------


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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------

          RESULTS OF OPERATIONS
          ---------------------



                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


   As described in Note 2, the Company completed the private placement of 1,500,000 shares of common stock resulting in proceeds of approximately $15,300,000 net of placement costs. Of this amount, debt obligations totaling approximately $5,416,000 were paid off. The remaining funds have been invested in short term investments, and are expected to be used for potential acquisitions, future capital expenditures and working capital needs, and further debt reductions. The Company estimates that an additional $1,000,000 to $2,000,000 may still be required as working capital in relation to the product lines of Stanley Home Products. The Company continues to maintain a $4.5 million line of credit, interest at prime, which expires on October 31, 1996. The Agreement contains a variety of covenants, including specific working capital and net worth covenants, which are customary in such a credit facility. At December 31, 1995, the Company had not accessed the line of credit.

   The Company also has outstanding a Letter of Credit (LC), interest at 1.5%, which backs $6,000,000 of bond financing in connection with The Fuller Brush Company.

   The Company continues to maintain a line of credit facility with a major Belgian bank. The Company repaid this line of credit in November, 1995, and did not access the line at December 31, 1995. In October, 1995, the Company negotiated an amendment to this credit facility, increasing the total availability to 40 million Belgian francs. Based on average monthly conversion rates for the Belgian franc, approximately $1,340,000 is now available under the amended credit facility.

   The working capital ratios at December 31, 1995, March 31, 1995, and December 31, 1994, were 4.04 to 1; 2.4 to 1; and 2.37 to 1, respectively. The increase in the working capital ratio compared to March 31, 1995, and December 31, 1994, is primarily due to the net proceeds from the private placement and the paydown of debt obligations, described above.



   Management believes that the private placement funds, coupled with the existing available lines of credit and cash flows from operations, should be adequate to meet normal working capital needs based on operations as of December 31, 1995.


ASSET TURNOVER RATIOS
---------------------

                            DECEMBER 31, 1995  MARCH 31, 1995 DECEMBER 31, 1994
                            -----------------  -------------- -----------------


    (1)  Receivables-days
         outstanding            54.9 days        77.1 days        80.9 days

    (2)  Annual inventory
         turns                  2.5 times        3.3 times        3.0 times

   The improvement in days outstanding results from the inclusion of The Fuller Brush Company receivables which generally have short payment terms and the SHP cash sales which began in April, 1995. The Imaging segment continues to average 90 days due to extended payment terms for its dealers and foreign operations.

   Inventory turns decreased from the previous periods primarily due to the buildup of inventory at Fuller in connection with production of items for Stanley Home Products.


                             RESULTS OF OPERATIONS
                             ---------------------


   Sales for the quarter ended December 31, 1995, increased 28.7% over the quarter ended December 31, 1994, and increased 65.5% for the nine months ended December 31, 1995, versus December 31, 1994. The significant percentage increases in operating results for the nine months ended December 31, 1995, are primarily the result of the inclusion of The Fuller Brush Company and Stanley Home Products' sales, which in 1994 included only The Fuller Brush Company's sales since October 13, 1994, and did not include any Stanley Home Products' sales in the period ended December 31, 1994.

   For the Imaging segment, overall sales for the quarter ended December 31, 1995, decreased 1.9% over the quarter ended December 31, 1994, and 4% over the nine months ended December 31, 1995 versus December 31, 1994. The decrease is primarily the result of the increased competition in the medical and photochemical chemistry markets, coupled with continued efforts to remove low margin accounts, as disclosed in the first quarter of fiscal 1996.

   Sales in the Cleaning and Personal Care Products' segment were approximately $10,882,000 and $33,458,000 for the quarter and nine months ended December 31, 1995. Since the acquisition of The Fuller Brush Company did not occur until into the third quarter of fiscal 1995, and the Stanley Home Products' license agreement was not effective until April 1, 1995, no comparable quarter or nine month financial information exists.

   Net income for the quarter ended December 31, 1995, increased 68.6% over the quarter ended December 31, 1994, due primarily to the inclusion of The Fuller Brush Company, Inc. and Stanley Home Products.

   Gross margins have increased to 46.1% for this quarter versus 41.2% for the year ended March 31, 1995, and 40.2% for the same quarter last year. The addition of The Fuller Brush Company and Stanley Home Products at 52% margin levels has blended with the Imaging segment margins at 40%. Year to date gross margins are 45.9% at December 31, 1995, versus 41.6% through December 31, 1994.

   Selling, administrative, and engineering costs this quarter were 33.4% of sales compared with 30.3% at March 31, 1995, and 30.2% in the same quarter of last year. The increases for both the quarter and year to date December, 1995, versus December, 1994 are the result of the inclusion of Fuller and Stanley Home Products' expenses at 37.8%, as well as costs related to the closing of Fotus in the imaging segment.

   Net interest expense for the current quarter has decreased versus the quarter ended December 31, 1994, primarily due to the paydown of certain debt obligations with proceeds received from the private placement. Net interest expense for the nine months ended December 31, 1995, versus the nine months ended December 31, 1994, has increased primarily due to increased borrowings related to the acquisition of The Fuller Brush Company.

   The provision for income taxes as a percentage of consolidated pre-tax earnings for the quarter ended December 31, 1995, was 39.7% versus 34.7% for the quarter ended December 31, 1994, and 40.1% versus 38.6% for the corresponding year-to-date. While the domestic effective tax rate has remained comparable throughout the period, the consolidated rate in 1994 was reduced by foreign earnings which were offset by utilization of foreign tax net operating loss carryforwards, which were fully utilized at March 31, 1995. It is expected that the consolidated tax rate will remain consistent in the fourth quarter.


EUROPEAN FOREIGN OPERATIONS
---------------------------


   Combined European foreign operations earned a small profit for the quarter ended December 31, 1995, which was slightly higher than the profit for the quarter ended December 31, 1994. While the economies of Italy and Belgium have been suffering from serious general economic slowdowns, sales volumes and market share of CPAC subsidiaries in these countries have continued to show solid improvement. Management expects both European operations to show continued growth in the fourth quarter.

   The Company has exposure to currency fluctuations and has utilized conservative hedging programs (primarily forward foreign currency exchange contracts), to help minimize the impact of these fluctuations on results of operations. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions.


FOTOPROCESOS DE VENEZUELA C.A. (FOTUS) CLOSING
----------------------------------------------


   As previously disclosed, the political and economic situation in Venezuela has been very unstable. Management of CPAC, Inc. has evaluated all possible options for the operations of Fotoprocesos de Venezuela (Fotus). During the quarter ended December 31, 1995, the currency situation in Venezuela worsened, resulting in another devaluation.

   Based on the continued decline in value and poor economic performance, management of CPAC, Inc. has announced the planned closing of the Fotus operations. Accounting reserves have been established to cover employee severance and other related costs associated with the shut down of Fotus and ultimate planned sale of the land and building. The impact of these reserves is a one time charge of $168,000 or $.03 per share taken against the earnings of the December 31, 1995, quarter. The Company remains committed to its customer base in Venezuela and Latin America and plans to continue to serve this market directly from its domestic subsidiaries. Sales in Venezuela for the year ended December 31, 1995, were approximately $467,000.


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

        None


Item 3. Defaults Upon Senior Securities
        -------------------------------

        None


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------


    1. A Special Meeting of the Shareholders of the Registrant was held on December 28, 1995. At such Special Meeting, the Registrant's shareholders approved the sale of 632,000 shares of its $.01 par value common stock at $11.00 per share to CPAC Investors, L.L.C., an unrelated Delaware limited liability company, with votes cast as follows:

                     FOR                AGAINST                 ABSTAIN
                     ---                -------                 -------


                  3,526,023             584,777                 16,683



        The closing of this transaction took place on the same date. As a result of the completion of the sale, the number of the Registrant's issued and outstanding $.01 par value common stock increased from 5,213,614 common shares to 5,845,614 common shares.


Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


    a.  Exhibits

        The following Exhibits, as applicable, are attached to this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

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

       (10) Material Contracts
            Not applicable

       (11) Statement re:  Computation of Per Share Earnings (Loss)
            Not applicable

       (12) Statement re:  Computation of Ratios
            Not applicable

       (13) Annual Report to Security Holders
            Not applicable

       (16) Letter re:  Change of Certifying Accountant
            Not applicable

       (18) Letter re:  Change in Accounting Principles
            Not applicable

       (21) Subsidiaries of the Registrant
            Not applicable

       (22) Published report regarding matters submitted to vote of security holders
            Not applicable

       (23) Consent of Experts and Counsel
            Not applicable

       (24) Power of Attorney
            Not applicable

       (27) Financial Data Schedule

       (28) Information from reports furnished to state insurance regulatory authorities
            Not applicable

       (99) Additional Exhibits
            Not applicable

    b.  Reports Filed on 8-K

        On October 5, 1995, the Company filed a Current Report (Form 8-K) with respect to the October 3, 1995, announced completion of a private placement of 1,500,000 shares of its $.01 par value common stock.





                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             CPAC, INC.


Date        February 13, 1996                By  /s/ Thomas N. Hendrickson
     ----------------------------                ------------------------------

                                                 Thomas N. Hendrickson,
                                                 President,
                                                 Chief Executive Officer,
                                                 Treasurer


Date        February 13, 1996                By  /s/ Thomas J. Weldgen
     ----------------------------                ------------------------------

                                                 Thomas J. Weldgen
                                                 Chief Financial Officer



                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                                     PAGE
-------                                                                     ----


  2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

         2.2  Licensing Agreement with Stanhome Inc. incorporated
              by reference to Form 8-K (Current Report) filed
              January 30, 1995                                              N/A

  3.     Articles of Incorporation, By-Laws

         3.1  Certificate of Incorporation, as amended                      N/A

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

 16.     Letter re:  Change of Certifying Accountant                        N/A

 18.     Letter re:  Change in Accounting Principles                        N/A

 21.     Subsidiaries of the Registrant                                     N/A

 22.     Published report regarding matters submitted to vote of
         security holders                                                   N/A

 23.     Consent of Experts and Counsel                                     N/A

 24.     Power of Attorney                                                  N/A

 27.     Financial Data Schedule                                             17

 28.     Information from reports furnished to state insurance
         regulatory authorities                                             N/A

 99.     Additional Exhibits                                                N/A