Form 10-K405
period 1996-03-31
CPAC INC
filed 1996-06-20
CIK 351717

FORM 10-K
                                    --------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended          March 31, 1996
                          ------------------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                     to
                              --------------------   ---------------------------

Commission File No.                   0-9600
                   -------------------------------------------------------------

                                    CPAC, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                New York                                 16-0961040
- ----------------------------------------     -----------------------------------
  (State or Other Jurisdiction of           (IRS Employer Identification Number)
   Incorporation or Organization)

2364 Leicester Rd., Leicester, New York                    14481
- -----------------------------------------    -----------------------------------
(Address of Principal Executive Offices)                 (ZIP Code)

Registrant's telephone number, including area code:   (716)-382-3223
                                                   -----------------------------

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

As of June 14, 1996, there were outstanding 7,344,003 shares of the Company's Common Stock, $.01 Par Value. The aggregate market value of the 5,189,148 shares held by non-affiliates on that date was $55,783,341, based on the average of high and low bid prices of $11.00 and $10.50 respectively. Options for 712,506 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Certain portions of Part III of this report are incorporated herein by reference to portions of the Registrant's Proxy Statement dated June 27, 1996.

The Exhibit Index to this Report is found on page 43.



                                   CPAC, INC.
                                   ----------

                               TABLE OF CONTENTS
                               ------------------


PART I
- ------

Item 1           Business                                                    4

Item 2           Properties                                                 11

Item 3           Legal Proceedings                                          12


PART II
- -------

Item 5           Market for the Registrant's Common Equity and
                 Related Security Holder Matters                            13

Item 6           Selected Financial Data                                    14

Item 7           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        15

Item 8           Financial Statements and Supplementary Data                20


PART III
- -------

Item 10          Directors and Executive Officers of the Registrant         39

Item 11          Executive Compensation                                     40

Item 12          Security Ownership of Certain Beneficial Owners
                 and Management                                             40

Item 13          Certain Relationships and Related Transactions             40


PART IV
- -------

Item 14          Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                                41


SIGNATURES                                                                  44
- ----------



                                 INDEX TO ITEMS
                                 --------------

                           INCORPORATED BY REFERENCE
                           --------------------------


                                                         CAPTION IN PROXY
PART III                                                    STATEMENT
- -------                                                     ----------


Item 10     Directors and Executive Officers of       Directors and Executive
              the Registrant                            Officers


Item 11     Executive Compensation                    Executive Compensation


Item 12     Security Ownership of Certain             Security Ownership of
              Beneficial Owners and Management          Certain Beneficial
                                                         Owners and Management


Item 13     Certain Relationships and Related         Information About the
              Transactions                              Board and Its Committees


                                     PART I
                                     ------

ITEM 1.    BUSINESS
           --------

                                    HISTORY
                                    -------

   The Company was formed on March 27, 1969 as a New York Corporation under the name of Computerized Pollution Abatement Corporation. Its name was shortened to CPAC, Inc. (pronounced "seapack") by an amendment to its Certificate of Incorporation filed March 29, 1976. The Certificate of Incorporation, as amended, authorizes the issuance of 10,000,000 shares of Common Stock with a par value of $0.01 per share.

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

   On January 21, 1992, CPAC, Inc. announced the acquisition of Fotoprocesos de Venezuela C.A. (Fotus) in Caracas, Venezuela. As a wholly-owned subsidiary, Fotus sold various Trebla and Allied chemicals. Due to the instability of the currency, declining investment value, and poor economic performance, CPAC, Inc. announced in the December 31, 1995, Form 10-Q that the Fotus operation would be closed. CPAC remains committed to its customer base in Venezuela and throughout Latin America and continues to expand sales in this market by supplying products from its domestic subsidiaries.

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

   CPAC's strategic goal is to become a world leader in the manufacture, packaging, and distribution of niche market specialty chemicals. In 1994, CPAC began its diversification strategy by acquiring The Fuller Brush Company of Great Bend, Kansas. Fuller makes a wide variety of specialty chemicals and cleaning products for the industrial and household consumer markets. In January 1995, CPAC signed an agreement to license the trademarks and formulas of Stanley Home Products. Similar to the Fuller Brush line, Stanley also has a wide range of personal care products.

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


                               NATURE OF BUSINESS
                               ------------------
BUSINESS SEGMENTS
- -----------------
   Prior to the acquisition of Fuller, the Company classified its operations into one industry segment -- the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry.
Following the acquisition of Fuller and the signing of the Stanley Home Products license agreement, the Company has added a new segment and now operates in two different business segments. In addition to the Imaging segment, the Company also operates in the Cleaning and Personal Care Products segment which includes specialty chemical cleaning products and related accessories (brushes, brooms, mops) for industrial and consumer use, as well as personal products such as soaps, shampoos, and skin care. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. For additional financial information on these two segments, refer to Footnote 9 of Notes to Consolidated Financial Statements.

CLEANING AND PERSONAL CARE PRODUCTS SEGMENT
- -------------------------------------------

THE FULLER BRUSH COMPANY, INC.
   CPAC acquired The Fuller Brush Company as a major step toward diversification into new specialty chemicals. Fuller makes over 1,800 different products, including household and commercial cleaning chemicals, brushes, brooms, mops, and personal care products.

   The business is divided into industrial and consumer divisions. In addition, Fuller manufactures its products on a contract basis, and has a relationship with roughly 400 O.E.M. companies. Fuller has more than 100 trademarks in the U.S., Canada, and Puerto Rico, and sells products under the brand names "Fuller Life" and "Oceanesce."

STANLEY HOME PRODUCTS (SHP)
   CPAC's license agreement to take over the domestic operations of Stanley Home Products was the Company's second step toward diversification into new specialty chemical products. The move was designed to reinforce the direct selling element of Fuller Brush, as well as to promote and economize manufacturing in the Great Bend plant.

   Stanley's products include over 200 different cleaning and personal care items, sold through a network of over 13,000 distributors via the "hostess" or "party plan." Stanley has over 50 trademarks in the U.S., Canada, and Puerto Rico. Products are marketed under the brand names "Naturals" and "Selectives."

IMAGING SEGMENT
- ---------------

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

   The company also produces a broad line of IMG silver recovery systems and chemical mixers and blenders, as well as units that recirculate fixer to help customers save money by using less fresh chemistry.

PRS, INC.
   As the exclusive sales and marketing company for CPAC equipment, Trebla chemistry, and silver refining services, PRS utilizes a direct field sales force, mail order, dealers, and distributors to sell and service certain CPAC products in the photographic industry.

   PRS has expanded its marketing role on behalf of the CPAC companies by assuming responsibility for international sales excluding sales made by CPAC Europe, N.V. and CPAC Italia, S.r.l.



                              MARKETING AND SALES
                              --------------------

THE FULLER BRUSH COMPANY, INC.
Fuller Brush uses three sales methods to market its chemical and hard goods products to consumers:

1)  Direct Sales
    ------------
   Fuller Brush pioneered the direct selling industry and at one point, earned almost all of its revenue from this sales method. Now, the 9,000 independent Fuller Brush salespeople nationwide are responsible for about 20% of Fuller's total sales.

2)  Mail Order/Catalog Sales
    ------------------------
   In addition to the hundreds of thousands of catalogs Fuller prints for use by the sales force and distributors, the company also advertises select products in other specialized manufacturers' publications. Promoting its high quality product line through nationally recognized catalogs has helped this part of the business grow to represent approximately 8% of total sales.

3)  Retail Outlet Stores
    --------------------
   Fuller's retail outlet stores feature discontinued inventory, surplus products, and seconds merchandise, and provide the company with an opportunity to meet its inventory control objectives. Fuller presently has six retail outlet stores nationwide. Currently, the retail business represents about 4% of Fuller's total sales.

Fuller's industrial business is comprised of:
1)  Commercial
    ---------
   In the commercial area of the business, Fuller manufactures high quality, industrial strength cleaning and janitorial products for use in restaurant and food service establishments, restroom sanitation, and other specialty cleaning applications. These products are sold exclusively through janitorial supply, paper supply, and food distributors. It is estimated that Fuller has less than 1% of the commercial cleaning market and competes with six national players in the chemical area -- the largest and most well-known of which is S.C. Johnson. Fuller holds approximately 30 trademarks on products for this market.

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

3)  Contract Manufacturing
    ----------------------
   Fuller has the capability of manufacturing any of its products on a private label basis, and currently has contracts to supply other large companies in the household and personal care industries. Fuller's contract manufacturing business is expected to become a major focus for CPAC, Inc. to take advantage of underutilized manufacturing capacity and equipment in Great Bend.

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

    At the time of CPAC's license agreement, Stanley Home Products outsourced its manufacturing to numerous major suppliers and smaller manufacturers.
Because the product lines of Fuller Brush and SHP are similar, Fuller began absorbing some of the manufacturing for Stanley products in May, 1995. As of March 31, 1996, CPAC has converted most of SHP manufacturing to the Fuller Brush facility in Great Bend.

TREBLA CHEMICAL COMPANY
    PRS also provides sales and marketing representation for Trebla Chemical Company. Chemical products are primarily sold through the PRS field sales force. In 1990, in order to increase sales penetration in the rapidly growing minilab market segment, an extensive dealer organization was established. At present, there are over 45 independent dealers marketing Trebla products.

    The major areas of sales concentration include amateur, school, professional, commercial, and government photofinishers. Trebla chemical sales have been predominantly in the U.S., although some sales have been made directly to major photofinishers in Latin America, Australia, and the Far East. The foreign market is highly competitive and only a few companies are owned by U.S. interests -- the biggest being Eastman Kodak. The foreign-owned companies and Kodak are in competition for the world market.

ALLIED DIAGNOSTIC IMAGING RESOURCES, INC.
    Allied markets its products through various channels. Since 1989, medical X-ray products have been sold to dealers by Allied field sales personnel, as well as through contract manufacturing. Through extensive marketing in recent years, Allied gained a greater percentage of the medical market share. Dental X-ray products are sold through an extensive dealer and commissioned sales representative organization. A number of distributors also warehouse the Allied product line. Certain dental X-ray processing chemicals are manufactured on a private label basis. The company believes it is the second largest supplier of diagnostic imaging chemistry, behind Kodak, although no statistical data exists to substantiate this belief. The Company's graphic arts chemical products are also sold to dealers through Allied's sales staff and independent representatives. Allied also uses the complementary products of CPAC, Inc. companies to promote chemistry sales.

CPAC EQUIPMENT DIVISION
    The Equipment Division markets its products domestically through both PRS, Inc. and Allied Diagnostic Imaging Resources, Inc., and through CPAC international subsidiaries. Overall sales and marketing direction is managed within each organization.

    The Equipment Division ships products to these foreign customers against sight drafts, irrevocable letters of credit, or on open account. PRS acts as a commissioned sales agency in its relationship with CPAC's Equipment Division, and provides customer service activities, including minor product maintenance and installation work. CPAC equipment is also sold directly, under private label, to Allied for resale to its marketplace.

    The Equipment Division markets IMG products through a network of dealers. The Company's silver recovery products and chemical mixers and blenders are sold through X-ray and solution service dealers in the United States, and graphic arts and equipment dealers serving the newspaper and printing industries.
PRS, INC.
    PRS currently acts as a "commissioned sales agency" for Trebla Chemical and the CPAC Equipment Division, providing sales and customer service. PRS, in its sales and marketing capacity, is free to draw upon the various technical resources within the CPAC organization. PRS uses the family of complementary products and services available to establish and maintain vendor relations with its customers. In addition, PRS obtains a commission for silver refined by Pioneer Refining Services, Inc., Salt Lake City, Utah.

    PRS maintains a network of distributors who are authorized to sell selected products on a non-exclusive regional basis. Internationally, there are a number of exclusive and non-exclusive distributive arrangements in addition to the CPAC Europe and CPAC Italia organizations. All PRS-appointed distributorships may be canceled without cause upon ninety days written notice.

RESEARCH AND DEVELOPMENT
- ------------------------
    The amount spent on Company-sponsored research and development totaled $630,424, $412,269, and $269,563 for the years ended March 31, 1996, 1995, and
1994 respectively. Primary research and development for all CPAC chemical operations in the Imaging segment, is carried out in St. Louis at the Trebla facilities. All research and development for the Cleaning and Personal Care Products segment is carried out at Fuller, in Great Bend.

SALES AND CUSTOMERS
- -------------------
    The Company's net sales for the fiscal years ended March 31, 1996, 1995, and 1994 were $89.1 million, $58.6 million, and $43.8 million, respectively during which periods total foreign sales were $9,810,608, $9,187,215, and $8,311,687, respectively.

    Trebla Chemical Company; Allied Diagnostic Imaging Resources, Inc.; CPAC Europe, N.V.; CPAC Italia, S.r.l.; The Fuller Brush Company, Inc.; and Stanley Home Products generally work without a backlog and usually ship any order within 24 hours of receipt. Backlog for the Equipment Division is not material.
Fuller has some commercial business in contract manufacturing and production of custom brushes where orders are generally placed for longer term delivery cycles. The majority of such orders are filled within 60 to 90 days and the backlog is not material.

COMPETITION
- -----------
1)  Cleaning and Personal Care Products
    -----------------------------------
   The total domestic market for cleaning and personal care products is estimated at $38 billion. The personal care products market alone is estimated at $21.5 billion annually. The size of the commercial cleaning market is roughly $6 billion annually. Sales of consumer (household) cleaning products are approximately $10 billion, and brushes and brooms comprise roughly $.2 billion in sales.

   Competition for Fuller Brush and Stanley Home Products is at two levels -- for distributors and consumers. The key competitors in both areas are Avon and Amway, each with worldwide volume over $4 billion, followed by Mary Kay Cosmetics and Tupperware.

2)  Imaging
    -------
   Eastman Kodak Company remains the photofinishing chemistry market leader in the U.S. with Fuji-Hunt, Agfa, Russell, and Trebla all competing for a share of the market. Trebla has positioned itself as a quality manufacturer of specialized chemistries, and is in a good position to take advantage of market opportunities.

   The Company provides systems for use in the imaging industry, which industry is dependent upon processing techniques developed by such major industrial firms as Eastman Kodak, DuPont, Fuji Photo, Konica and Agfa. Those firms are constantly changing and seeking to improve their processing techniques.

EMPLOYEES
- ---------
    At March 31, 1996, the Company employed approximately 560 people with 355 working in the Cleaning and Personal Care Products segment, 191 in the Imaging segment, and 14 assigned to the CPAC Corporate staff.

    Effective May 1, 1986, the Company established a Profit Sharing and Retirement Plan under Section 401(k) of the Internal Revenue Code. This plan covers all eligible employees of CPAC, Inc. and its domestic subsidiaries. Subject to certain qualifications (employees must be over 21 years of age and have completed one year of service), the plan has the following features:

    (a) Contributions to the plan may be made for each plan year out of current or accumulated earnings to all eligible employees in such amounts as the Board of Directors may, in its discretion, determine. (To date, no discretionary payments have been made.)

    (b) The Company will match each contribution made by a plan participant for the plan year in an amount equal to $0.50 for each $1.00 of participant contribution. While a participant may contribute up to 15% of compensation to the plan each year, the Company will limit matching contributions to 3% of compensation.

      The Company has appointed Manning & Napier Advisors, Inc.,
      Rochester, New York, as Investment Managers and Exeter Trust Company, Portsmouth, New Hampshire, as Trustee of the plan.


ITEM 2.    PROPERTIES
           ----------

    CPAC, Inc. owns the land and building in Leicester, New York, where the offices and manufacturing operations of the Equipment Division and corporate staff are housed. This plant is located on 4.2 acres and consists of a number of buildings, comprising a total of 30,330 square feet.

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

    CPAC Europe, N.V. owns approximately 5 acres of land in Industriepark Herentals (near Antwerp), Belgium. The building, completed in 1992, is 15,500 sq. ft. There is a mortgage outstanding on the property.

    Allied Diagnostic Imaging Resources, Inc. leases its two strategically located plants in Irwindale, California and Atlanta, Georgia. The east and west geographic locations enable Allied to control shipping costs while delivering fresh products in a timely manner. In fiscal year 1989, Allied signed a 10-year lease and relocated its Los Angeles operation to a 28,000 sq. ft. plant in Irwindale, California (a suburb of Los Angeles). Allied's main plant at its headquarters in Atlanta, Georgia, is approximately 84,000 sq. ft. A new lease expires in August 1999.

    CPAC Italia leases its office and industrial manufacturing space in Milan, Italy under a six-year operating lease agreement with the former owners of Chimifoto Ornano, expiring in 1998. The lease contains options for an additional six-year renewal term.

    The Fuller Brush Company, Inc.' s 450,000 square foot facility is located in Great Bend, Kansas. The single story building contains manufacturing, distribution, and office facilities, and has access to both truck and rail transportation for shipping purposes. The facility was financed through an Industrial Revenue Bond which is outstanding until 2009. Fuller also leases six retail outlet stores located in Maine, Missouri, New York, Tennessee, Wisconsin, and West Virginia.

    In management's estimation, all facilities are adequate to allow the Company to continue operations.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

    No material litigation is pending to which the Registrant and/or its subsidiary(ies) is a party or of which property of the Registrant and/or its subsidiary(ies) is the subject.

                                    PART II
                                     ------

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           -----------------------------------------------------
           SECURITY HOLDER MATTERS
           -----------------------
    The principal market on which the Registrant's Common Stock is being traded is the national Over-The-Counter (OTC) market in the NASDAQ National Market System.

    The range of high and low bid information for CPAC, Inc. Common Stock by quarters for the past two fiscal years has been adjusted for the five for four common stock splits declared on April 17, 1996, and paid on May 15, 1996, and declared on November 18, 1994, and paid on January 12, 1995, and the 5% stock dividend distributed in June, 1993.

                              1996                             1995
                 4th Q   3rd Q   2nd Q   1st Q     4th Q   3rd Q  2nd Q   1st Q
                 -----------------------------     ----------------------------
Price per share:
  High bid       $12.20  $12.20 $12.70   $10.20    $10.80  $10.40 $9.12   $7.04

  Low bid         10.00    9.80   9.40     8.00      8.20    8.16  6.08    5.44

    The source of such quotations is The National Association of Securities Dealers Daily Statistical Report. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The approximate number of holders of record of the Common Stock of the Registrant as of March 31, 1996 is 1,200. This number includes only holders of record, and beneficial holders who have disclosed that they are recordholders.

    On November 18, 1994, the Board of Directors announced that it had discontinued its cash dividend indefinitely. Prior to that, dividends had been maintained on a quarterly basis at $0.065 per share since May 31, 1991, and at $0.06 per share since May 31, 1990.



ITEM 6.        SELECTED FINANCIAL DATA
               -----------------------

                                                         FOR THE YEARS ENDED MARCH 31,
                                                          ----------------------------

                                 1996(2)<F2>        1995(3)<F3>            1994          1993(4)<F4>        1992(5)<F5>
                                  -----------        ----------            ----           -----------        -----------
Net sales                          $89,068,933        $58,630,025       $43,798,163        $39,871,200       $32,328,862

Operating income(1)<F1>             10,009,471          5,980,793         4,573,388          4,442,232         3,022,022

Income before income
  tax expense                        9,217,461          5,266,924         4,223,311          4,167,857         2,888,457

Net income                           5,473,461          3,188,924         2,627,311          2,529,857         1,773,457

Earnings per share(6)<F6>               0.85               0.61               0.54              0.52               0.45

Total assets                        66,172,468         48,994,461        27,020,670         23,027,668        19,554,910

Long-term debt(7)<F7>                8,345,890         15,297,723         5,024,346          3,676,314         2,985,626

Cash dividends declared                      0            409,463           805,156            763,015           633,900

Cash dividends per share(8)<F8>              0             0.13               0.26              0.26               0.26


==================================================================================================================================

<F1>
(1)Income before minority interest in consolidated foreign subsidiary, interest expense (income) net, and income tax expense.
<F2>
(2)The 1996 financial data includes the operations of Stanley Home Products, under a license agreement effective on April 1, 1995
<F3>
(3)The 1995 financial data includes the acquisition of The Fuller Brush Company on October 13, 1994.
<F4>
(4)The 1993 financial data includes the acquisition of Chimifoto Ornano S.p.A. on June 8, 1992.
<F5>
(5)The 1992 financial data includes the acquisition of Fotoprocesos de Venezuela C.A. on January 21, 1992.
<F6>
(6)Reflects restatement due to the five for four common stock splits declared on April 17, 1996, payable on May 15, 1996, and the split declared on November 18, 1994, payable on January 12, 1995, and the 5% stock dividend declared April 21, 1993, for shareholders of record on May 21, 1993, payable June 11, 1993.
<F7>
(7)Includes current maturities.
<F8>
(8)On November 18, 1994, the Board of Directors announced that it had discontinued its cash dividend indefinitely.  Prior to that, dividends had been maintained on a quarterly basis at $0.065 per share since May 31, 1991, and at $0.06 per share since May 31,
   1990.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        --------------------------------

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

                                          For the Years Ended March 31,
                                           ----------------------------
                                          1996         1995          1994
                                          ----         ----          ----

     Working capital (in thousands)    $33,292.7    $16,074.1     $13,296.8

     Working capital ratio              4.0 to 1     2.4 to 1      3.2 to 1

    During fiscal 1996, the Company completed the private placements of 1,500,000 shares of common stock resulting in proceeds of approximately $15,300,000, net of placement costs. These funds allowed the Company to retire approximately $5,416,000 of debt, much of which had been incurred in fiscal 1995, in connection with the Company's acquisition of the Fuller Brush Company. Remaining funds have been invested in short-term investments, contributing to the significant increase in working capital.

    The Company paid down its domestic line of credit prior to March 31, 1996, and has maximum availability of $4.5 million. In negotiating an extension of the agreement until October 31, 1997, the Company's borrowing rate was reduced from prime plus one-quarter of one percent (0.025%), to the lower of prime, or the LIBOR rate plus 2.25%. The agreement contains a variety of covenants, including specific working capital and net worth covenants, which are customary in such a credit facility.

    While the Company's line of credit facility with a major Belgian bank was paid off in fiscal 1996, the Company also negotiated an amendment to this credit facility and has available 34.3 million Belgian francs ($1,124,000 based on monthly conversion rates for the Belgian franc).

    In addition to the private placement funds, the Company's operations generated increasing cash flows. Contributing to this was the Stanley Home Products business, which as part of the licensing agreement signed last year, allowed the Company to purchase consignment inventory from a pool of available inventory, as needed. Subsequent to year end, the Company has negotiated an agreement with the former owners of Stanley Home Products to purchase all remaining available consignment inventory for approximately $1,484,000.

    Management believes that the remaining private placement funds, coupled with existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of March 31, 1996, as well as allow the Company to pursue future acquisitions.

ASSET TURNOVER RATIOS
- ---------------------
                                          For the Years Ended March 31,
                                           ----------------------------
                                          1996         1995          1994
                                          ----         ----          ----

     (1) Receivables-days outstanding  55.3 days    77.1 days     81.6 days

     (2) Annual inventory turns        3.3 times    3.3 times     3.3 times

    The improvement in days outstanding from March 31, 1995, to 1996, results from the inclusion of Stanley Home Products' cash sales beginning in April 1995, coupled with The Fuller Brush Company receivables which generally have shorter payment terms than the Imaging segment customers. The improvement from March 31, 1994, to March 31, 1995, was a result of the inclusion of Fuller Brush Company's business, subsequent to the October 1994, acquisition.

    From March 31, 1994, to 1996, annual inventory turns have remained stable.

PROFITABILITY RATIOS
- --------------------
    Return on net sales is the result of dividing operating income by net sales. Net income on net sales is calculated by dividing net income by net sales. Net income to net worth is calculated by dividing net income by the amount of shareholders' equity.

                                          For the Years Ended March 31,
                                           ----------------------------
                                          1996         1995          1994
                                          ----         ----          ----

     Return on net sales                  11%          10%           10%

     Net income on net sales               6%           5%            6%

     Net income to net worth              12%          14%           16%

    The increase in the return on net sales and net income on net sales ratios from 1995 to 1996 is a result of the inclusion of Fuller Brush and Stanley Home Products for all twelve months of fiscal 1996. The decrease in the net income to net worth ratio from 1995 to 1996 is a result of the $15.3 million private placements that were completed in the third quarter of fiscal 1996. The decrease in net income on net sales from 1994 to 1995 was primarily the result of continuing pressure on pricing and margins at Allied in the medical chemistry industry. The decrease in net income to net worth from 1994 to 1995 was primarily the result of the additional $3,360,000 in equity issued in connection with the acquisition of The Fuller Brush Company.

LEVERAGE RATIOS
- ---------------
    Debt to debt-plus-equity is calculated by dividing all liabilities by the sum of all liabilities plus shareholders' equity. Total debt to equity is calculated by dividing all liabilities by the amount of shareholders' equity.

    These ratios measure the extent to which the Company has been financed by debt and are an important measure to our lending institutions.

                                          For the Years Ended March 31,
                                           ----------------------------
                                          1996         1995          1994
                                          ----         ----          ----
     Debt to debt-plus-equity             33%          54%           40%

     Total debt to equity               0.5 to 1    1.16 to 1      0.7 to 1

    The change in these ratios at March 1996, versus 1995, was primarily the result of the reduction in outstanding debt, through use of the private placement proceeds.

    The increase in these ratios at March 1995, versus 1994, was primarily the result of the acquisition of The Fuller Brush Company and the related debt necessary to finance this acquisition coupled with the addition of $3,360,000 of equity, as previously disclosed.


                             RESULTS OF OPERATIONS
                             ---------------------

    For purposes of financial reporting, the Company operates in two industry segments: the Imaging segment which includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry, and the Cleaning and Personal Care Products segment which includes specialty chemical cleaning products and related accessories (brushes, brooms, mops) for industrial and consumer use, as well as personal products such as soaps, shampoos, and skin care. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material.

NET SALES AND NET INCOME
- ------------------------
    The Company's net sales increased from year end March 31, 1995, to year end March 31, 1996, by 52%; year end March 31, 1994, to year end March 31, 1995, by 34%; and year end March 31, 1993, to year end March 31, 1994, by 10%.

    The 1996 sales increase resulted from the addition of Stanley Home Products and Fuller sales for the entire year. Sales in the Imaging segment decreased by 5% primarily as a result of the increased competition in the medical and photographic chemistry markets, coupled with continued efforts to remove low margin accounts, as previously disclosed.

    Net sales from our combined foreign operations have grown at approximately 16% for the fiscal year 1996 versus 1995; approximately 4% for fiscal 1995 versus 1994; and approximately 12% for fiscal 1994 versus 1993.

    The impact of acquisitions and growth in sales volume for the three years since 1993, coupled with an emphasis on controlling expenses, has increased net income by 116%, from $2,529,857 in fiscal 1993, to $5,473,461 in fiscal 1996.

FOREIGN OPERATIONS
- ------------------
    Both CPAC Europe, N.V. and CPAC Italia, S.r.l. posted sales and profit increases for the year ended March 31, 1996, as compared to the year ended March 31, 1995. While the economies of Belgium and Italy continue to be plagued by slow growth, both foreign subsidiaries continue to demonstrate solid growth and market share improvement. While it is difficult to forecast the economic situation in these countries, management expects continued sales growth in fiscal 1997.

    Due to the continued unstable political and economic situation in Venezuela, and worsening of the currency situation as evidenced by the devaluation of the Venezuelan Bolivar, the Company announced the planned closing of the Fotus operation in the third quarter of fiscal 1996. The Company has established certain accounting reserves to cover employee severance and other related costs associated with the closing and ultimate planned sale of the land and building. The Company remains committed to its customer base in Venezuela and Latin America and plans to continue to serve this market directly from its domestic subsidiaries.

    The Company has exposure to currency fluctuations and has utilized conservative hedging programs (primarily forward foreign currency exchange contracts), to help minimize the impact of these fluctuations on results of operations. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions.

GROSS MARGINS
- -------------
    Gross margins (net sales less cost of sales expressed as a percentage of net sales), were 46%, 41%, and 40% for the years ended March 31, 1996, 1995, and 1994, respectively.

    The increase in gross margins from 1995 to 1996 is primarily attributable to improvements achieved by the Cleaning and Personal Care segment. Due to increased production volume and manufacturing efficiencies experienced in the Great Bend facility, gross margins for the segment increased 5% to 51%. Gross margins from the Imaging segment remained consistent with 1995 at 40%. Imaging margins remain under pressure due to competition in both the photofinishing and medical markets, as well as overseas.

SELLING, ADMINISTRATION, AND ENGINEERING EXPENSES
- -------------------------------------------------
    This category amounted to 33.6%, 30.3%, and 29.4% of net sales in fiscal years 1996, 1995, and 1994, respectively.

    The increase in 1996 versus 1995 is primarily a result of the Cleaning and Personal Care Products segment whose expenses as a percentage of sales increased from 30.2% to 38.1%, due to the inclusion of Stanley Home Products and The Fuller Brush Company's business for the entire twelve months of fiscal 1996. Selling, administration, and engineering expenses in the Imaging market also increased to 33% from 31%, as a result of increased marketing expenditures.

    The increase in 1995 versus 1994 is primarily the result of increased marketing expenditures related to the medical chemistry market, as well as the inclusion of Fuller's expenses since the acquisition date.

RESEARCH AND DEVELOPMENT EXPENSES
- ---------------------------------
    From inception, the Company has engaged in research and development activities in the Imaging segment with the primary goal of improving existing products. In addition, the Company has engaged in research of new compatible products and responds to customer needs as necessary. There were no significant changes in this area during fiscal 1996. The increasing of approximately 53% in 1996 relates to the Cleaning and Personal Care Products segment. This segment also accounts for the primary increase in 1995.

INTEREST EXPENSE
- ----------------
    Net interest expense increased in 1996 from 1995, due to borrowings associated with the Fuller acquisition versus 1995 when such debt was outstanding for only five and one-half months. This increase was mitigated somewhat as much of the debt was paid off at the close of the second quarter of 1996, and was supplemented with interest income earned from the net private placement funds for the remainder of the year.

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

    The Consent Order does not apply, by its terms, to The Fuller Brush Company, Inc. as the new purchaser of the assets of the Seller as long as the Seller is performing its obligations under the Consent Order. Estimates of the costs of the remediation as set forth in the work plan submitted by the Seller range from $150,000 to $200,000. In order to secure the performance of such obligations by the Seller and to provide a fund from which the costs of the required remediation are to be paid, the Company and the Seller established a cash escrow account in the total amount of $700,000, the first $250,000 of which was provided by the Seller, with the balance provided by the Company. During fiscal 1996, based on costs incurred to date and estimates for completion, the Company's share of the escrow account was reduced from $450,000 to $50,000 at March 31, 1996, without expenditure of any Company funds.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------



                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------





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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPAC, Inc. and Subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                          /s/ Coopers & Lybrand L.L.P.
                                          COOPERS & LYBRAND L.L.P.


Rochester, New York
May 30, 1996

                                                    CPAC, INC. AND SUBSIDIARIES
                                                     ---------------------------

                                                    CONSOLIDATED BALANCE SHEETS
                                                     ---------------------------

                                                      MARCH 31, 1996 AND 1995
                                                       ----------------------

                                                               ASSETS
                                                               ------
                                                                                      1996                    1995
                                                                                      ----                    ----
Current assets:
   Cash and cash equivalents                                                   $     13,667,286        $         81,891
   Accounts receivable (net of allowance for doubtful
     accounts of $611,000 and $601,000 at March 31, 1996
     and 1995, respectively)                                                         12,699,485              13,091,450
   Inventory                                                                         16,246,212              12,736,328
   Prepaid expenses and other current assets                                          1,915,987               2,020,124
                                                                               ----------------        ----------------
        Total current assets                                                         44,528,970              27,929,793

Property, plant and equipment, net                                                   16,484,455              15,115,576
Goodwill and intangible assets (net of amortization of
   $1,292,753 and $921,255 at March 31, 1996 and 1995,
   respectively)                                                                      2,688,806               3,065,581
Other assets                                                                          2,470,237               2,883,511
                                                                               ----------------        ----------------
                                                                               $     66,172,468        $     48,994,461
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
   Current portion of long-term debt                                           $        307,481        $      3,382,848
   Accounts payable                                                                   5,780,618               4,479,173
   Accrued payroll and related expenses                                               1,701,431               1,187,099
   Accrued income taxes payable                                                                                 298,803
   Other accrued expenses and liabilities                                             3,446,773               2,507,785
                                                                               ----------------        ----------------
     Total current liabilities                                                       11,236,303              11,855,708

Long-term debt, net of current portion                                                8,038,409              11,914,875
Accrued deferred compensation                                                           480,208                 398,190
Accrued royalty                                                                       1,852,476               2,084,862
Other long-term liabilities                                                             429,790                  60,790
Minority interest in foreign subsidiary                                                  33,358                  31,364

Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized, 10,000,000 shares;
     Issued 7,407,658 shares and 4,379,943 shares at
     March 31, 1996 and 1995, respectively                                               74,077                  43,799
   Additional paid-in capital                                                        28,497,059              12,852,270
   Retained earnings                                                                 16,182,642              10,711,534
Foreign currency translation adjustment                                                (197,791)               (602,968)
                                                                               ----------------        ----------------
                                                                                     44,555,987              23,004,635
Less:  Treasury stock, at cost, 75,959 and 53,512 shares
        at March 31, 1996 and 1995, respectively                                       (454,063)               (355,963)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        44,101,924              22,648,672
                                                                               ----------------        ----------------

                                                                               $     66,172,468        $     48,994,461
                                                                               ================        ================

                              The accompanying notes are an integral part of the financial statements.

                                                    CPAC, INC. AND SUBSIDIARIES
                                                     ---------------------------

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               --------------------------------------

                                         FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                          ------------------------------------------------




                                                           1996                       1995                    1994
                                                           ----                       ----                    ----
Net sales                                            $     89,068,933          $     58,630,025        $     43,798,163
                                                     ----------------          ----------------        ----------------

Costs and expenses:
   Cost of sales                                           48,518,998                34,471,050              26,066,778
   Selling, administrative and
     engineering expenses                                  29,910,040                17,765,913              12,888,434
   Research and development expense                           630,424                   412,269                 269,563
   Minority interest in consolidated
     foreign subsidiary                                         1,994                       438                     815
   Interest income                                           (292,378)                  (28,906)                (25,634)
   Interest expense                                         1,082,394                   742,337                 374,896
                                                     ----------------          ----------------        ----------------

                                                           79,851,472                53,363,101              39,574,852
                                                     ----------------          ----------------        ----------------

Income before income tax expense                            9,217,461                 5,266,924               4,223,311

Provision for income tax expense                            3,744,000                 2,078,000               1,596,000
                                                     ----------------          ----------------        ----------------

        Net income                                   $      5,473,461          $      3,188,924        $      2,627,311
                                                     ================          ================        ================

Net income per common share
   (Primary and Fully Diluted)                       $           0.85          $           0.61        $           0.54
                                                     ================          ================        ================













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

                                                    CPAC, INC. AND SUBSIDIARIES
                                                     ---------------------------

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------

                                         FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                          ------------------------------------------------
                                                                                                     FOREIGN
                                                                 ADDITIONAL                          CURRENCY          TREASURY
                                                  COMMON          PAID-IN           RETAINED       TRANSLATION          STOCK
                                                  STOCK           CAPITAL           EARNINGS        ADJUSTMENT         AT COST
                                                  ------           ------           --------        ----------          -------
   BALANCE, MARCH 31, 1993                   $        30,859  $      8,794,952  $     6,109,918  $       (352,118) $             0

Issuance of 13,055 shares
   of common stock upon exercise
   of common stock options                               131            84,078
Issuance of 57,750 shares
   of common stock upon exercise
   of common stock options in
   exchange for the surrender of
   42,810 shares of outstanding
   common stock                                          578           355,278                                            (355,856)
Cash dividends declared
   at $.26 per share                                                                   (805,156)
Net income for the year                                                               2,627,311
Translation adjustments                                                                                  (289,454)
                                             ---------------  ----------------  ---------------  ----------------  ---------------

   BALANCE, MARCH 31, 1994                            31,568         9,234,308        7,932,073          (641,572)        (355,856)

Issuance of 25,140 shares
   of common stock upon exercise
   of common stock options                               252           181,285
Issuance of 300,000 shares
   of common stock                                     3,000         3,357,000
Issuance of 24,750 shares
   of restricted common stock, net                       247            88,302
Five for four stock split                              8,732            (8,625)          (2,028)                              (107)
Cash dividends declared
   at $.13 per share                                                                   (407,435)
Net income for the year                                                               3,188,924
Translation adjustments                                                                                    38,604
                                             ---------------  ----------------  ---------------  ----------------  ---------------

   BALANCE, MARCH 31, 1995                            43,799        12,852,270       10,711,534          (602,968)        (355,963)

Issuance of 23,375 shares
   of common stock upon exercise
   of common stock options                               234           149,232
Issuance of 1,500,000 shares
   of common stock                                    15,000        15,351,504
Issuance of 3,250 shares
   of restricted common stock, net                        32            60,965
Issuance of 19,688 shares
   of common stock upon exercise of
   common stock options in exchange for
   the surrender of 7,255 shares of
   outstanding common stock                              197            97,751                                             (97,948)
Five for four stock split                             14,815           (14,663)          (2,353)                              (152)
Net income for the year                                                               5,473,461
Translation adjustments                                                                                   405,177
                                             ---------------  ----------------  ---------------  ----------------  ---------------

   BALANCE, MARCH 31, 1996                   $        74,077  $     28,497,059  $    16,182,642  $       (197,791) $      (454,063)
                                             ===============  ================  ===============  ================  ===============

                              The accompanying notes are an integral part of the financial statements.

                                                    CPAC, INC. AND SUBSIDIARIES
                                                     ---------------------------

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               --------------------------------------

                                         FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                          ------------------------------------------------

                                                                       1996                   1995                   1994
                                                                       ----                   ----                   ----
Cash flows from operating activities:
   Net income                                                     $    5,473,461         $    3,188,924         $    2,627,311
                                                                  --------------         --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                  2,041,509              1,046,988                612,565
        Amortization of intangible assets                                276,930                268,345                256,954
        Minority interest in consolidated
          foreign subsidiary                                               1,994                    438                    815
   Change in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                              480,304               (598,037)            (2,718,519)
        Inventory                                                     (3,396,873)            (1,059,478)              (316,213)
        Accounts payable                                               1,341,655               (669,080)             1,040,459
        Accrued payroll and related expenses                             526,167                (46,823)                (2,848)
        Accrued income taxes payable                                    (298,803)               160,174                 82,942
        Accrued deferred compensation                                     85,358                 28,316                  1,792
        Other changes, net                                             2,071,354             (1,385,036)            (1,239,630)
                                                                  --------------         --------------         --------------
          Total adjustments                                            3,129,595             (2,254,193)            (2,281,683)
                                                                  --------------         --------------         --------------
            Net cash provided by operating
              activities                                               8,603,056                934,731                345,628
                                                                  --------------         --------------         --------------

Cash flows from investing activities:
   Purchase of property, plant and equipment, net                     (3,295,720)            (2,292,241)            (2,307,037)
   Business acquisition, net of cash acquired                                                (2,165,524)
                                                                  --------------         --------------         --------------
        Net cash used in investing activities                         (3,295,720)            (4,457,765)            (2,307,037)
                                                                  --------------         --------------         --------------

Cash flows from financing activities:
   Exercise of stock options                                             149,466                181,537                 84,209
   Net proceeds from sale of common stock                             15,366,504
   Proceeds from long-term borrowings                                     61,264              4,518,187              2,181,423
   Repayment of long-term borrowings                                  (7,296,822)              (720,884)              (679,668)
   Payment of cash dividends and other                                    (2,353)              (409,463)              (793,776)
                                                                  --------------         --------------         --------------
        Net cash provided by
          financing activities                                         8,278,059              3,569,377                792,188
                                                                  --------------         --------------         --------------

   Effect of exchange rate changes on cash                                                          (87)                  (487)
                                                                  --------------         --------------         --------------

        Net increase (decrease) in cash
          and cash equivalents                                        13,585,395                 46,256             (1,169,708)

Cash and cash equivalents - beginning of year                             81,891                 35,635              1,205,343
                                                                  --------------         --------------         --------------
Cash and cash equivalents - end of year                           $   13,667,286         $       81,891         $       35,635
                                                                  ==============         ==============         ==============

                              The accompanying notes are an integral part of the financial statements.

1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
    ---------------------------------------------------

The Company
- -----------
CPAC, Inc., and Subsidiaries ("the Company"), manufacturers, markets, and distributes both in the U.S. and in other parts of the world, prepackaged chemical formulations, supplies, and equipment systems to the imaging industry as well as cleaning and personal care products for industrial and consumer use.

Basis of Consolidation
- ----------------------
The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary companies and its 98% owned subsidiary, (CPAC Europe, N.V.). The Company's foreign subsidiaries are included in the consolidated financial statements utilizing a December 31 fiscal year to facilitate prompt reporting of financial results. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
- -------------------------
Included in cash and cash equivalents are short-term investments comprised of treasury notes and repurchase agreements that mature on a daily basis. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

Advertising
- -----------
The Company charges advertising expenditures to income as incurred and includes the expenses in "selling, administrative, and engineering expenses."

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


1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
    ---------------------------------------------------

Income Per Common Share
- -----------------------
Primary and fully diluted income per common share are computed based on the weighted average number of common shares outstanding, including the shares issuable upon the exercise of the common stock options as required by the "treasury stock" method. Weighted average shares outstanding as of March 31, 1996, 1995, and 1994, have been restated to reflect the five for four common stock split declared on April 17, 1996, and the five for four common stock split declared on November 18, 1994 (See Note 6). The weighted average number of common shares outstanding is:

                                     1996            1995            1994
                                     ----            ----            ----

         Primary                  6,408,892       5,237,488      4,870,944
                                  =========       =========      =========

         Fully diluted            6,422,693       5,246,458      4,885,111
                                  =========       =========      =========

Statements of Cash Flows
- ------------------------
For purposes of the statements of cash flows, the Company considers marketable securities with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid interest of $1,103,000, $679,000, and $382,000 in fiscal 1996, 1995 and 1994, respectively. In addition, the Company paid income taxes of $4,064,000, $2,283,000, and $1,546,000 in fiscal 1996, 1995 and 1994, respectively.

Amortization of Goodwill and Intangible Assets
- ----------------------------------------------
Goodwill and intangible assets are amortized on the straight-line method over periods ranging from five to fifteen years. Cost and related amortization are written off when fully amortized.

Business and Credit Concentrations
- ----------------------------------
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. The Company's customers are not concentrated in any specific geographic region, but are broadly concentrated in the imaging and cleaning and personal care products industries. In 1996 and 1995, sales to one customer in the Imaging segment amounted to $6,858,000 and $6,594,000, respectively. No single customer accounted for a significant amount of the Company's business during 1993. Concentrations of credit risk with respect to trade receivables are limited due to the large number of domestic and foreign customers comprising the Company's customer base, and their dispersion across several different business sectors participating in different facets of the imaging and cleaning and personal care products industries.

Fair Values of Financial Instruments
- ------------------------------------
The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables, and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value based on their effective interest rates compared to current market rates.

1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
    ---------------------------------------------------
Use of Estimates
- ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
- ------------
Income tax expense is based on reported earnings before income tax expense. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

New Accounting Standards
- ------------------------
In March, 1995, the Financial Accounting Standards Board (FASB) issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value. Although the Company is required to adopt the Standard in fiscal 1997, the Company regularly assesses all of its long-lived assets for impairment; and therefore, does not believe the adoption of the standard will have a material effect on its financial position or results of operations.

In October, 1995, the FASB issued SFAS 123, "Accounting for Stock Based Compensation," which establishes market value accounting and reporting standards for stock-based employee compensation plans. Companies may elect to continue to account for stock-based compensation using the "intrinsic value approach" under APB Opinion 25. Although the Company is required to adopt the standard in fiscal 1997, it anticipates continuing to follow APB 25, with pro forma disclosures required under SFAS 123. Therefore, adoption will have no impact on its financial position or results of operations.

2 - ACQUISITIONS
   -------------

On January 16, 1995, the Company licensed the domestic operations of Stanhome Inc.' s Worldwide Direct Selling Group, known as Stanley Home Products. The agreement allows the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the agreement, commencing April 1, 1995; the agreement expires, unless terminated earlier under the terms of the agreement, on March 31, 2010, subject to any extension which may be negotiated between the parties. The Company is required to pay Stanhome Inc., royalties equal to an increasing percentage (ranging from 1% in the first year to 7.5% in the last six years) of the net selling price of products sold under the licensing agreement. Total royalty expense recognized for the year ended March 31, 1996, was $152,000. The Company allocated the purchase price and recorded a liability equal to the net present value of the estimated minimum royalty payments. In addition, the Company has capitalized the value of the license agreement and is amortizing it over the contract period. For purposes of the Statement of Cash Flows, this transaction has been treated as a non-cash transaction. Stanley Home Products operates as a division of The Fuller Brush Company, Inc. (Fuller), and its sales and related expenses were included with the results of operations of the Company beginning April, 1, 1995.

2 - ACQUISITIONS - CONTINUED
   -------------

On October 13, 1994, the Company acquired substantially all of the assets of The Fuller Brush Company, a Kansas corporation, in exchange for payment of $1,719,000 in cash, 300,000 restricted shares (pre-split basis) of the Company's $.01 par value common stock with a fair market value of $3,360,000, the assumption of certain of Seller's liabilities, and acquisition related costs of $747,000 for a total asset purchase price of approximately $15,883,000. For purposes of the Statement of Cash Flows, the issuance of 300,000 restricted shares has been treated as a non-cash transaction.

The acquisition has been accounted for as a purchase transaction, and the purchase price has been allocated as follows:

            Accounts receivable                         $1,950,000
            Inventory                                    3,593,000
            Other current assets                           830,000
            Property, plant and equipment                9,134,000
            Patents and trademarks                          25,000
            Other long-term assets                         351,000
                                                        ----------
               Total assets acquired                    15,883,000
            Less:  Liabilities assumed                  10,057,000
                                                        ----------

                                                        $5,826,000
                                                        ==========

Fuller's results of operations from the October 13, 1994 acquisition date were consolidated into the financial results for the year ended March 31, 1995.

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
     (both primary and fully diluted)

The pro forma information has been prepared on the basis of preliminary assumptions and estimates which are subject to adjustment and may not be indicative of actual or future results. The pro forma sales and net income numbers are based on historical Fuller and Stanley Home Products' financial information, and differ significantly from actual results experienced in 1996, due partially to the peso devaluation which has significantly impacted sales at the United States/Mexican border, as well as the elimination of credit sales and implementation of an "all cash" sales term policy.

3 - INVENTORY
    ---------

Inventory as of March 31,1996 and 1995 is summarized as follows:

                                                    1996             1995
                                                    ----             ----

Raw materials and purchased parts               $ 7,565,059      $ 6,036,693
Work-in-process                                     750,069          708,143
Finished goods                                    7,678,170        5,500,090
Promotional supplies                                252,914          491,402
                                                -----------      -----------

                                                $16,246,212      $12,736,328
                                                 ===========     ===========

4 - PROPERTY, PLANT AND EQUIPMENT
   ------------------------------

Property, plant and equipment are comprised of the following at March 31:

                                                        1996            1995
                                                        ----            ----

Land                                               $   587,887      $   625,442
Buildings and improvements                           8,240,071        8,163,036
Machinery and equipment                             10,903,366        9,275,600
Furniture and fixtures                                 483,987          436,127
Leasehold improvements                               1,131,278        1,065,169
Leased equipment                                       492,203          241,264
Construction-in-progress                             1,428,362          299,217
                                                   -----------      -----------
                                                    23,267,154       20,105,855
Less:  Accumulated depreciation and amortization     6,782,699        4,990,279
                                                   -----------      -----------

                                                   $16,484,455      $15,115,576
                                                   ===========      ===========

5 - DEBT
   -----

At March 31, 1996 and 1995, debt consisted of the following:
                                                                                                  1996                1995
                                                                                                  ----                ----
Revolving credit agreement with a bank with interest payable monthly at the lower of prime or the 30 day LIBOR rate plus 2.25% (prime plus .25% in 1995).  Prime was 8.25%, and LIBOR rate was 5.47% at March 31, 1996.  The maximum availability under this agreement is $4,500,000 with all amounts outstanding due October 31, 1996.  The revolving credit agreement is collateralized by substantially all the assets of the
 Company, excluding CPAC Europe, N.V.                                                        $             0     $     1,516,155

Term loan payable to a bank in 50 monthly payments of $59,951 including principal plus interest at 9.65%.  The term loan is collateralized by substantially all the assets of
 the Company, excluding CPAC Europe, N.V.                                                                  0           2,351,770

Term loan payable to a bank in 60 monthly installments of $14,850 with interest at
 7.25%.  The term loan agreement is collateralized by certain machinery and equipment.                     0             465,630

Industrial Revenue Bonds, with interest payable monthly at a variable rate 5.55% at
 March 31, 1996 (6.35% in 1995), maturing in June 2009.  The bonds are collateralized by a standby Letter of Credit (LOC) issued by a Bank, which requires an annual fixed fee
 payment of 1.5% (2% in 1995) of the LOC value.                                                    6,000,000           6,000,000

Revolving credit agreement with a foreign bank with interest at 7.37%.  The maximum availability under this agreement is $1,124,000.  The availability is reduced annually in December by $187,000.  Annual payments are required in December until maturity.  The revolving credit agreement is collateralized by the Company's stock in CPAC Europe,
 N.V.                                                                                                      0             886,000

Term notes and revolving credit agreement with a foreign bank with interest pegged to the U.S. prime rate.  The floating interest rates at March 31, 1996, ranged from 7.0 to
 9.75% (9.75% in 1995). The revolving credit agreement is collateralized by the net
 assets of CPAC Europe, N.V.                                                                         924,570             863,306

Mortgage note payable to a bank in monthly installments of $10,224 including interest at
 7.92% through October 31, 2008.  Collateral consists of a mortgage on specific real
 property.                                                                                           982,986           1,020,359

Note payable, with principal and interest due October 12, 1995.  Interest accrues at 8%
 through March 31, 1995, and at 9% until maturity.  The note is unsecured.                                 0           1,000,000

Other                                                                                                438,334           1,194,503
                                                                                             ---------------     ---------------
                                                                                                   8,345,890          15,297,723
  Less:  Amounts due within one year                                                                 307,481           3,382,848
                                                                                             ---------------     ---------------

                                                                                             $     8,038,409     $    11,914,875
                                                                                             ===============     ===============

5 - DEBT - CONTINUED
   -----

Annual maturities of debt are as follows:

            1998                                           $   422,193
            1999                                               179,768
            2000                                               170,835
            2001                                               146,379
            2002                                               188,932
            Thereafter                                       6,930,302
                                                           -----------

                                                           $ 8,038,409
                                                           ===========

6 - SHAREHOLDERS' EQUITY
   ---------------------

Private Placements
- ------------------
During fiscal 1996 the Company completed the private placements of 1,500,000 shares (pre-split basis) of the Company's $.01 par common stock with private investors at $11.00 a share. The issuances were comprised of 1,000,000 shares issued to CPAC, Investors, L.L.C., a limited liability company, and 500,000 shares issued to unrelated accredited investors.

Stock Split
- ----------
On April 17, 1996, the Board of Directors declared a stock split of five shares of CPAC, Inc. common stock for each four shares of stock held by shareholders of record on May 3, 1996, payable on May 15, 1996. Accordingly, since the par value of the common stock remained unchanged, an amount equal to the par value of the additional shares issued was charged to additional paid-in capital and credited to common stock at March 31, 1996. On November 18, 1994, the Board of Directors also declared a five for four stock split for shareholders of record on December 22, 1994, payable on January 12, 1995. Earnings per share and weighted average, primary, and fully diluted shares outstanding for each of the quarters in the years ended March 31, 1996, 1995, and 1994, have been restated to reflect the five for four stock split. In addition all references in the financial statements to number of shares, per share amounts, stock option data, and market prices of the Company's common stock have been restated, except where noted.

Stock Options
- -------------
The Company maintains an Executive Long-Term Stock Investment Plan (the Plan) for key employees, which allows issuance of incentive stock options, nonqualified stock options, reload options, and restricted performance shares. As part of the Plan, 350,000 shares (pre-split basis) of the Company's $.01 par value common stock have been reserved for issuance. Under the Plan, shares of common stock are reserved for issuance to key employees. Upon exercise, an employee granted an option under the Plan may pay for the Company's stock either with cash or with Company stock already owned by the employees, valued at the fair market value of the stock on the exercise date. The term of each option is determined by the Executive Long-Term Stock Investment Committee.


6 - SHAREHOLDERS' EQUITY - CONTINUED
   ---------------------

Because "incentive stock options" constitute a feature of the Plan, the 1991 Employees' Incentive Stock Option Plan was terminated as to the grant of future options thereunder. The termination of the 1991 plan did not have any effect on the remaining options outstanding under this plan. As of March 31, 1996, options outstanding under all plans are summarized as follows:

                                                               OPTION PRICE
                                            SHARES              PER SHARE
                                            ------              ---------

Options outstanding - March 31, 1993       163,545         $ 0.8330  to  8.7500
  Exercised                                (70,805)          0.8330  to  7.8570
  Expired                                   (8,925)          5.2380  to  7.8570
  Granted                                   97,125           7.9380  to  9.0000
                                         ---------         --------------------
Options outstanding - March 31, 1994       180,940         $ 2.7380  to  9.0000
  Exercised                                (25,140)          6.3500  to  7.9380
  Expired
  Granted                                   48,750                      11.0000
  Stock split                               40,625           2.1900  to  7.2000
                                         ---------         --------------------
Options outstanding - March 31, 1995       245,175         $ 2.1900  to 11.0000
  Exercised                                (43,063)          4.9750  to  6.8568
  Expired                                   (1,313)                      6.2860
  Granted                                  323,437           8.7000  to 11.7000
  Stock split                               50,181           1.7511  to  8.8000
                                         ---------         --------------------
Options outstanding - March 31, 1996       574,417         $ 1.7511  to 11.7000
                                         =========         ====================

Options exercisable:

  March 31, 1996                           196,355         $ 1.7511  to 11.7000
                                         =========         ====================
  March 31, 1995                           131,090         $ 1.7511  to  5.7600
                                         =========         ====================

On October 12, 1994, 23,438 shares of common stock of the Company were reserved for sale to a private individual as consideration for a loan obtained in connection with the acquisition of The Fuller Brush Company. This option was granted at an option price of $7.0398. This option is exercisable at any time through October 12, 1997, on which date the option expires.

For efforts in securing the 1,500,000 share private placements (pre-split basis), on October 3, 1995, 50,000 shares of common stock of the Company were reserved for sale to J. E. Sheehan & Company, Inc. under a stock option, granted at a price of $11.60 (the fair market value of the date the option was granted). The options are exercisable at any time through October 3, 2000, at which time the option expires. The Company continues to reserve 23,438 shares of common stock of the Company for sale under a stock option, granted at an option price of $7.0398, exercisable at any time through October 12, 1997, at which time the option expires, and 24,610 common stock shares under a June, 1990, stock option, at an option price of $4.8383 per share which is exercisable at any time through June 13, 1997, on which date the option expires.

6 - SHAREHOLDERS' EQUITY - CONTINUED
   ---------------------

The Company has 8,204 shares of common stock reserved for sale to an outside consultant under a stock option dated June 13, 1990, at an option price of $4.8379 per share. The Company also has two options outstanding to different outside consultants, each for 6,250 shares issued under stock options dated September 25, 1995, at an option price of $11.60 per share.

On June 13, 1991, 8,203 shares of common stock of the Company were reserved for sale to an outside director of the Company under a stock option. This option was granted at an option price of $4.3429 per share, (the fair market value as of the date the option was granted). This option is exercisable at any time through June 13, 1996, on which date the option expires.

There have been no charges to income in any of the three years in connection with these options other than incidental expenses related to issuance of options.

Employee Benefits
- -----------------
On April 13, 1994, the Company entered into a deferred compensation agreement with an executive officer of the Company pursuant to which 23,437 shares of the Company's $.01 par value common stock were issued subject to certain conditions and restrictions. For the year ended March 31, 1995, 7,812 shares vested and were recognized as expense. The expense relating to the remaining 15,625 shares is being recognized over a five year period as it is earned, at which time the restrictions will lapse. Total expense recognized for the year ended March 31, 1996, and 1995, was $30,608 and $81,875 respectively. The unearned balance, which has been grouped with additional paid-in capital, amounted to $106,875 at March 31, 1996.

On October 20, 1995, and November 18, 1994, in connection with the issuance of incentive stock options, the Board of Directors awarded 4,062 and 15,233 shares respectively of the Company's $.01 par value common stock as "restricted performance shares" to certain employees pursuant to the 1994 Executive Long-Term Stock Investment Plan. Restrictions on these shares will lapse over a five year period, if performance objectives have been met during the period. Shares are forfeitable if their related incentive stock options are exercised. Total expense recognized for the years ended March 31, 1996, and 1995, was $30,390 and $6,675 respectively. At March 31, 1996, the unearned balance, which has been grouped with additional paid-in capital, amounted to $168,368.
The Company maintains a contributory profit sharing plan [401(k)] for the benefit of substantially all employees. Contributions to the plan may be made for each plan year in such amounts as the Board of Directors may, at its discretion, determine. In addition, the Company will also match to a maximum of 3% of the participant's compensation each contribution made by a plan participant for the plan year in an amount equal to $.50 for each $1.00 of participant contribution. A participant may contribute up to 15% of compensation to the plan. The amount charged to expense in connection with this plan was $292,000, $125,000, and $113,000 for the years ended March 31, 1996,
1995 and 1994, respectively.

7 - PROVISION FOR INCOME TAX EXPENSE
   ---------------------------------

The provision for income taxes is summarized as follows:

                                    1996              1995           1994
                                    ----              ----           ----
Current tax expense:

   Federal                    $  2,878,000      $  2,000,000     $  1,427,000
   State                           666,000           443,000          221,000
   Foreign                         128,000
                              ------------      ------------     ------------
                                 3,672,000         2,443,000        1,648,000
Deferred taxes (benefit):
   Federal                          62,000          (318,000)         (45,000)
   State                            10,000           (47,000)          (7,000)
                              ------------      ------------     ------------
                                    72,000          (365,000)         (52,000)
                              ------------      ------------     ------------
                              $  3,744,000      $  2,078,000     $  1,596,000
                              ============      ============     ============

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate are as follows:

                                              1996          1995         1994
                                              ----          ----         ----

Income tax expense using statutory rates  $ 3,134,000   $1,791,000   $ 1,436,000
State income tax effect                       446,000      261,000       141,000
Other items, net                              164,000       26,000        19,000
                                          -----------   ----------   -----------

                                          $ 3,744,000   $2,078,000   $ 1,596,000
                                          ===========   ==========   ===========

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at March 31, 1996 and 1995 are as follows:

                                             March 31, 1996     March 31, 1995
                                             --------------     --------------
Deferred tax assets:
  Current:
    Accounts receivable                        $  177,000          $  188,000
    Inventory                                     523,000             352,000
    Compensation related accruals                 200,000             187,000
    Other                                          99,000               3,000
                                               ----------          ----------
                                                  999,000             730,000
  Noncurrent:
    Deferred compensation                         110,000             106,000
    Other                                          39,000              15,000
                                               ----------          ----------
                                                  149,000             121,000
                                               ----------          ----------
                                                1,148,000             851,000
Deferred tax liabilities:
  Noncurrent:
    Property, plant and equipment                (415,000)            (44,000)
    Other                                         (15,000)            (17,000)
                                               ----------          ----------
                                                 (430,000)            (61,000)
                                               ----------          ----------

        Total                                  $  718,000          $  790,000
                                               ==========          ==========

7 - PROVISION FOR INCOME TAX EXPENSE - CONTINUED
   ---------------------------------

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.

8 - COMMITMENTS
   ------------

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

The Consent Order does not apply, by its terms, to The Fuller Brush Company, Inc. as the new purchaser of the assets of the Seller as long as the Seller is performing its obligations under the Consent Order. Estimates of the costs of the remediation as set forth in the work plan submitted by the Seller range from $150,000 to $200,000. In order to secure the performance of such obligations by the Seller and to provide a fund from which the costs of the required remediation are to be paid, the Company and the Seller established a cash escrow account in the total amount of $700,000, the first $250,000 of which was provided by the Seller, with the balance provided by the Company. During fiscal 1996, based on costs incurred to date and estimates for completion, the Company's share of the escrow account was reduced from $450,000 to $50,000 at March 31, 1996, without expenditure of any Company funds.

Lease Agreements
- ----------------
The Company leases certain facilities and equipment under operating leases which expire at various dates through 2001. Some of the leases contain renewal options. Rent expense for the years ended March 31, 1996, 1995 and 1994 was $1,291,000, $1,103,000, and $855,000, respectively.

The above leases have been classified as operating leases in accordance with the provisions of the Statement of Financial Accounting Standards No. 13. The future minimum rental payments required under the leases for the fiscal years ended subsequent to March 31, 1996 are as follows:

                  1997                                $  1,293,353
                  1998                                   1,201,358
                  1999                                     808,027
                  2000                                     429,213
                  2001                                     206,459
                  Thereafter                                82,224
                                                      ------------

                                                      $  4,020,634
                                                      ============

Legal Matters
- -------------
The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

9 - SEGMENT INFORMATION
   --------------------

Business Segments
- -----------------
For purposes of financial reporting, the Company operates in two industry segments: the Imaging segment, which includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry and the Cleaning and Personal Care Products segment which includes specialty chemical cleaning products and related accessories (brushes, brooms, mops) for industrial and consumer use, as well as personal products such as soaps, shampoos, and skin care. Prior to 1995, the Company classified its operations into the Imaging segment only. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material. Certain reclassifications of 1995 segment information have been made to conform with 1996 presentation. Information concerning the Company's business segments for 1996, 1995 and 1994 are as follows:

                                                                1996                   1995                   1994
                                                                 ----                  ----                    ---
Net sales to customers:
    Imaging                                               $     44,307,311      $      46,571,306      $     43,798,163
    Cleaning & Personal Care Products                           44,761,622             12,058,719
                                                          ----------------      -----------------      ----------------

       Total net sales to customers                       $     89,068,933      $      58,630,025      $     43,798,163
                                                          ================      =================      ================

Operating income:
    Imaging                                               $      4,392,943      $       4,553,740      $      4,573,388
    Cleaning & Personal Care Products                            5,616,528              1,427,053
                                                          ----------------      -----------------      ----------------

       Total operating income                             $     10,009,471      $       5,980,793      $      4,573,388
                                                          ================      =================      ================

Identifiable assets:
    Imaging                                               $     28,377,580      $      28,734,791      $     27,020,670
    Cleaning & Personal Care Products                           25,535,085             20,259,670
    Other corporate assets                                      12,259,803
                                                          ----------------      -----------------      ----------------

       Total identifiable assets                          $     66,172,468      $      48,994,461      $     27,020,670
                                                          ================      =================      ================

Depreciation & amortization:
    Imaging                                               $      1,184,370      $         909,772      $        869,519
    Cleaning & Personal Care Products                            1,134,069                405,561
                                                          ----------------      -----------------      ----------------

       Total depreciation & amortization                  $      2,318,439      $       1,315,333      $        869,519
                                                          ================      =================      ================

Capital outlays:
    Imaging                                               $      1,174,477      $       1,633,727      $      2,307,037
    Cleaning & Personal Care Products                            2,121,243                658,514
                                                          ----------------      -----------------      ----------------

       Total capital outlays                              $      3,295,720      $       2,292,241      $      2,307,037
                                                          ================      =================      ================

Operating income represents net sales less operating expenses and excludes minority interest, interest expense (income), and income taxes.

Other corporate assets represents short-term investments held for future use.

9 - SEGMENT INFORMATION - CONTINUED
   --------------------

Geographic Segment
- ------------------
Foreign operations are located in Belgium, Italy, and until December, 1995, Venezuela. Included in consolidated net income are foreign currency transaction losses of $98,000, $41,000, and $125,000, realized during fiscal 1996, 1995, and
1994, respectively. Information concerning the Company's foreign operations after translation into U.S. dollars are summarized as follows for fiscal years ended March 31:

                                 1996               1995                1994
                                 ----               ----                ----
Net sales:
   United States           $   81,760,101      $  52,345,205      $   37,731,242
   Foreign                      7,308,832          6,284,820           6,066,921
                           --------------      -------------      --------------

                           $   89,068,933      $  58,630,025      $   43,798,163
                           ==============      =============      ==============
Operating income (loss):
   United States           $   10,060,160      $   5,801,070      $    4,299,998
   Foreign                        (50,689)           179,723             273,390
                           --------------      -------------      --------------
                           $   10,009,471      $   5,980,793      $    4,573,388
                           ==============      =============      ==============
Identifiable assets:

   United States           $   58,786,587      $  43,069,211      $   21,077,713
   Foreign                      7,385,881          5,925,250           5,942,957
                           --------------      -------------      --------------

                           $   66,172,468      $  48,994,461      $   27,020,670
                           ==============      =============      ==============

Operating income excludes minority interest in consolidated foreign subsidiary, interest expense (income) net, and income tax expense. Foreign interest expense for the years ended March 31, 1996, 1995 and 1994 amounted to $151,281, $125,877, and $156,259, respectively. Identifiable assets are those assets employed in an area's operations, including an allocated value to each area of cost in excess of net assets acquired. Inter-area transfers are not material.

In addition, the Company's U.S. operations had total export sales for the years ended March 31, 1996, 1995 and 1994 of $2,501,776, $2,902,395, and $2,244,766,
respectively.

10 - QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended March 31, 1996 and 1995:


                                                                                            PER SHARE         PER SHARE
                                                                                              INCOME            INCOME
                                                                                           PRIMARY AND       PRIMARY AND
                              NET                    GROSS                   NET          FULLY DILUTED     FULLY DILUTED
                             SALES                   PROFIT                 INCOME         (POST-SPLIT)      (PRE-SPLIT)
                             ------                  ------                 ------          ----------        ----------
1996 QUARTERS:
- -------------
    Fourth          $        22,462,781     $         10,009,629    $        1,220,142        $   0.16          $  0.19
    Third                    22,163,823               10,218,035             1,522,832            0.21             0.27
    Second                   22,970,212               10,438,912             1,588,423            0.28             0.35
    First                    21,472,117                9,883,359             1,142,064            0.20             0.26
                    -------------------     --------------------    ------------------        --------          -------

         Total      $        89,068,933     $         40,549,935    $        5,473,461        $   0.85          $  1.07
                    ===================     ====================    ==================        ========          =======

1995 QUARTERS:
- -------------

    Fourth          $        18,382,458     $          7,404,499    $          820,043        $   0.15          $  0.18
    Third                    17,226,843                6,926,579               903,488            0.17             0.21
    Second                   11,912,160                5,024,346               794,016            0.16             0.20
    First                    11,108,564                4,803,551               671,377            0.13             0.17
                    -------------------     --------------------    ------------------        --------          -------

         Total      $        58,630,025     $         24,158,975    $        3,188,924        $   0.61          $  0.76
                    ===================     ====================    ==================        ========          =======


As described in Note 6, per share income for each of the quarters in the years ended March 31, 1996, and 1995, have been restated to reflect the five for four common stock split.



                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

    Certain information concerning the directors and executive officers of the Company is incorporated by reference to the caption "Directors and Executive Officers" in the Proxy Statement of the Company, dated June 27, 1996, (the "1996 Proxy Statement").

    In addition to the executive officers named in the Proxy Statement, the Registrant employs the following key persons:

    BRIAN C. BARBO, age 39, is Vice President and General Manager of Trebla Chemical Company, and has served in that capacity since October 1988. He was formerly Manager of Manufacturing for Trebla Chemical Co. Mr. Barbo, a chemical engineer, has been with the Company since July 1979.

    PEDRO P. BONILLA, age 44, was named President of the CPAC Imaging Group on September 20, 1995. Prior to this, he was promoted to President of Trebla Chemical Company on April 24, 1995, a position he held in addition to his October, 1994 appointment to President of Allied Diagnostic Imaging Resources, Inc. Mr. Bonilla joined Trebla in February, 1993 as Vice President, Latin America/Caribbean. Prior to joining Trebla, Mr. Bonilla was previously General Manager of Technolab in Santo Domingo.

    J. ROBERT DUDIK, age 64, is President of Allied's Dental Division, a position he assumed in January, 1990. He was formerly Vice President of the Dental Division (1988-90), and, prior to that, National Sales Manager. Mr. Dudik has been an employee of Allied since 1982 and serves on the Board of Directors of Allied Diagnostic Imaging Resources, Inc.

    LEWIS L. GRAY, age 45, is Vice President, Chemical and Technical Resources for Fuller Brush. He started his career with the company in 1973 as a Q.C. Chemist, and was promoted to Research Chemist, Laboratory Manager, and Chief Chemist, until his current appointment in 1995. Mr. Gray has a B.S. degree in chemistry from Kansas State University.

    JAVIER E. PAREDES, Vice President and General Manager of Stanley Home Products, is 50 years old. He joined Stanhome, Inc. in 1985, and held several management positions including General Manager of Stanley Home Productos Para Lar Ltda, Stanhome's direct selling company in Brazil. He also worked closely with Stanley's management team in developing new sales techniques, and has broad experience in top-level sales and financial management.

    JAMES W. PEMBROKE, age 37, joined CPAC in 1993 as Corporate Controller. He has been a Certified Public Accountant since 1983, and received his B.S. degree in accounting from Miami University (Ohio). Previously Mr. Pembroke was an Audit Manager for the accounting firm of Coopers and Lybrand.

    THOMAS F. RIORDEN, President, PRS, Inc., is 52 years old and has served in that position since May 1988. Prior to that he served as PRS Vice President, Chemical Sales. Mr. Riorden also serves on the Board of Directors for PRS, Inc. As President of PRS, Mr. Riorden is responsible for the coordination of nationwide sales activities for all products, exclusive of dental, medical and graphics chemistry, presently being marketed by the Company. He has been with CPAC since 1979.

    EDWARD E. SCHILLER, 49, is Vice President and Technical Director for Trebla Chemical Company, a position he has held since February, 1985. From May, 1982 to January, 1985, he was Operations Manager at Trebla Chemical Co. Mr. Schiller is currently responsible for all research and development for CPAC, Inc. and its subsidiaries; he is also responsible for the technical service representatives at Trebla Chemical Company, and is the Registrant's Environmental Compliance Officer.

    NORBERT J. SCHNEIDER, age 43, was appointed President of Fuller Brush as of April 1, 1996. He joined the company in 1976 as a Product Engineer, and was later promoted to Vice President, Industrial Sales. In 1994 he was appointed Executive Vice President and General Manager. Mr. Schneider has a B.S. degree in Business Administration from Wichita State University.


ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

    Information regarding executive compensation is incorporated by reference to the caption "Executive Compensation" in the 1996 Proxy Statement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           ----------------------------------------------------
           MANAGEMENT
           ----------

    The stock ownership of each person known to CPAC to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and officers of CPAC as a group are incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement. The beneficial ownership of CPAC Common Stock of all directors of the Company is incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

    Information regarding certain relationships and related transactions is incorporated by reference to the caption "Information About The Board and Its Committees" in the 1996 Proxy Statement.



                                    PART IV
                                     ------


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           --------------------------------------------------------
           FORM 8-K
           --------


(a)The following financial statements of the Registrant are included as part of the report:

     1. FINANCIAL STATEMENTS:
        --------------------

      Report of Independent Accountants

      Consolidated Balance Sheets as of March 31, 1996 and 1995

      Consolidated Statements of Operations for the Years Ended March 31, 1996, 1995, and 1994
      Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 1996, 1995, and 1994

      Consolidated Statements of Cash Flows for the Years Ended March 31, 1996, 1995, and 1994

      Notes to Consolidated Financial Statements

     2. FINANCIAL STATEMENT SCHEDULES:
        -----------------------------

      Schedule II, Valuation and Qualifying Accounts and Reserves

      Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b)  Reports on Form 8-K
     -------------------

     1. On October 5, 1995, the Company filed a Current Report (Form 8-K) with respect to the October 3, 1995, announced completion of private placements of 1,500,000 shares of its $.01 par value common stock.

     2. On January 2, 1996, the Company filed a Current Report (Form 8-K) with respect to the December 28, 1995, Special Meeting of Shareholders. At such Special Meeting the shareholders approved the sale of 632,000 shares of its $.01 par value common stock.


ITEM 14.   FINANCIAL STATEMENT SCHEDULE                             SCHEDULE II
           ----------------------------


                                   CPAC, INC.
                                   ----------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 ----------------------------------------------
            FOR THE FISCAL YEARS ENDED MARCH 31, 1995, 1994 AND 1993
            --------------------------------------------------------



                            BALANCE AT                                BALANCE
                            BEGINNING                                AT END OF
                            OF PERIOD     ADDITIONS     DEDUCTIONS     PERIOD
                            ---------     ---------     ----------     ------
1996:
  Allowance for doubtful
    accounts                $  601,000    $  280,000    $(270,000)   $  611,000
  Inventory reserve            764,000       352,000     (253,000)      863,000
  Plant closure reserve              0       168,000            0       168,000

1995:
  Allowance for doubtful
    accounts                $  509,000    $  454,000    $(362,000)   $  601,000
  Inventory reserve            252,000       608,000      (96,000)      764,000

1994:
  Allowance for doubtful
    accounts                $  528,000    $  396,000    $(415,000)   $  509,000
  Inventory reserve            152,000       110,000      (10,000)      252,000



                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                                    Page
- -------                                                                    ----
  2.   Plan of acquisition, reorganization, arrangement,
       liquidation, or succession                                          N/A

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

  9.   Voting Trust Agreement                                              N/A
 10.     Material Contracts                                                N/A

 11.   Statement re:  Computation of Per Share Earnings
       (Loss)                                                              N/A

 12.   Statement re:  Computation of Ratios                                N/A

 13.   Annual Report to Security Holders                                   N/A

 16.   Letter re:  Change of Certifying Accountant                         N/A

 18.   Letter re:  Change in Accounting Principles                         N/A

 21.     Subsidiaries of the Registrant

         21.1 Subsidiaries of the Registrant                                45

 22.   Published report regarding matters submitted to
       vote of security holders                                            N/A

 23.     Consent of Experts and Counsel

         23.1 Consent of Coopers & Lybrand L.L.P.                           46

 24.   Power of Attorney                                                   N/A

 27.   Financial Data Schedule                                              47

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
                                                        CPAC, INC.


Date        June 20, 1996                By /s/ Thomas N. Hendrickson
     ----------------------------           ------------------------------------
                                            Thomas N. Hendrickson, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date        June 20, 1996                By /s/ Thomas N. Hendrickson
     ----------------------------           ------------------------------------
                                            Thomas N. Hendrickson, President,
                                            Chief Executive Officer, Treasurer,
                                            and Director


Date        June 20, 1996                By /s/ Robert Oppenheimer
     ----------------------------           ------------------------------------
                                            Robert Oppenheimer, Secretary and
                                            Director


Date        June 20, 1996                By /s/ Robert C. Isaacs
     ----------------------------           ------------------------------------
                                            Robert C. Isaacs, Senior Vice
                                            President and Director


Date        June 20, 1996                By /s/ Seldon T. James, Jr.
     ----------------------------           ------------------------------------
                                            Seldon T. James, Jr., Director


Date        June 20, 1996                By /s/ John C. Burton
     ----------------------------           ------------------------------------
                                            John C. Burton, Director


Date        June 20, 1996                By /s/ Thomas J. Weldgen
     ----------------------------           ------------------------------------
                                            Thomas J. Weldgen
                                            Chief Financial Officer


Date        June 20, 1996                By /s/ Wendy F. Clay
     ----------------------------           ------------------------------------
                                            Wendy F. Clay
                                            Vice President, Administration