Form 10-K405/A
period 1996-03-31
CPAC INC
filed 1996-06-26
CIK 351717

FORM 10-K/A
                                   -----------
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

As of June 14, 1996, there were outstanding 7,344,003 shares of the Company's Common Stock, $.01 Par Value. The aggregate market value of the 5,189,148 shares held by non-affiliates on that date was $55,783,341, based on the average of high and low bid prices of $11.00 and $10.50 respectively. Options for 753,006 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

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

RESEARCH AND DEVELOPMENT EXPENSES
- ---------------------------------
    From inception, the Company has engaged in research and development activities in the Imaging segment with the primary goal of improving existing products. In addition, the Company has engaged in research of new compatible products and responds to customer needs as necessary. There were no significant changes in this area during fiscal 1996. The increase of approximately 53% in 1996 relates to the Cleaning and Personal Care Products segment. This segment also accounts for the primary increase in 1995.

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


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------



                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------





Board of Directors and Shareholders
CPAC, Inc. and Subsidiaries



We have audited the consolidated financial statements and the financial statement schedule of CPAC, Inc. and Subsidiaries listed in Item 14 (a) of this Form 10-K/A. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
    ---------------------------------------------------

The Company
- -----------
CPAC, Inc., and Subsidiaries ("the Company"), manufactures, markets, and distributes both in the U.S. and in other parts of the world, prepackaged chemical formulations, supplies, and equipment systems to the imaging industry as well as cleaning and personal care products for industrial and consumer use.

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

Business and Credit Concentrations
- ----------------------------------
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. The Company's customers are not concentrated in any specific geographic region, but are broadly concentrated in the imaging and cleaning and personal care products industries. In 1996, 1995, and 1994, sales to one customer in the Imaging segment amounted to $6,858,000, $6,594,000, and $5,099,000, respectively. Concentrations of credit risk with respect to trade receivables are limited due to the large number of domestic and foreign customers comprising the Company's customer base, and their dispersion across several different business sectors participating in different facets of the imaging and cleaning and personal care products industries.

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

On a pro forma (unaudited) basis, if the license agreement with Stanhome Inc. and the acquisition of Fuller had occurred as of April 1, 1993, the consolidated results of operations of the Company including Stanley Home Products and Fuller would have been approximately:
                                       Year-Ended              Year-Ended
                                     March 31, 1995          March 31, 1994
                                     --------------          --------------
                                      (unaudited)             (unaudited)

     Net sales                        $107,403,000            $103,103,000
     Net income                       $  3,247,000            $  2,235,000
     Net income per share             $       0.59             $      0.42
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
                                                           -----------

                                                           $ 8,038,409
                                                           ===========

6 - SHAREHOLDERS' EQUITY
   ---------------------

Private Placements
- ------------------
During fiscal 1996 the Company completed the private placements of 1,500,000 shares (pre-split basis) of the Company's $.01 par common stock with private investors at $11.00 a share. The issuances were comprised of 1,000,000 shares issued to CPAC Investors, L.L.C., a limited liability company, and 500,000 shares issued to unrelated accredited investors.

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

Stock Options
- -------------
The Company maintains an Executive Long-Term Stock Investment Plan (the Plan) for key employees, which allows issuance of incentive stock options, nonqualified stock options, reload options, and restricted performance shares. As part of the Plan, 350,000 shares (pre-split basis) of the Company's $.01 par value common stock have been reserved for issuance. Under the Plan, shares of common stock are reserved for issuance to key employees. Upon exercise, an employee granted an option under the Plan may pay for the Company's stock either with cash or with Company stock already owned by the employee, valued at the fair market value of the stock on the exercise date. The term of each option is determined by the Executive Long-Term Stock Investment Committee.


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