Form 10-Q
period 1996-06-30
CPAC INC
filed 1996-08-08
CIK 351717

FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended              June 30, 1996
                     -----------------------------------------------------------

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

                                    CPAC, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

               New York                                   16-0961040
- ----------------------------------------       ---------------------------------
   (State or Other Jurisdiction of          (IRS Employer Identification Number)
    Incorporation or Organization)


2364 Leicester Rd., Leicester, New York                     14481
- ----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                  (ZIP Code)


Registrant's telephone number, including area code:   (716) 382-3223
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

      Yes [ X ]   No [    ]

As of June 30, 1996, there were outstanding 7,344,003 shares of the Company's Common Stock, $.01 Par Value. Options for 753,006 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

                          CPAC, INC. AND SUBSIDIARIES
                           --------------------------

                                     INDEX
                                     -----


PART I   FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

  Item 1.   Financial Statements

         CPAC, Inc. and Subsidiaries Consolidated
            Balance Sheets - June 30, 1996 (Unaudited),
            and March 31, 1996                                               3

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Three Months Ended
            June 30, 1996, and June 30, 1995 (Unaudited)                     4

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Cash Flows - Three Months Ended
            June 30, 1996, and June 30, 1995 (Unaudited)                     5

         Notes to Consolidated Financial Statements                          6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7


PART II  OTHER INFORMATION
         -----------------

  Item 1.   Legal Proceedings                                               10

  Item 2.   Changes in Securities                                           10

  Item 3.   Defaults Upon Senior Securities                                 10

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                                10

  Item 5.   Other Information                                               10


SIGNATURE PAGE                                                              11


EXHIBIT INDEX                                                               12

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                               ASSETS
                                                               ------
                                                                                 JUNE 30, 1996           MARCH 31, 1996
                                                                                 -------------           --------------
                                                                                  (Unaudited)                (Note)
Current assets:
   Cash and cash equivalents                                                   $     13,636,838        $     13,667,286
   Accounts receivable (net of allowance for doubtful
     accounts of $617,000 and $611,000, respectively)                                13,104,950              12,699,485
   Inventory                                                                         17,777,791              16,246,212
   Prepaid expenses and other current assets                                          1,840,233               1,915,987
                                                                               ----------------        ----------------
        Total current assets                                                         46,359,812              44,528,970

Property, plant and equipment, net                                                   16,453,142              16,484,455
Goodwill and intangible assets (net of amortization of
   $1,366,534 and $1,292,753, respectively)                                           2,618,454               2,688,806
Other assets                                                                          2,341,588               2,470,237
                                                                               ----------------        ----------------

                                                                               $     67,772,996        $     66,172,468
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
   Current portion of long-term debt                                           $        292,411        $        307,481
   Accounts payable                                                                   4,729,364               5,780,618
   Accrued payroll and related expenses                                               1,483,951               1,701,431
   Accrued income taxes payable                                                       1,028,069
   Other accrued expenses and liabilities                                             3,429,921               3,446,773
                                                                               ----------------        ----------------
     Total current liabilities                                                       10,963,716              11,236,303

Long-term debt, net of current portion                                                7,986,815               8,038,409
Accrued deferred compensation                                                           493,655                 480,208
Accrued royalty                                                                       1,852,476               1,852,476
Other long-term liabilities                                                             475,790                 429,790
Minority interest in foreign subsidiary                                                  34,089                  33,358

Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized 10,000,000 shares;
     Issued 7,419,962 shares and 7,407,658 shares,
        respectively                                                                     74,200                  74,077
   Additional paid-in capital                                                        28,581,448              28,497,059
   Retained earnings                                                                 18,000,407              16,182,642
Foreign currency translation adjustment                                                (235,537)               (197,791)
                                                                               ----------------        ----------------
                                                                                     46,420,518              44,555,987
Less:  Treasury stock, at cost, 75,959 shares                                          (454,063)               (454,063)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        45,966,455              44,101,924
                                                                               ----------------        ----------------

                                                                               $     67,772,996        $     66,172,468
                                                                               ================        ================

           Note:  The balance sheet at March 31, 1996, has been taken from the audited financial statements of that date.

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                  JUNE 30, 1996, AND JUNE 30, 1995
                                                  --------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1996                        1995
                                                                              ----                        ----
Net sales                                                              $      22,521,558            $     21,472,117
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              11,666,105                  11,588,758
   Selling, administrative and
     engineering expenses                                                      7,587,198                   7,490,926
   Research and development expense                                              161,885                     158,796
   Minority interest in consolidated
     foreign subsidiary                                                              731                        (209)
   Interest expense, net                                                          41,874                     323,782
                                                                       -----------------            ----------------
                                                                              19,457,793                  19,562,053
                                                                       -----------------            ----------------

Income before income tax expense                                               3,063,765                   1,910,064

Provision for income tax expense                                               1,246,000                     768,000
                                                                       -----------------            ----------------

        Net income                                                     $       1,817,765            $      1,142,064
                                                                       =================            ================

Income per common share
   (Primary and Fully Diluted):

        Net income                                                     $           0.24             $           0.20
                                                                       ================             ================

Common shares outstanding - fully diluted                                      7,475,810                   5,571,085
                                                                       =================            ================






                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                  JUNE 30, 1996, AND JUNE 30, 1995
                                                  --------------------------------

                                                             UNAUDITED
                                                             ---------

                                                                                        1996                   1995
                                                                                        ----                   ----
Cash flows from operating activities:
   Net income                                                                     $    1,817,765         $    1,142,064
                                                                                  --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                                    507,151                460,078
        Amortization of intangible assets                                                 70,352                 97,875
   Changes in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                                             (409,559)                86,539
        Inventory                                                                     (1,537,132)            (1,428,301)
        Accounts payable                                                              (1,052,731)               345,829
        Accrued expenses & liabilities                                                   810,125                889,519
        Accrued deferred compensation                                                     13,293                 12,583
        Other changes, net                                                               261,036                306,669

                                                                                  --------------         --------------
          Total adjustments                                                           (1,337,465)               770,791
                                                                                  --------------         --------------
            Net cash provided by operating activities                                    480,300              1,912,855
                                                                                  --------------         --------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment, net                                      (480,977)              (555,714)
                                                                                  --------------         --------------
        Net cash used in investing activities                                           (480,977)              (555,714)
                                                                                  --------------         --------------

Cash flows from financing activities:
   Issuance of common stock                                                               54,562                  6,350
   Repayment of long-term borrowings                                                     (84,333)            (1,428,363)
                                                                                  --------------         --------------
        Net cash used in financing activities                                            (29,771)            (1,422,013)
                                                                                  --------------         --------------

   Effect of exchange rate changes on cash                                                                           (9)
                                                                                  --------------         --------------

        Net decrease in cash
          and cash equivalents                                                           (30,448)               (64,881)

Cash and cash equivalents - beginning of period                                       13,667,286                 81,891
                                                                                  --------------         --------------
Cash and cash equivalents - end of period                                         $   13,636,838         $       17,010
                                                                                  ==============         ==============




                          CPAC, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   UNAUDITED
                                    --------


1. - CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------

    The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the three-month periods ended June 30, 1996, and June 30, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1996 (which include only normal recurring adjustments), have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1996, annual report to shareholders. The results of operations for the three months ended June 30, 1996, are not necessarily indicative of the operating results for the full year.


2 - INVENTORY

    ---------

Inventory is summarized as follows:
                                               JUNE 30, 1996    MARCH 31, 1996
                                               -------------    --------------

     Raw materials and purchased parts           $8,030,822      $ 7,565,059
     Work-in-process                              1,122,910          750,069
     Finished goods                               8,401,601        7,678,170
     Promotional supplies                           222,458          252,914
                                                 ----------      -----------
                                                 $17,777,791     $16,246,212
                                                 ===========     ===========


3 - LITIGATION
    ----------

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------


                        LIQUIDITY AND CAPITAL RESOURCES
                        --------------------------------

    As indicated in the 10-K for the period ending March 31, 1996, the Company raised $15,300,000, net of placement costs, of additional working capital through completion of 1,875,000 share (post split) private placements, of which $5,416,000 was used to reduce outstanding debt. Remaining funds, coupled with cash flows from operations subsequent to the placement, are invested in short-term investments.

    The Company has a $4.5 million line of credit, with a domestic bank which was not accessed at June 30, 1996. The agreement contains a variety of covenants, including specific working capital and net worth covenants, which are customary in such a credit facility.

    The Company also maintains a line of credit facility with a major Belgian bank, which was not accessed at June 30, 1996. The amount available is 34.3 million Belgian francs ($1,124,000 based on monthly conversion rates for the Belgian franc).

    During the quarter ended June 30, 1996, the Company used a portion of its available working capital for its Stanley Home Products business, by purchasing all remaining consignment inventory from the former owners of Stanley Home Products for approximately $1,484,000. Prior to that, the Company had been purchasing consignment inventory from a pool of available inventory, as needed, pursuant to a licensing agreement entered into last year.


    The working capital ratios at June 30, 1996, March 31, 1996, and June 30, 1995, were, 4.23 to 1, 4.0 to 1, and 2.26 to 1, respectively. The increase in the working capital is primarily the result of increased operating cash flows, which has enabled the Company to continue to maintain its short-term investments.

    Management believes that the remaining private placement funds, coupled with existing available lines of credit, and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of June 30, 1996, as well as allow the Company to pursue future acquisitions.

ASSET TURNOVER RATIOS
- ---------------------
                             JUNE 30, 1996     MARCH 31, 1996    JUNE 30, 1995
                              ------------     --------------     ------------
    (1) Receivables-days
           outstanding         54.6 days         55.3 days         57.9 days

    (2) Annual inventory
           turns               2.7 times         3.3 times         3.4 times

    At June 30, 1996, the improvement in days outstanding continues to reflect the impact of Stanley's cash sales business, as well as the inclusion of The Fuller Brush Company receivables which generally have short payment terms. The Imaging segment continues to average 90 days due to extended payment terms for its dealers and foreign operations.

    Decrease in inventory turns reflect the planned buildup of Stanley Home Products' inventory, which in addition to the purchased consignment inventory, is now primarily being manufactured in-house.


                             RESULTS OF OPERATIONS
                             ---------------------

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

    Sales for the quarter ended June 30, 1996, increased 4.9% over the quarter ended June 30, 1995, and increased 0.3% over the fourth quarter of the fiscal year ended March 31, 1996. For the Imaging segment, overall sales for the quarter ended June 30, 1996, increased 6% over the quarter ended June 30, 1995, and decreased 5.0% over the fourth quarter of the fiscal year ended March 31, 1996. The increase compared to June of 1995 is primarily the result of increased foreign sales from the Company's foreign subsidiaries. The decrease compared to the quarter ended March 31, 1996, is primarily the result of normal seasonal impacts for this quarter. Sales in the Cleaning and Personal Care Products segment have increased 3.9% compared with the quarter ended June 30, 1995, and 5.5% over the quarter ended March 31, 1996, as a result of an increase in Fuller consumer contract sales business during the first quarter.

    Net income for the quarter ended June 30, 1996, increased 59% over the quarter ended June 30, 1995, due to the improved operating results from both segments.

    Gross margins have increased to 48.2% for this quarter versus 46% for the year ended March 31, 1996, and for the same quarter last year. Increased volume through-put in the Cleaning and Personal Care segment's manufacturing facility has helped to lower fixed manufacturing costs and increase margins, while gross margins in the Imaging segment remained stable at 40%.

    Selling, administrative, and engineering costs this quarter were 33.7% of sales compared with 33.6% at March 31, 1996, and 34.9% in the same quarter of last year. The decrease from the quarter ended June 30, 1995, reflects lower expenses related to the Imaging segment.

    Net interest expense for the current quarter has decreased versus the quarter ended June 30, 1995, primarily due to decreased borrowings, as a result of the debt paydown from the private placement funds that took place in the third quarter of fiscal 1996, supplemented with interest earned on the invested funds.

    The provision for income taxes as a percentage of consolidated pre-tax earnings for the quarter ended June 30, 1996, was 40.7% versus 40.2% for the quarter ended June 30, 1995. The increase is due partially to higher state taxes.


FOREIGN OPERATIONS
- ------------------

    Although combined foreign operations incurred a small loss for the quarter ended June 30, 1996, CPAC Europe showed improved operating results as compared to the quarter ended June 30, 1995, while CPAC Italia experienced a small loss due to production problems. While the economies of Italy and Belgium have been suffering from serious general economic slowdowns, sales volumes and market share of CPAC subsidiaries in these countries have continued to improve.

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


ENVIRONMENTAL CONTINGENCY
- -------------------------

    As previously disclosed, in connection with the Fuller Brush acquisition, certain environmental contamination issues were discovered at the Great Bend, Kansas facility during the due diligence process. As a result of findings generated by environmental assessments of the facility, the Seller and the Department of Health and Environment of the State of Kansas entered into a Consent Order pursuant to which the Seller developed and submitted for the Department's approval, a comprehensive work plan for remediation of the environmental problems at the site. The Consent Order does not apply, by its terms, to The Fuller Brush Company, Inc. as the new purchaser of the assets of the Seller as long as the Seller is performing its obligations under the Consent Order. Estimates of the costs of the remediation as set forth in the work plan submitted by the Seller range from $150,000 to $200,000. The work plan has been approved by the Department without significant changes, and the Seller continues the remediation specified in the work plan.


REGISTRATION OF PRIVATE PLACEMENT SHARES
- ----------------------------------------

    On June 27, 1996, the Company filed a Registration Statement on Form S-3 to register 1,875,000 shares of stock in connection with private placements completed in December of 1995. On the same date, the Company also filed a Registration Statement on Form S-2 to register 142,190 shares of stock to be issued under non-qualified stock options previously granted to several individuals in connection with financial services provided to the Company. On July 29, the Securities & Exchange Commission informed the Company that both Registrations were effective. The shares of stock covered by the respective Registrations are now allowed to trade in open market transactions in the NASDAQ stock market.

                                    PART II
                                     ------
                               OTHER INFORMATION
                               ------------------


Item 1. Legal Proceedings
        -----------------
        None


Item 2. Changes in Securities
        --------------------
        None


Item 3. Defaults Upon Senior Securities
        ------------------------------
        None


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None


Item 5. Other Information
        -----------------
        On June 27, 1996, the Company filed a Registration Statement on Form S-3 to register 1,875,000 shares of stock in connection with private placements completed in December of 1995. On the same date, the Company also filed a Registration Statement on Form S-2 to register 142,190 shares of stock to be issued under non-qualified stock options previously granted to several individuals in connection with financial services provided to the Company. On July 29, the Securities &
        Exchange Commission informed the Company that both Registrations were effective. The shares of stock covered by the respective Registrations are now allowed to trade in open market transactions in the NASDAQ stock market.




                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          CPAC, INC.


Date        August 8, 1996                  By  /s/ Thomas N. Hendrickson
     ----------------------------               -------------------------------
                                                Thomas N. Hendrickson,
                                                President,
                                                Chief Executive Officer,
                                                Treasurer


Date        August 8, 1996                  By  /s/ Thomas J. Weldgen
     ----------------------------               -------------------------------
                                                Thomas J. Weldgen
                                                Chief Financial Officer


                                 EXHIBIT INDEX
                                 -------------
EXHIBIT                                                                    PAGE
- -------                                                                    ----

  2.     Plan of acquisition, reorganization, arrangement,
         liquidation, or succession                                        N/A

  3.     Articles of Incorporation, By-Laws                                N/A

  4.     Instruments defining the rights of security
         holders, including indentures                                     N/A

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