Form 10-Q
period 1996-09-30
CPAC INC
filed 1996-11-05
CIK 351717

FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended            September 30, 1996
                     -----------------------------------------------------------

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


                                    CPAC, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


               New York                                   16-0961040
----------------------------------------    ------------------------------------
   (State or Other Jurisdiction of          (IRS Employer Identification Number)
    Incorporation or Organization)


2364 Leicester Rd., Leicester, New York                     14481
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                  (ZIP Code)


Registrant's telephone number, including area code:   (716) 382-3223
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

      Yes [ X ]   No [    ]

As of September 30, 1996, there were outstanding 7,038,503 shares of the Company's Common Stock, $.01 Par Value. Options for 792,006 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.
                          CPAC, INC. AND SUBSIDIARIES
                           --------------------------

                                     INDEX
                                     -----


PART I   FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

  Item 1.   Financial Statements

         CPAC, Inc. and Subsidiaries Consolidated
            Balance Sheets - September 30, 1996 (Unaudited),
            and March 31, 1996                                               3

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Six Months Ended
            September 30, 1996, and September 30, 1995 (Unaudited)           4

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Three Months Ended
            September 30, 1996, and September 30, 1995 (Unaudited)           5

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Cash Flows - Six Months Ended
            September 30, 1996, and September 30, 1995 (Unaudited)           6

         Notes to Consolidated Financial Statements                          7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

PART II  OTHER INFORMATION
         -----------------

  Item 1.   Legal Proceedings                                               11

  Item 2.   Changes in Securities                                           11

  Item 3.   Defaults Upon Senior Securities                                 11

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                                11

  Item 5.   Other Information                                               11

  Item 6.   Exhibits and Reports on Form 8-K                                12

SIGNATURE PAGE                                                              13

EXHIBIT INDEX                                                               14

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                               ASSETS
                                                               ------
                                                                               SEPTEMBER 30, 1996        MARCH 31, 1996
                                                                               ------------------        --------------
                                                                                  (Unaudited)                (Note)
Current assets:
   Cash and cash equivalents                                                   $     13,231,724        $     13,667,286
   Accounts receivable (net of allowance for doubtful
     accounts of $693,000 and $611,000, respectively)                                13,486,559              12,699,485
   Inventory                                                                         16,236,562              16,246,212
   Prepaid expenses and other current assets                                          1,939,307               1,915,987
                                                                               ----------------        ----------------
        Total current assets                                                         44,894,152              44,528,970

Property, plant and equipment, net                                                   16,413,269              16,484,455
Goodwill and intangible assets (net of amortization of
   $1,448,909 and $1,366,534, respectively)                                           2,544,435               2,688,806
Other assets                                                                          2,136,843               2,470,237
                                                                               ----------------        ----------------

                                                                               $     65,988,699        $     66,172,468
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
   Current portion of long-term debt                                           $        236,498        $        307,481
   Accounts payable                                                                   4,100,861               5,780,618
   Accrued payroll and related expenses                                               1,701,705               1,701,431
   Accrued income taxes payable                                                         174,430
   Other accrued expenses and liabilities                                             3,550,139               3,446,773
                                                                               ----------------        ----------------
     Total current liabilities                                                        9,763,633              11,236,303

Long-term debt, net of current portion                                                7,702,271               8,038,409
Accrued deferred compensation                                                           531,894                 480,208
Accrued royalty                                                                       1,852,476               1,852,476
Other long-term liabilities                                                             517,790                 429,790
Minority interest in foreign subsidiary                                                  37,044                  33,358

Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized 20,000,000 shares;
     Issued 7,114,462 shares and 7,419,962 shares,
        respectively                                                                     71,145                  74,077
   Additional paid-in capital                                                        25,939,253              28,497,059
   Retained earnings                                                                 20,262,793              16,182,642
Foreign currency translation adjustment                                                (235,537)               (197,791)
                                                                               ----------------        ----------------
                                                                                     46,037,654              44,555,987
Less:  Treasury stock, at cost, 75,959 shares                                          (454,063)               (454,063)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        45,583,591              44,101,924
                                                                               ----------------        ----------------

                                                                               $     65,988,699        $     66,172,468
                                                                               ================        ================

           Note:  The balance sheet at March 31, 1996, has been taken from the audited financial statements of that date.

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------
                                             SEPTEMBER 30, 1996, AND SEPTEMBER 30, 1995
                                             ------------------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1996                        1995
                                                                              ----                        ----
Net sales                                                              $      47,414,271            $     44,442,329
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              24,640,673                  24,120,058
   Selling, administrative and
     engineering expenses                                                     15,466,677                  14,806,862
   Research and development expense                                              329,922                     311,275
   Minority interest in consolidated
     foreign subsidiary                                                            3,686                         651
   Interest expense, net                                                          47,162                     630,996
                                                                       -----------------            ----------------
                                                                              40,488,120                  39,869,842
                                                                       -----------------            ----------------

Income before income tax expense                                               6,926,151                   4,572,487

Provision for income tax expense                                               2,846,000                   1,842,000
                                                                       -----------------            ----------------

        Net income                                                     $       4,080,151            $      2,730,487
                                                                       =================            ================

Income per common share
   (Primary and Fully Diluted):

        Net income                                                     $            0.55            $           0.48
                                                                       =================            ================

Common shares outstanding - fully diluted                                      7,425,900                   5,620,860
                                                                       =================            ================





                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                             SEPTEMBER 30, 1996, AND SEPTEMBER 30, 1995
                                             ------------------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1996                        1995
                                                                              ----                        ----
Net sales                                                              $      24,892,713            $     22,970,212
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              12,974,568                  12,531,300
   Selling, administrative and
     engineering expenses                                                      7,879,479                   7,315,936
   Research and development expense                                              168,037                     152,479
   Minority interest in consolidated
     foreign subsidiary                                                            2,955                         860
   Interest expense, net                                                           5,288                     307,214
                                                                       -----------------            ----------------
                                                                              21,030,327                  20,307,789
                                                                       -----------------            ----------------

Income before income tax expense                                               3,862,386                   2,662,423

Provision for income tax expense                                               1,600,000                   1,074,000
                                                                       -----------------            ----------------

        Net income                                                     $       2,262,386            $      1,588,423
                                                                       =================            ================

Income per common share
   (Primary and Fully Diluted):

        Net income                                                     $            0.31            $           0.28
                                                                       =================            ================

Common shares outstanding - fully diluted                                      7,375,989                   5,670,635
                                                                       =================            ================






                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------
                                             SEPTEMBER 30, 1996, AND SEPTEMBER 30, 1995
                                             ------------------------------------------

                                                             UNAUDITED
                                                             ---------

                                                                                        1996                   1995
                                                                                        ----                   ----
Cash flows from operating activities:
   Net income                                                                     $    4,080,151         $    2,730,487
                                                                                  --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                                  1,015,627                918,662
        Amortization of intangible assets                                                157,941                214,888
   Changes in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                                             (792,318)              (110,130)
        Inventory                                                                          3,216               (415,529)
        Accounts payable                                                              (1,681,382)              (275,079)
        Accrued expenses & liabilities                                                   174,030              1,834,760
        Accrued deferred compensation                                                     51,475                 34,075
        Other changes, net                                                               560,624                604,294

                                                                                  --------------         --------------
          Total adjustments                                                             (510,787)             2,805,941
                                                                                  --------------         --------------
            Net cash provided by operating activities                                  3,569,364              5,536,428
                                                                                  --------------         --------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment, net                                      (950,946)            (1,432,419)
                                                                                  --------------         --------------
        Net cash used in investing activities                                           (950,946)            (1,432,419)
                                                                                  --------------         --------------

Cash flows from financing activities:
   Common stock repurchase                                                            (2,688,400)
   Issuance of common stock, net                                                          54,562              3,402,288
   Repayment of long-term borrowings                                                    (420,142)            (5,082,086)
                                                                                  --------------         --------------
        Net cash used in financing activities                                         (3,053,980)            (1,679,798)
                                                                                  --------------         --------------

   Effect of exchange rate changes on cash                                                                          (16)
                                                                                  --------------         --------------

        Net increase (decrease) in cash
          and cash equivalents                                                          (435,562)             2,424,195

Cash and cash equivalents - beginning of period                                       13,667,286                 81,891
                                                                                  --------------         --------------
Cash and cash equivalents - end of period                                         $   13,231,724         $    2,506,086
                                                                                  ==============         ==============




                          CPAC, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   UNAUDITED
                                    --------


1. - CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------

    The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the six-month periods ended September 30, 1996, and September 30, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1996 (which include only normal recurring adjustments), have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1996, annual report to shareholders. The results of operations for the six months ended September 30, 1996, are not necessarily indicative of the operating results for the full year.


2 - INVENTORY
    ---------

Inventory is summarized as follows:
                                            SEPTEMBER 30, 1996  MARCH 31, 1996
                                            ------------------  --------------

     Raw materials and purchased parts        $  6,864,918       $ 7,565,059
     Work-in-process                               993,037           750,069
     Finished goods                              8,174,973         7,678,170
     Promotional supplies                          203,634           252,914
                                               -----------        -----------
                                              $ 16,236,562       $16,246,212
                                               ===========        ===========


3 - SHARE REPURCHASE
   -----------------

    On August 27, 1996, the Company purchased 305,500 shares from a private investor, at a negotiated price of $2,688,400. These shares were canceled.


4 - LITIGATION
    ----------

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------


                        LIQUIDITY AND CAPITAL RESOURCES
                        --------------------------------

    The Company's capital resources remained strong during the quarter ended September 30, 1996, due to continued strong operating cash flows and remaining funds available from the 1995 private placement. These funds are invested in short-term investments.

    The Company has negotiated a three year extension to October 31, 1999, on its line of credit with a domestic bank, increasing the amount available for use to $10 million. The line was not accessed at September 30, 1996. The agreement contains a variety of covenants, including specific working capital and net worth covenants, which are customary in such a credit facility.

    The Company also maintains a line of credit facility with a major Belgian bank, which was not accessed at September 30, 1996. The amount available is
34.3 million Belgian francs (approximately $1,106,000 based on the September conversion rate for the Belgian franc).

    During the quarter ended September 30, 1996, the Company used a portion of its available working capital to purchase 305,500 shares of its $.01 par value common stock from a private investor for $2,688,400. The Company does not anticipate any additional share buyback transactions for the remainder of the year.

    The working capital ratios at September 30, 1996, March 31, 1996, and September 30, 1995, were, 4.6 to 1, 4.0 to 1, and 2.7 to 1, respectively. The increase in the working capital at September 30, 1996, as compared to March 31, 1996, is primarily the result of increased operating cash flows, which have enabled the Company to continue to maintain its short-term investments. The increase as compared to September 30, 1995, reflects the reduction in debt and cash invested as a result of the private placement.

    Management believes that the remaining private placement funds, coupled with existing available lines of credit, and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of September 30, 1996, as well as allow the Company to pursue future acquisitions.

ASSET TURNOVER RATIOS
---------------------
                        SEPTEMBER 30, 1996  MARCH 31, 1996   SEPTEMBER 30, 1995
                         ------------------  --------------  ------------------
  (1) Receivables-days
         outstanding         52.2 days         55.3 days         56.0 days

  (2) Annual inventory
         turns               3.0 times         3.3 times         3.7 times

    At September 30, 1996, the improvement in days outstanding continues to reflect the impact of Stanley's cash sales business, as well as the inclusion of The Fuller Brush Company receivables which generally have short payment terms. The Imaging segment continues to average 90 days due to extended payment terms for its dealers and foreign operations.

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

    Sales for the quarter ended September 30, 1996, increased 8.4% over the quarter ended September 30, 1995, and increased 6.7% for the six months ended September 30, 1996, versus September 30, 1995. For the Imaging segment, overall sales for the quarter ended September 30, 1996, increased 4.8% over the quarter ended September 30, 1995, and increased 5.4% for the six months ended September 30, 1996, versus September 30, 1995. The increase for the quarter and year to date in the Imaging segment is primarily the result of increased sales from the Company's foreign subsidiaries. Sales for the quarter in the Cleaning and Personal Care Products segment have increased 12.2% compared with the quarter ended September 30, 1995, and 8% for the six months ended September 30, 1996, versus September 30, 1995. The increase for the quarter and six months year to date is a result of an increase in Fuller consumer contract sales business.

    Net income for the quarter ended September 30, 1996, increased 42% over the quarter ended September 30, 1995, and increased 49% for the six months ended September 30, 1996, versus September 30, 1995, due to improved operating results from both segments.

    Gross margins have increased to 47.9% for this quarter versus 46% for the year ended March 31, 1996, and 45.4% for the same quarter last year. Increased volume through-put in the Cleaning and Personal Care segment's manufacturing facility has helped to lower fixed manufacturing costs and increase margins. Gross margins in the Imaging segment have increased to 41.5% from 40% at March 31, 1996, and the quarter ended September 30, 1995, due to operating efficiencies achieved from equipment modernization investments. These improvements will allow us to pursue higher volume, price competitive contract manufacturing opportunities at Fuller Brush and in Imaging. Thus, we do not expect margin improvements to continue as these will be offset by lower margin contracts.

    Selling, administrative, and engineering costs this quarter were 31.7% of sales compared with 33.6% at March 31, 1996, and 31.9% in the same quarter of last year. The decrease from year end reflects lower expenses related to the Imaging segment.

    Net interest expense for the current quarter has decreased versus the quarter ended September 30, 1995, primarily due to decreased borrowings, as a result of the debt paydown from the private placement funds that took place in the third quarter of fiscal 1996, supplemented with interest earned on the invested funds.

    The provision for income taxes as a percentage of consolidated pre-tax earnings for the quarter ended September 30, 1996, was 41.4% versus 40.3% for the quarter ended September 30, 1995, and 41.1% versus 40.3% for the six months ended September 30, 1996. The rate increase is partially due to increased state taxes, as well as taxes on foreign earnings, whose statutory tax rates are higher than U.S. domestic tax rates.

FOREIGN OPERATIONS
------------------

    Combined foreign operations showed improved operating results as both CPAC Europe and CPAC Italia's net income for the quarter and six months ended September 30, 1996, were substantially higher than the quarter and six months ended September 30, 1995. While the economies of Italy and Belgium have been suffering from serious general economic slowdowns, sales volumes and market share of CPAC subsidiaries in these countries have continued to improve.

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


PRIVATE PLACEMENT SHARE TRANSACTIONS
------------------------------------

    During the first quarter, the Company filed a Registration Statement on Form S-3 to register 1,875,000 shares of stock in connection with private placements completed in December of 1995, and also filed a Registration Statement on Form S-2 to register 142,190 shares of stock to be issued under non-qualified stock options previously granted to several individuals in connection with financial services provided to the Company. On July 29, the Securities & Exchange Commission informed the Company that both Registrations were effective. The shares of stock covered by the respective Registrations are now allowed to trade in open market transactions in the NASDAQ stock market.

    Subsequent to the Registrations becoming effective, the Company was advised that CPAC Investors, L.L.C., its major shareholder, negotiated the placement of its entire holdings of 1,250,000 shares of CPAC, Inc. common stock to a number of institutional and private shareholders. The transaction closed on August 29, 1996.

                                    PART II
                                     ------
                               OTHER INFORMATION
                               ------------------

Item 1. Legal Proceedings
        -----------------
        None



Item 2. Changes in Securities
        --------------------
        None


Item 3. Defaults Upon Senior Securities
        ------------------------------
        None


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
     1. The Annual Meeting of the Shareholders of the Registrant was held on August 7, 1996. At such Annual Meeting, the following individuals were elected as Directors of the Registrant, to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:
                                                        Number of Votes:
                                                        ----------------
                                                      For            Withheld
                                                       --            --------
        Thomas N. Hendrickson                      6,211,821          122,833
        Robert C. Isaacs                           6,211,658          122,996
        Robert Oppenheimer                         4,648,994        1,685,660
        Seldon T. James, Jr.                       4,648,667        1,685,987
        John C. Burton                             4,649,321        1,685,333

     2. In addition, at such Annual Meeting, the Shareholders:
        (a) ratified the appointment of Coopers & Lybrand L.L.P. by the Board of Directors, as independent auditors of the Registrant for the fiscal year ending March 31, 1997, with votes cast as follows:

                      For             Against           Abstain
                       --              ------            ------
                   6,325,602           8,357              695

        (b) approved an amendment to the Registrant's Certificate of Incorporation to increase the number of authorized $.01 par value common shares from 10,000,000 to 20,000,000 authorized $.01 par value common shares as follows:
                      For             Against           Abstain
                       --              ------            ------
                   4,624,348         1,665,795           10,761

        (c) approved the increase in the aggregate number of shares of the Company's $.01 par value common stock reserved for issuance under the Company's Executive Long-Term Stock Investment Plan from 350,000 shares to 950,000 shares as follows:
                      For             Against           Abstain
                       --              ------            ------
                   3,107,731         2,396,836           15,856

        (d) approved the adoption by the Board of Directors of the 1996 Non-Employee Directors Plan as follows:
                      For             Against           Abstain
                       --              ------            ------
                   3,323,467         2,212,369           56,782


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

        (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession
             Not applicable

        (3)  Articles of incorporation, By-laws
             3.1  Certificate of Incorporation, as amended September 11, 1996

             3.2 By-laws, as amended, incorporated by reference to Form 10-K, filed for period ended March 31, 1989

        (4) Instruments defining the rights of security holders, including indentures
             4.1 Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and further amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to this Form 10-Q for the quarter ended September 30, 1996

        (10) Material contracts
             Not applicable

        (11) Statement re computation of per share earnings (loss)
             Not applicable

        (15) Letter re unaudited interim financial information
             Not applicable

        (18) Letter re change in accounting principles
             Not applicable

        (19) Report furnished to security holders
             Not applicable

        (22) Published report regarding matters submitted to vote of security holders
             Not applicable

        (23) Consents of experts and counsel
             Not applicable

        (24) Power of attorney
             Not applicable

        (27) Financial data schedule

        (99) Additional exhibits
             99.1 Letter of terms and conditions for the extension and increase of Revolving Credit Loan

     b. Reports Filed on 8-K
        None


                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          CPAC, INC.


Date        November 5, 1996                By  /s/ Thomas N. Hendrickson
     ----------------------------               ------------------------------
                                                Thomas N. Hendrickson,
                                                President,
                                                Chief Executive Officer,
                                                Treasurer


Date        November 5, 1996                By  /s/ Thomas J. Weldgen
     ----------------------------               ------------------------------
                                                Thomas J. Weldgen
                                                Chief Financial Officer


                                 EXHIBIT INDEX
                                 -------------
EXHIBIT                                                                    PAGE
-------                                                                    ----

  2.   Plan of acquisition, reorganization, arrangement,
       liquidation, or succession                                          N/A


  3.     Articles of incorporation, By-Laws

         3.1  Certificate of Incorporation, as amended September 11,
              1996                                                          15

         3.2  By-laws, as amended, incorporated by reference to Form
              10-K, filed for period ended March 31, 1989                  N/A

  4. Instruments defining the rights of security holders, including indentures

         4.1 Loan Agreement dated February 9, 1994, and Letter of
             Commitment dated December 16, 1993, incorporated by
             reference to Form 10-K filed for period ended March 31,
             1994, as amended by Exhibits 99.1 to 99.3 filed as
             Exhibits to the Form 10-Q for the quarter ended
             December 31, 1994, and further amended by Letter of
             extension and increase dated October 29, 1996, filed as
             Exhibit 99.1 to this Form 10-Q for the quarter ended
             September 30, 1996                                            N/A

 10.   Material contracts                                                  N/A

 11.   Statement re computation of per share earnings (loss)               N/A

 15.   Letter re unaudited interim financial information                   N/A

 18.   Letter re change in accounting principles                           N/A

 19.   Report furnished to security holders                                N/A

 22.   Published report regarding matters submitted to vote of
       security holders                                                    N/A

 23.   Consents of experts and counsel                                     N/A

 24.   Power of attorney                                                   N/A

 27.   Financial data schedule                                              17

 99.   Additional Exhibits

         99.1 Letter of terms and conditions for the extension and
              increase of Revolving Credit Loan                             18