Form 10-Q
period 1996-12-31
CPAC INC
filed 1997-02-03
CIK 351717

FORM 10-Q
                                    --------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended            December 31, 1996
                     -----------------------------------------------------------

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

                                    CPAC, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

               New York                                   16-0961040
----------------------------------------       ---------------------------------
   (State or Other Jurisdiction of          (IRS Employer Identification Number)
    Incorporation or Organization)


2364 Leicester Rd., Leicester, New York                     14481
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                  (ZIP Code)


Registrant's telephone number, including area code:   (716) 382-3223
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

      Yes [ X ]   No [    ]

As of December 31, 1996, there were outstanding 7,112,866 shares of the Company's Common Stock, $.01 Par Value. Options for 708,100 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.


                          CPAC, INC. AND SUBSIDIARIES
                           --------------------------

                                     INDEX
                                     -----


PART I   FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

  Item 1.   Financial Statements

         CPAC, Inc. and Subsidiaries Consolidated
            Balance Sheets - December 31, 1996 (Unaudited),
            and March 31, 1996                                               3

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Nine Months Ended
            December 31, 1996, and December 31, 1995 (Unaudited)             4

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Three Months Ended
            December 31, 1996, and December 31, 1995 (Unaudited)             5

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Cash Flows - Nine Months Ended
            December 31, 1996, and December 31, 1995 (Unaudited)             6

         Notes to Consolidated Financial Statements                          7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

PART II  OTHER INFORMATION
         -----------------

  Item 1.   Legal Proceedings                                               11

  Item 2.   Changes in Securities                                           11

  Item 3.   Defaults Upon Senior Securities                                 11

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                                11

  Item 5.   Other Information                                               11

  Item 6.   Exhibits and Reports on Form 8-K                                11

SIGNATURE PAGE                                                              13

EXHIBIT INDEX                                                               14

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                               ASSETS
                                                               ------
                                                                               DECEMBER 31, 1996         MARCH 31, 1996
                                                                                ----------------         --------------
                                                                                  (Unaudited)                (Note)
Current assets:
   Cash and cash equivalents                                                   $     14,177,963        $     13,667,286
   Accounts receivable (net of allowance for doubtful
     accounts of $715,000 and $611,000, respectively)                                13,141,297              12,699,485
   Inventory                                                                         17,437,450              16,246,212
   Prepaid expenses and other current assets                                          2,165,211               1,915,987
                                                                               ----------------        ----------------
        Total current assets                                                         46,921,921              44,528,970

Property, plant and equipment, net                                                   16,412,453              16,484,455
Goodwill and intangible assets (net of amortization of
   $1,534,031 and $1,292,753, respectively)                                           2,494,074               2,688,806
Other assets                                                                          1,816,634               2,470,237
                                                                               ----------------        ----------------

                                                                               $     67,645,082        $     66,172,468
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
   Current portion of long-term debt                                           $        218,809        $        307,481
   Accounts payable                                                                   3,936,621               5,780,618
   Accrued payroll and related expenses                                               1,696,088               1,701,431
   Accrued income taxes payable                                                         169,779
   Other accrued expenses and liabilities                                             3,092,035               3,446,773
                                                                               ----------------        ----------------
     Total current liabilities                                                        9,113,332              11,236,303

Long-term debt, net of current portion                                                7,629,860               8,038,409
Accrued deferred compensation                                                           576,186                 480,208
Accrued royalty                                                                       1,852,476               1,852,476
Other long-term liabilities                                                             516,790                 429,790
Minority interest in foreign subsidiary                                                  42,507                  33,358

Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized 20,000,000 shares;
     Issued 7,198,173 shares and 7,419,962 shares,
        respectively                                                                     71,982                  74,077
   Additional paid-in capital                                                        26,452,277              28,497,059
   Retained earnings                                                                 22,224,786              16,182,642
Foreign currency translation adjustment                                                (244,926)               (197,791)
                                                                               ----------------        ----------------
                                                                                     48,504,119              44,555,987
Less:  Treasury stock, at cost, 85,307 shares
        and 75,959 shares, respectively                                                (590,188)               (454,063)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        47,913,931              44,101,924
                                                                               ----------------        ----------------

                                                                               $     67,645,082        $     66,172,468
                                                                               ================        ================

           Note:  The balance sheet at March 31, 1996, has been taken from the audited financial statements of that date.

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------
                                              DECEMBER 31, 1996, AND DECEMBER 31, 1995
                                              ----------------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1996                        1995
                                                                              ----                        ----
Net sales                                                              $      70,633,930            $     66,606,152
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              37,020,633                  36,065,846
   Selling, administrative and
     engineering expenses                                                     22,835,541                  22,230,036
   Research and development expense                                              506,956                     469,970
   Minority interest in consolidated
     foreign subsidiary                                                            9,149                       1,742
   Interest expense, net                                                          50,507                     739,239
                                                                       -----------------            ----------------
                                                                              60,422,786                  59,506,833
                                                                       -----------------            ----------------

Income before income tax expense                                              10,211,144                   7,099,319

Provision for income tax expense                                               4,169,000                   2,846,000
                                                                       -----------------            ----------------

        Net income                                                     $       6,042,144            $      4,253,319
                                                                       =================            ================

Income per common share
   (Primary and Fully Diluted):

        Net income                                                     $            0.82            $           0.70
                                                                       =================            ================

Common shares outstanding - fully diluted                                      7,393,920                   6,070,467
                                                                       =================            ================





                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                              DECEMBER 31, 1996, AND DECEMBER 31, 1995
                                              ----------------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1996                        1995
                                                                              ----                        ----
Net sales                                                              $      23,219,659            $     22,163,823
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              12,379,960                  11,945,788
   Selling, administrative and
     engineering expenses                                                      7,368,864                   7,423,174
   Research and development expense                                              177,034                     158,695
   Minority interest in consolidated
     foreign subsidiary                                                            5,463                       1,091
   Interest expense, net                                                           3,345                     108,243
                                                                       -----------------            ----------------
                                                                              19,934,666                  19,636,991
                                                                       -----------------            ----------------

Income before income tax expense                                               3,284,993                   2,526,832

Provision for income tax expense                                               1,323,000                   1,004,000
                                                                       -----------------            ----------------

        Net income                                                     $       1,961,993            $      1,522,832
                                                                       =================            ================

Income per common share
   (Primary and Fully Diluted):

        Net income                                                     $            0.27            $           0.22
                                                                       =================            ================

Common shares outstanding - fully diluted                                      7,329,961                   6,969,684
                                                                       =================            ================






                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------
                                              DECEMBER 31, 1996, AND DECEMBER 31, 1995
                                              ----------------------------------------

                                                             UNAUDITED
                                                             ---------

                                                                                        1996                   1995
                                                                                        ----                   ----
Cash flows from operating activities:
   Net income                                                                     $    6,042,144         $    4,253,319
                                                                                  --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                                  1,545,640              1,472,938
        Amortization of intangible assets                                                229,222                267,977
   Changes in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                                             (442,185)               505,327
        Inventory                                                                     (1,191,733)            (2,863,319)
        Accounts payable                                                              (1,844,109)             1,238,864
        Accrued expenses & liabilities                                                   164,388                650,828
        Accrued deferred compensation                                                     95,962                 81,793
        Other changes, net                                                               218,077                658,386

                                                                                  --------------         --------------
          Total adjustments                                                           (1,224,738)             2,012,794
                                                                                  --------------         --------------
            Net cash provided by operating activities                                  4,817,406              6,266,113
                                                                                  --------------         --------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment, net                                    (1,474,104)            (1,859,187)
                                                                                  --------------         ---------------
        Net cash used in investing activities                                         (1,474,104)            (1,859,187)
                                                                                  --------------         --------------

Cash flows from financing activities:
   Common stock repurchase                                                            (2,688,400)
   Issuance of common stock, net                                                         398,348             15,388,730
   Repayment of long-term borrowings                                                    (542,573)            (7,297,863)
                                                                                  --------------         --------------
        Net cash provided (used) in financing activities                              (2,832,625)             8,090,867
                                                                                  --------------         --------------

   Effect of exchange rate changes on cash
                                                                                  --------------         --------------

        Net increase in cash
          and cash equivalents                                                           510,677             12,497,793

Cash and cash equivalents - beginning of period                                       13,667,286                 81,891
                                                                                  --------------         --------------
Cash and cash equivalents - end of period                                         $   14,177,963         $   12,579,684
                                                                                  ==============         ==============




                          CPAC, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   UNAUDITED
                                    --------


1. - CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------

    The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the nine-month periods ended December 31, 1996, and December 31, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at December 31, 1996 (which include only normal recurring adjustments), have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1996, annual report to shareholders. The results of operations for the nine months ended December 31, 1996, are not necessarily indicative of the operating results for the full year.


2 - INVENTORY

    ---------

Inventory is summarized as follows:
                                             DECEMBER 31, 1996  MARCH 31, 1996
                                              ----------------  --------------

     Raw materials and purchased parts          $  7,547,909    $  7,565,059
     Work-in-process                               1,218,052         750,069
     Finished goods                                8,464,275       7,678,170
     Promotional supplies                            207,214         252,914
                                                 ----------      -----------
                                                $ 17,437,450    $ 16,246,212
                                                ============    ============


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



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------


                        LIQUIDITY AND CAPITAL RESOURCES
                        --------------------------------

    The Company's capital resources remained strong during the quarter ended December 31, 1996, due to continued strong operating cash flows and remaining funds available from the 1995 private placement. These funds are invested in short-term investments.

    The Company has negotiated a three year extension to October 31, 1999, on its line of credit with a domestic bank, increasing the amount available for use to $10 million. The line was not accessed at December 31, 1996. The agreement contains a variety of covenants, including specific working capital and net worth covenants, which are customary in such a credit facility.

    The Company also maintains a line of credit facility with a major Belgian bank, which was not accessed at December 31, 1996. The amount available is 34.3 million Belgian francs (approximately $1,072,000 based on the December conversion rate for the Belgian franc).

    The working capital ratios at December 31, 1996, March 31, 1996, and December 31, 1995, were, 5.15 to 1, 4.0 to 1, and 4.04 to 1, respectively. The increase in the working capital at December 31, 1996, as compared to March 31, 1996, and December 31, 1995, is primarily the result of increased operating cash flows, which have enabled the Company to continue to maintain its short-term investments.

    Management believes that the remaining private placement funds, coupled with existing available lines of credit, and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of December 31, 1996, and to allow the Company to pursue future acquisitions.

ASSET TURNOVER RATIOS
---------------------
                           DECEMBER 31, 1996   MARCH 31, 1996 DECEMBER 31, 1995
                            ----------------   --------------  -----------------
    (1) Receivables-days
           outstanding         51.92 days        55.3 days         54.9 days

    (2) Annual inventory
           turns               2.9 times         3.3 times         2.5 times

    At December 31, 1996, the improvement in days outstanding continues to reflect the impact of Stanley's cash sales business, as well as the inclusion of The Fuller Brush Company receivables which generally have short payment terms. The Imaging segment continues to average 90 days due to extended payment terms for its dealers and foreign operations.

    Decrease in inventory turns from March 31, 1996, reflect the planned buildup of Stanley Home Products' inventory which, in addition to the purchased consignment inventory, is now primarily being manufactured in-house.

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

    Sales for the quarter ended December 31, 1996, increased 4.8% over the quarter ended December 31, 1995, and increased 6.0% for the nine months ended December 31, 1996, versus December 31, 1995. For the Imaging segment, overall sales for the quarter ended December 31, 1996, increased 1.3% over the quarter ended December 31, 1995, and increased 4.0% for the nine months ended December 31, 1996, versus December 31, 1995. The increase for the quarter and year to date in the Imaging segment is primarily the result of increased sales from the Company's foreign subsidiaries. Sales for the quarter in the Cleaning and Personal Care Products segment have increased 8.3% compared with the quarter ended December 31, 1995, and 8.1% for the nine months ended December 31, 1996, versus December 31, 1995. The increase for the quarter and nine months year to date is a result of an increase in Fuller consumer contract sales business.

    Net income for the quarter ended December 31, 1996, increased 28.8% over the quarter ended December 31, 1995, and increased 42.1% for the nine months ended December 31, 1996, versus December 31, 1995, due to improved operating results from both segments.

    Gross margins have increased to 46.7% for this quarter versus 46% for the year ended March 31, 1996, and 46.1% for the same quarter last year. Increased volume through-put in the Cleaning and Personal Care segment's manufacturing facility has helped to lower fixed manufacturing costs and increase margins. Gross margins in the Imaging segment have increased to 42.4% from 40% at March 31, 1996, and the quarter ended December 31, 1995, due to operating efficiencies achieved from equipment modernization investments. These improvements will allow the Company to pursue higher volume, price competitive contract manufacturing opportunities at Fuller Brush and in Imaging. Thus, the Company does not expect margin improvements to continue as these will be offset by lower margin contracts.

    Selling, administrative, and engineering costs this quarter were 31.7% of sales compared with 33.6% at March 31, 1996, and 33.5% in the same quarter of last year. The decrease from year end reflects lower expenses related to the Imaging and Cleaning and Personal Care Products segments.

    Net interest expense for the quarter has decreased versus the quarter ended December 31, 1995, primarily due to decreased borrowing as a result of strong cash flows from operations, as well as the availability of interest earning funds from the 1995 private placement.

    The provision for income taxes as a percentage of consolidated pre-tax earnings for the quarter ended December 31, 1996, was 40.3% versus 39.7% for the quarter ended December 31, 1995, and 40.8% versus 40.1% for the nine months ended December 31, 1996. The rate increase is partially due to increased state taxes, as well as taxes on foreign earnings, whose statutory tax rates are higher than U.S. domestic tax rates.

FOREIGN OPERATIONS
------------------

    Combined foreign operations showed improved operating results as both CPAC Europe and CPAC Italia's net income for the quarter and nine months ended December 31, 1996, were substantially higher than the quarter and nine months ended December 31, 1995. While the economies of Italy and Belgium have been suffering from economic slowdowns, sales volumes and market share of CPAC subsidiaries in these countries have continued to improve.

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

        (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession
             Not applicable

        (3)  Articles of incorporation, By-laws
             3.1  Certificate of Incorporation, as amended September 11, 1996

             3.2 By-laws, as amended, incorporated by reference to Form 10-K, filed for period ended March 31, 1989

        (4) Instruments defining the rights of security holders, including indentures
             4.1 First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed herewith as an exhibit to Form 10-Q for the quarter ended December 31, 1996

        (10) Material contracts
             Not applicable


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


Date        February 3, 1997                By  /s/ Thomas N. Hendrickson
     ----------------------------               -------------------------------
                                                Thomas N. Hendrickson,
                                                President,
                                                Chief Executive Officer,
                                                Treasurer


Date        February 3, 1997                By  /s/ Thomas J. Weldgen
     ----------------------------               -------------------------------
                                                Thomas J. Weldgen
                                                Chief Financial Officer



                                 EXHIBIT INDEX
                                 -------------
EXHIBIT                                                                    PAGE
-------                                                                    ----

  2.   Plan of acquisition, reorganization, arrangement,
       liquidation, or succession                                          N/A


  3.     Articles of incorporation, By-Laws

         3.1  Certificate of Incorporation, as amended September
              11, 1996                                                     N/A

         3.2  By-laws, as amended, incorporated by reference to
              Form 10-K, filed for period ended March 31, 1989             N/A

  4. Instruments defining the rights of security holders, including indentures

         4.1  First Amendment to Second Amended and Restated Loan
              Agreement dated October 31, 1996, filed herewith as
              an exhibit to Form 10-Q for the quarter ended
              December 31, 1996                                             15

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

 15.   Letter re unaudited interim financial information                   N/A

 18.   Letter re change in accounting principles                           N/A

 19.   Report furnished to security holders                                N/A

 22.   Published report regarding matters submitted to vote of
       security holders                                                    N/A

 23.   Consents of experts and counsel                                     N/A

 24.   Power of attorney                                                   N/A

 27.   Financial data schedule                                              29

 99.   Additional exhibits                                                 N/A