Form 10-K405
period 1997-03-31
CPAC INC
filed 1997-06-24
CIK 351717

FORM 10-K
                                    --------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended _________March 31, 1997_______________________________
                          ------------------------------------------------------

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to __________________________
                              --------------------   ---------------------------

Commission File No. __________________0-9600____________________________________
                   -------------------------------------------------------------

____________________________________CPAC, INC.__________________________________
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

________________New York________________     ____________16-0961040_____________
----------------------------------------     -----------------------------------
  (State or Other Jurisdiction of           (IRS Employer Identification Number)
   Incorporation or Organization)

2364 Leicester Rd., Leicester, New York__    ______________14481 _______________
-----------------------------------------    -----------------------------------
(Address of Principal Executive Offices)                 (ZIP Code)

Registrant's telephone number, including area code: __(716)-382-3223____________
                                                   -----------------------------

Securities registered under Sec. 12(g) of the Act:

___________________________$.01 Par Value Common Stock _________________________
--------------------------------------------------------------------------------
                                (Title of Class)

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

As of June 20, 1997, there were outstanding 7,157,901 shares of the Company's Common Stock, $.01 Par Value. The aggregate market value of the 6,646,883 shares held by non-affiliates on that date was $76,439,155, based on the average of high and low bid prices of $11.625 and $11.375 respectively. Options for 643,980 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Certain portions of Part III of this report are incorporated herein by reference to portions of the Registrant's Proxy Statement dated June 26, 1997.

The Exhibit Index to this Report is found on page 44.
                                   CPAC, INC.
                                   ----------

                               TABLE OF CONTENTS
                               ------------------


PART I
------

Item 1           Business                                                    4

Item 2           Properties                                                 11

Item 3           Legal Proceedings                                          12


PART II
-------

Item 5           Market for the Registrant's Common Equity and
                 Related Security Holder Matters                            13

Item 6           Selected Financial Data                                    14

Item 7           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        15

Item 8           Financial Statements and Supplementary Data                20


PART III
-------

Item 10          Directors and Executive Officers of the Registrant         38

Item 11          Executive Compensation                                     39

Item 12          Security Ownership of Certain Beneficial Owners
                 and Management                                             39

Item 13          Certain Relationships and Related Transactions             39


PART IV
-------

Item 14          Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                                40


SIGNATURES                                                                  43
----------




                                 INDEX TO ITEMS
                                 --------------

                           INCORPORATED BY REFERENCE
                           --------------------------


                                                         CAPTION IN PROXY
PART III                                                    STATEMENT
-------                                                     ----------


Item 10     Directors and Executive Officers of       Directors and Executive
              the Registrant                            Officers


Item 11     Executive Compensation                    Executive Compensation


Item 12     Security Ownership of Certain             Security Ownership of
              Beneficial Owners and Management          Certain Beneficial
                                                         Owners and Management


Item 13     Certain Relationships and Related         Information About the
              Transactions                              Board and Its Committees



                                     PART I
                                     ------

ITEM 1.    BUSINESS
           --------

                                    HISTORY
                                    -------

   The Company was formed on March 27, 1969 as a New York Corporation under the name of Computerized Pollution Abatement Corporation. Its name was shortened to CPAC, Inc. (pronounced "seapack") by an amendment to its Certificate of Incorporation filed March 29, 1976. The Certificate of Incorporation, as amended, authorizes the issuance of 20,000,000 shares of Common Stock with a par value of $0.01 per share.

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

   Trebla produces high quality photographic processing chemicals and has successfully positioned itself as the "high quality, low cost producer." Many of its products are unique formulations, optimized for use with CPAC desilvering and chemical recycling equipment.
   Continuing with its successful strategy of emphasizing the growth of its consumable product lines and seeking expanded marketing avenues, on April 1, 1988, CPAC acquired Allied Photo Products Co., Inc. from Allied Products Co., Inc. In fiscal 1994 Allied Photo Products Co., Inc. changed its name to Allied Diagnostic Imaging Resources, Inc.

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

   On January 21, 1992, CPAC, Inc. announced the acquisition of Fotoprocesos de Venezuela C.A. (Fotus) in Caracas, Venezuela. As a wholly-owned subsidiary, Fotus sold various Trebla and Allied chemicals. Due to the instability of the currency, declining investment value, and poor economic performance, CPAC, Inc. announced in the December 31, 1995 Form 10-Q that the Fotus operation would be closed. CPAC remains committed to its customer base in Venezuela and throughout Latin America, and continues to expand sales in this market by supplying products from its domestic subsidiaries.

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

   CPAC's strategic goal is to become a world leader in the manufacture, packaging, and distribution of niche market specialty chemicals. In 1994, CPAC began its diversification strategy by acquiring The Fuller Brush Company of Great Bend, Kansas. Fuller makes a wide variety of specialty chemicals and cleaning products for the industrial and household consumer markets. In January, 1995, CPAC signed an agreement to license the trademarks and formulas of Stanley Home Products. Similar to the Fuller Brush line, Stanley also has a wide range of personal care products.

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


                               NATURE OF BUSINESS
                               ------------------

BUSINESS SEGMENTS
-----------------
   Prior to the acquisition of Fuller, the Company classified its operations into one industry segment -- the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry.
Following the acquisition of Fuller and the signing of the Stanley Home Products license agreement, the Company has added a new segment and now operates in two different business segments. In addition to the Imaging segment, the Company also operates in the Cleaning and Personal Care Products segment which includes specialty chemical cleaning products and related accessories (brushes, brooms, mops) for industrial and consumer use, as well as personal products such as soaps, shampoos, and skin care items. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. For additional financial information on these two segments, refer to Footnote 9 of Notes to Consolidated Financial Statements.

CLEANING AND PERSONAL CARE PRODUCTS SEGMENT
-------------------------------------------

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

   Stanley's products include over 250 different cleaning and personal care items, sold through a network of over 11,500 distributors via the "hostess" or "party plan." Stanley has over 50 trademarks in the U.S., Canada, and Puerto Rico. Products are marketed under the brand names "Naturals" and "Selectives."

IMAGING SEGMENT
---------------

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

   Trebla continues to develop and introduce chemical products specifically to cut pollutant discharge, reduce chemistry costs, eliminate odors, and minimize packaging waste. The company also does contract manufacturing for several major manufacturers.

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

CPAC EUROPE, N.V.
   CPAC Europe, N.V. manufactures Trebla chemicals and markets CPAC silver recovery equipment for sale in western and eastern Europe, northern Africa, and the Middle East. CPAC Europe also has begun distributing Allied chemistry, and is pursuing new opportunities to supply photofinishers in Eastern Europe.

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

CPAC EQUIPMENT DIVISION
   As photographic materials are processed, either the exhausted chemicals must be replaced by fresh chemicals, or the solutions must be treated to extend their useful lives. CPAC Equipment Division designs and manufactures systems to achieve this by removing the silver from these solutions so that they can be mixed with fresh chemicals and reused. These systems also reduce pollutant discharge.

   CPAC Equipment Division introduced two principal technologies for silver recovery -- electrolytic and ion exchange. Under the registered trademark SilvPAC(R), the Equipment Division manufactures silver recovery systems for image processing facilities using these technologies.

   The company also produces a broad line of IMG silver recovery systems and chemical mixers and blenders, as well as units that recirculate fixer to help customers save money by using less chemistry.

PRS, INC.
   As the exclusive sales and marketing company for CPAC equipment, Trebla chemistry, and silver refining services, PRS utilizes a direct field sales force, mail order, and distributors to sell and service certain CPAC products in the photographic industry.

   PRS has expanded its marketing role on behalf of the CPAC companies by assuming responsibility for international sales excluding sales made by CPAC Europe, N.V. and CPAC Italia, S.r.l.
                              MARKETING AND SALES
                              --------------------

THE FULLER BRUSH COMPANY, INC.
Fuller Brush markets its chemical and non-chemical products to consumers, using three sales methods:

1)  Direct Sales
    ------------
   Fuller Brush pioneered the direct selling industry and at one point, earned almost all of its revenue from this sales method. Now, the 10,000 independent Fuller Brush salespeople nationwide are responsible for about 20% of Fuller's sales (54% including Stanley Home Products).

2)  Mail Order/Catalog Sales
    ------------------------
   In addition to the hundreds of thousands of catalogs Fuller prints for use by the sales force and distributors, the company also advertises select products in other specialized manufacturers' publications.
   Fuller promotes its high quality product line through nationally recognized catalogs, which accounts for approximately 1% of total sales.

3)  Retail Outlet Stores
    --------------------
   Fuller's retail outlet stores feature discontinued inventory, surplus products, and seconds merchandise, and provide the company with an opportunity to meet its inventory control objectives. Fuller presently has eight retail outlet stores nationwide. Currently, the retail business represents about 3% of Fuller's total sales.

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

2)  Custom Products
    ---------------
   The custom products division produces high quality, engineered brushes and chemical products for O.E.M. production processes and other uses. Fuller currently has a relationship with approximately 400 national O.E.M. companies. Including Fuller Brush, about eight companies compete for marketshare. Fuller's engineering and design expertise in custom products manufacturing places the company in a highly competitive position in this market.

3)  Contract Manufacturing
    ----------------------
   Fuller has the capability of manufacturing any of its products on a private-label basis, and currently has contracts to supply other large companies in the household and personal care industries, which include direct marketing by national and regional organizations. Fuller's contract manufacturing business is expected to become a major focus for CPAC, Inc. to take advantage of underutilized manufacturing capacity and equipment at its facility in Great Bend, Kansas.
STANLEY HOME PRODUCTS
    Stanley Home Products distributors utilize the hostess or party plan sales method, in which a hostess invites friends and family to her home to view a demonstration of Stanley products by an SHP distributor. After the demonstration, the distributor solicits orders from the guests. For sponsoring the demonstration, the hostess may select a premium (gift) from a wide range of home enhancement items, aromatics, holiday products, collectibles, and personal accessories.

    At the time of CPAC's license agreement, Stanley Home Products outsourced its manufacturing to numerous major suppliers and smaller manufacturers. Because the product lines of Fuller Brush and SHP are similar, CPAC has converted most of SHP manufacturing to the Fuller Brush facility in Great Bend, Kansas.

TREBLA CHEMICAL COMPANY
    PRS also provides sales and marketing representation for Trebla Chemical Company. Chemical products are primarily sold through the PRS field sales force to dealers. In 1990, in order to increase sales penetration in the rapidly growing minilab market segment, an extensive dealer organization was established. At present, there are over 45 independent dealers marketing Trebla products.

    The major areas of sales concentration include amateur, school, professional, commercial, and government photofinishers. Trebla chemical sales have been predominantly in the U.S., although some sales have been made directly to major photofinishers in Latin America, Australia, and the Pacific Rim. The foreign market is highly competitive and only a few companies are owned by U.S. interests -- the biggest being Eastman Kodak (Kodak). The foreign-owned companies and Kodak are in competition for the world market.
ALLIED DIAGNOSTIC IMAGING RESOURCES, INC.
    Allied markets its products through various channels. Since 1989, medical X-ray products have been sold to dealers by Allied field sales personnel, as well as through contract manufacturing. Through extensive marketing in recent years, Allied gained a greater percentage of the medical market share. Dental X-ray products are sold through an extensive dealer and commissioned sales representative organization. A number of distributors also warehouse the Allied product line. Certain dental X-ray processing chemicals are manufactured on a private-label basis. The company believes it is the second largest supplier of diagnostic imaging chemistry, behind Kodak, although no statistical data exists to substantiate this belief. The Company's graphic arts chemical products are also sold to dealers through Allied's sales staff and independent representatives. Allied also uses the complementary products of CPAC, Inc. companies to promote chemistry sales.

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

    The Equipment Division markets IMG products through a network of dealers. The Company's silver recovery products and chemical mixers and blenders are sold through X-ray and solution service dealers in the United States, and graphic arts and equipment dealers serving the newspaper and printing industries.
PRS, INC.
    PRS currently acts as a "commissioned sales agency" for Trebla Chemical and CPAC Equipment Division, providing sales and customer service. PRS, in its sales and marketing capacity, is free to draw upon the various technical resources within the CPAC organization. PRS uses the family of complementary products and services available to establish and maintain vendor relations with its customers. In addition, PRS is paid a commission for silver refined by Pioneer Refining Services, Inc., Salt Lake City, Utah.

    PRS maintains a network of distributors who are authorized to sell selected products on a non-exclusive regional basis. Internationally, there are a number of exclusive and non-exclusive distributive arrangements in addition to the CPAC Europe and CPAC Italia organizations. All PRS-appointed distributorships may be canceled without cause upon ninety days written notice.

RESEARCH AND DEVELOPMENT
------------------------
    The amount spent on Company-sponsored research and development totaled $690,063, $630,424, and $412,269 for the years ended March 31, 1997, 1996, and
1995 respectively. All research and development for the Cleaning and Personal Care Products segment is carried out at Fuller, in Great Bend. Primary research and development for all CPAC chemical operations in the Imaging segment, is carried out in St. Louis at the Trebla facilities.

SALES AND CUSTOMERS
-------------------
    The Company's net sales for the fiscal years ended March 31, 1997, 1996, and 1995 were $93.0 million, $89.1 million, and $58.6 million, respectively, during which periods total foreign sales were $11,217,647, $9,810,608, and $9,187,215, respectively.

    Trebla Chemical Company; Allied Diagnostic Imaging Resources, Inc.; CPAC Europe, N.V.; CPAC Italia, S.r.l.; and The Fuller Brush Company, Inc. generally work without a backlog and usually ship any order within 24 hours of receipt. Backlog for the Equipment Division is not material. Fuller has some commercial business in contract manufacturing and production of custom products where orders are generally placed for longer term delivery cycles. The majority of such orders are filled within 60 to 90 days and the backlog is not material.

COMPETITION
-----------
1)  Cleaning and Personal Care Products
    -----------------------------------
   The total domestic market for cleaning and personal care products is estimated at $40 billion. The personal care products market alone is estimated at $21.5 billion annually. The size of the commercial cleaning market is roughly $6 billion annually. Sales of consumer (household) cleaning products are approximately $10 billion, and brushes and brooms comprise roughly $.2 billion in sales.

   Competition for Fuller Brush and Stanley Home Products is at two levels -- for distributors and consumers. The key competitors in both areas are Avon, Amway, followed by Mary Kay Cosmetics and Tupperware.

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

EMPLOYEES
---------
    At March 31, 1997, the Company employed 567 people with 365 working in the Cleaning and Personal Care Products segment, 189 in the Imaging segment, and 13 assigned to the CPAC Corporate staff.

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

    The 40,000 sq. ft. Trebla plant, located at 8417 Chapin Industrial Drive in St. Louis, Missouri, was purchased on October 29, 1993. The Trebla offices, laboratories, and major chemical manufacturing operations are housed in a one-story, concrete-block building on three (3) acres of land. Trebla has direct access to both truck and rail transportation for shipping purposes. A mortgage, previously outstanding on this property, was paid off in 1997.

    In May 1989, Trebla signed a 12-year lease for an additional 20,480 sq. ft. of office and warehouse space in the same industrial complex as its existing facility. In November, 1993 Trebla leased 14,800 sq. ft. of additional warehouse space immediately adjacent to the current warehouse facilities.

    CPAC Europe, N.V. owns approximately 5 acres of land in Industriepark Herentals (near Antwerp), Belgium. The building, completed in fiscal 1992, is 15,500 sq. ft. There is a mortgage outstanding on the property.

    Allied Diagnostic Imaging Resources, Inc. leases its two strategically located plants in Irwindale, California and Norcross, Georgia. The east and west geographic locations enable Allied to control shipping costs while delivering fresh products in a timely manner. In fiscal year 1989, Allied signed a 10-year lease and relocated its Los Angeles operation to a 28,000 sq. ft. plant in Irwindale, California (a suburb of Los Angeles). Allied's main plant at its headquarters in Norcross, Georgia, is approximately 84,000 sq. ft., under a lease expiring in August, 1999.
    CPAC Italia leases its office and industrial manufacturing space in Milan, Italy under a six-year operating lease agreement with the former owners of Chimifoto Ornano, expiring in 1998. The lease contains options for an additional six-year renewal term.

    The Fuller Brush Company, Inc.'s 450,000 square foot facility is located in Great Bend, Kansas. The single story building contains manufacturing, distribution, and office facilities, and has access to both truck and rail transportation for shipping purposes. The facility was financed through an Industrial Revenue Bond which is outstanding until 2009. Fuller also leases eight retail outlet stores located in Kansas, Maine, Missouri, New Hampshire, New York, Tennessee, Wisconsin, and West Virginia.

    In management's estimation, all facilities are adequate to allow the Company to continue operations; however, management has announced plans to increase the European facility space based on sales volume increases. In addition, management is evaluating its space requirements in Italy and expects to negotiate a lease for different facilities before the year 2000.

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

    The range of high and low bid information for CPAC, Inc. Common Stock by quarters for the past two fiscal years has been adjusted for the five for four common stock split declared on April 17, 1996, and paid on May 15, 1996.

                              1997                             1996
                 4th Q   3rd Q  2nd Q   1st Q      4th Q   3rd Q  2nd Q   1st Q
                 ----------------------------      ----------------------------
Price per share:
  High bid       $15.00  $15.25 $12.00   $12.25    $12.20  $12.20$12.70  $10.20

  Low bid         10.00   11.00   9.25     9.25     10.00    9.80  9.40    8.00

    The source of such quotations is The National Association of Securities Dealers Daily Statistical Report. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The approximate number of holders of record of the Common Stock of the Registrant as of March 31, 1997 is 1,650. This number includes only holders of record, and beneficial holders who have disclosed that they are recordholders.

ITEM 6.        SELECTED FINANCIAL DATA
               -----------------------

                                                         FOR THE YEARS ENDED MARCH 31,
                                                          ----------------------------

                                     1997           1996(2)<F2>        1995(3)<F3>           1994           1993(4)<F4>
                                     ----            ----   ---         ----    --           ----            ----    --
Net sales                          $92,966,152        $89,068,933       $58,630,025        $43,798,163       $39,871,200

Operating income(1)<F1>             12,771,543         10,009,471         5,980,793          4,573,388         4,442,232

Income before income
  tax expense                       12,746,269          9,217,461         5,266,924          4,223,311         4,167,857

Net income                           7,528,269          5,473,461         3,188,924          2,627,311         2,529,857

Earnings per share(5)<F5>               1.02               0.85               0.61              0.54               0.52

Total assets                        69,016,132         66,172,468        48,994,461         27,020,670        23,027,668

Long-term debt(6)<F6>                6,878,147          8,345,890        15,297,723          5,024,346         3,676,314

Cash dividends declared                      0                  0           409,463            805,156           763,015

Cash dividends per share(7)<F7>              0                  0             0.13              0.26               0.26


==========================================================================================================================

<F1>
(1)Income before minority interest in consolidated foreign subsidiary, interest expense (income) net, and income tax expense.
<F2>
(2)The 1996 financial data includes the operations of Stanley Home Products, under a license agreement effective on April 1, 1995
<F3>
(3)The 1995 financial data includes the acquisition of The Fuller Brush Company on October 13, 1994.
<F4>
(4)The 1993 financial data includes the acquisition of Chimifoto Ornano S.p.A. on June 8, 1992.
<F5>
(5)Reflects restatement due to the five for four common stock splits declared on April 17, 1996, payable on May 15, 1996, and the split declared on November 18, 1994, payable on January 12, 1995, and the 5% stock dividend declared April 21, 1993, for shareholders of record on May 21, 1993, payable June 11, 1993.
<F6>
(6)Includes current maturities.
<F7>
(7)On November 18, 1994, the Board of Directors announced that it had discontinued its cash dividend indefinitely.  Prior to that, dividends had been maintained on a quarterly basis at $0.065 per share since May 31, 1991, and at $0.06 per share since May 31,
   1990.



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

WORKING CAPITAL RATIOS
----------------------
    Working capital is the excess of current assets over current liabilities. The working capital ratio is calculated by dividing current assets by current liabilities.

                                          For the Years Ended March 31,
                                           ----------------------------
                                          1997         1996          1995
                                          ----         ----          ----

     Working capital (in thousands)    $38,445      $33,292.7     $16,074.1
     Working capital ratio             4.95 to 1     4.0 to 1      2.4 to 1

    During 1997, the Company's capital resources remained strong, due to continued strong operating cash flows and remaining funds available from the 1995 private placement. These funds were invested in short-term investments, further improving working capital. In addition, the Company utilized a portion of these funds to retire approximately $950,000 of domestic debt obligations prior to their maturity, and reduced foreign borrowings further. During fiscal 1997, the Company purchased all remaining Stanley Home Products consignment inventory, pursuant to the license agreement signed in January, 1995, for approximately $1,484,000.

    During fiscal 1996, the Company completed the private placements of 1,500,000 shares (pre-split basis) of common stock resulting in proceeds of approximately $15,300,000, net of placement costs. These funds allowed the Company to retire approximately $5,416,000 of debt, much of which had been incurred in fiscal 1995, in connection with the Company's acquisition of The Fuller Brush Company. Remaining funds were invested in short-term investments, contributing to the significant increase in working capital in 1996 from 1995.

    The Company has not accessed its domestic line of credit since October, 1995. During fiscal 1997, the Company negotiated a three year extension on its line of credit with a domestic bank to October 31, 1999, and increased its availability from $4.5 million to $10 million. Interest is charged at the lower of the Prime Rate, or the 30 day LIBOR rate plus 1.5 - 1.9%. The agreement contains a variety of covenants, including specific working capital and net worth covenants, which are customary in such a credit facility.

    While the Company's line of credit facility with a major Belgian bank was paid off in fiscal 1996, the Company also negotiated an amendment to this credit facility and has available 28.6 million Belgian francs (approximately $902,000 based on year end conversion rates for the Belgian franc).
    Management believes that its invested funds, coupled with existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of March 31, 1997, as well as allow the Company to pursue future acquisitions.

ASSET TURNOVER RATIOS
---------------------
                                          For the Years Ended March 31,
                                           ----------------------------
                                          1997         1996          1995
                                          ----         ----          ----

     (1) Receivables-days outstanding  54.3 days    55.3 days     77.1 days

     (2) Annual inventory turns        2.9 times    3.3 times     3.3 times

    The improvement in days outstanding from March 31, 1995, to 1996 and 1997, results from the inclusion of Stanley Home Products cash sales beginning in April 1995, coupled with The Fuller Brush Company receivables which generally have shorter payment terms than the Imaging segment customers.

    Inventory turns slowed from 1996 to 1997, primarily due to planned increased inventory levels in the Cleaning and Personal Care segment to support the Stanley Home Products business, as well as other contract manufacturing customer business. From March 31, 1995 to 1996, annual inventory turns remained stable.

PROFITABILITY RATIOS
--------------------
    Return on net sales is the result of dividing operating income by net sales. Net income on net sales is calculated by dividing net income by net sales. Net income to net worth is calculated by dividing net income by the amount of ending shareholders' equity.
                                          For the Years Ended March 31,
                                           ----------------------------
                                          1997         1996          1995
                                          ----         ----          ----

     Return on net sales                  14%          11%           10%

     Net income on net sales               8%           6%            5%

     Net income to net worth              15%          12%           14%

    The increase in the return on net sales and net income on net sales in 1997 is a result of strong Cleaning and Personal Care segment business performance, coupled with improved European operations in the Imaging segment. The increase in the return on net sales and net income on net sales ratios from 1995 to 1996 is a result of the inclusion of Fuller Brush and Stanley Home Products for all twelve months of fiscal 1996. The increase in net income to net worth ratio from 1996 to 1997 is partially a result of the $2.7 million stock buyback executed by the Company. The decrease in the net income to net worth ratio from 1995 to 1996 is a result of the $15.3 million private placements that were completed in the third quarter of fiscal 1996.

LEVERAGE RATIOS
---------------
    Debt to debt-plus-equity is calculated by dividing all liabilities by the sum of all liabilities plus shareholders' equity. Total debt to equity is calculated by dividing all liabilities by the amount of shareholders' equity.

    These ratios measure the extent to which the Company has been financed by debt and are an important measure to our lending institutions.

                                          For the Years Ended March 31,
                                           ----------------------------
                                          1997         1996          1995
                                          ----         ----          ----

     Debt to debt-plus-equity             28%          33%           54%

     Total debt to equity              0.39 to 1     0.5 to 1     1.16 to 1

    The change in these ratios at March 1997, versus March 1996, and again versus 1995, was primarily the result of the reduction in outstanding debt, through use of the private placement proceeds, and internally generated cash flows.


                             RESULTS OF OPERATIONS
                             ---------------------

    For purposes of financial reporting, the Company operates in two industry segments: the Cleaning and Personal Care Products segment which includes the manufacture and sale of specialty chemical cleaning products and related accessories (brushes, brooms, mops) for industrial and consumer use, as well as personal products such as soaps, shampoos, and skin care items, and the Imaging segment which includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material.

NET SALES AND NET INCOME
------------------------
    The Company's net sales increased from year end March 31, 1996, to year end March 31, 1997, by 4.4%; year end March 31, 1995, to year end March 31, 1996, by 52%; and year end March 31, 1994, to year end March 31, 1995, by 34%.
    For the Cleaning and Personal Care Products segment, 1997 sales increased 5.3% versus 1996. The Cleaning and Personal Care Products segment sales increase in 1996 versus 1995 resulted from the addition of Stanley Home Products and Fuller sales for the entire year.

    For the Imaging segment, sales in 1997 increased 3.4% versus 1996, primarily as the result of increased sales from the Company's foreign subsidiaries. Imaging sales in 1996 decreased 5% versus 1995, primarily as a result of the increased competition in the medical and photographic chemistry markets, coupled with continued efforts to remove low margin accounts.

    Net sales from our combined foreign operations in 1997 increased by 13.6% over 1996, as compared to a 16% increase in 1996 sales over 1995.

    Continued emphasis on improving manufacturing efficiencies and controlling expenses, coupled with past acquisitions and internal sales growth, have increased net income 37.5% in 1997 over 1996, and 72% in 1996 over 1995.

FOREIGN OPERATIONS
------------------
    Both CPAC Europe, N.V. and CPAC Italia, S.r.l. showed sales and profit increases for the year ended March 31, 1997, as compared to the year ended March 31, 1996. While the economies of Belgium and Italy continue to be plagued by slow growth, both foreign subsidiaries continue to demonstrate solid growth and market share improvement. While it is difficult to forecast the economic situation in these countries, management expects continued sales growth in fiscal 1998.

    Due to the continued unstable political and economic situation in Venezuela, and worsening of the currency situation as evidenced by the devaluation of the Venezuelan Bolivar, the Company announced the planned closing of the Fotus operation in the third quarter of fiscal 1996. The Company established certain accounting reserves to cover employee severance and other related costs associated with the closing. In 1997, the Company completed the final sale of the land and building, with no additional charges to the Company. The Company remains committed to its customer base in Venezuela and Latin America and plans to continue to serve this market directly from its domestic subsidiaries.

    The Company has exposure to currency fluctuations and has utilized conservative hedging programs (primarily forward foreign currency exchange contracts), to help minimize the impact of these fluctuations on results of operations. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions.

GROSS MARGINS
-------------
    Gross margins (net sales less cost of sales expressed as a percentage of net sales), were 47%, 46%, and 41% for the years ended March 31, 1997, 1996, and 1995, respectively.

    Increased volume through-put in the Cleaning and Personal Care segment's manufacturing facility continued to aid gross margins, as evidenced by the increase in 1997 to 53.7% versus 51.4% in 1996. Likewise, increased volume from the Stanley Home Products business helped improve gross margins in 1996, as compared to 1995 from 45.4% to 51.4%.

    Gross margin improvements also occurred in the Imaging segment, as a result of operating efficiencies obtained through recent equipment modernization investments, increasing to 41% in 1997 versus 40% in 1996 and 1995.

    The Company believes it is well equipped to pursue higher volume, price competitive manufacturing opportunities in both segments. The result may be a slowdown in the rate of future gross margin improvements.

SELLING, ADMINISTRATION, AND ENGINEERING EXPENSES
-------------------------------------------------
    This category amounted to 32.8%, 33.6%, and 30.3% of net sales in fiscal years 1997, 1996, and 1995, respectively.

    In 1997, continued control over operating expenses, allowed the Cleaning and Personal Care Products segment to decrease selling, administrative, and engineering costs to 36.7% of sales versus 38.1% of sales in 1996. The increase in 1996 over 1995 (38.1% versus 30.2%), reflects the inclusion of the Stanley Home Products and Fuller Brush business for the entire twelve months.

    In 1997, Imaging's cost control efforts continued as selling, administrative, and engineering expenses as a percentage of sales decreased to 28.6% from 29.4%. The increase in 1996 from 1995's percentage of 29.3%, was a result of increased marketing expenditures.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
    Historically, the Company's primary goal with its research and development activities in both segments was to improve existing products and find new compatible products, based on customer needs. There were no significant changes in this area during fiscal 1997. The increase of approximately 9.5% (gross dollars) in 1997 relates to the Cleaning and Personal Care Products segment. This segment also accounts for the primary increase in 1996.

INTEREST EXPENSE
----------------
    Net interest expense in 1997 decreased dramatically from 1996 due to interest earned for a full year on the private placement funds, as well as strong operating cash flows from the Company's operations. This allowed the Company to further reduce borrowings, thus reducing net interest expense.

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

IMPACT OF INFLATION
-------------------
    Due to increased competitive sales pressure, the Company has not been able to pass on all inflation related cost increases in the Imaging segment.
However, the adverse impacts of inflation have been partially offset through productivity improvements and cost cutting efforts. Inflation has generally not had an adverse impact on Cleaning and Personal Care Products.

ENVIRONMENTAL CONTINGENCY
-------------------------
    In connection with the Fuller Brush acquisition, certain environmental contamination issues were discovered at the Great Bend, Kansas facility during the due diligence process. As a result of findings generated by environmental assessments of the facility, the Seller and the Department of Health and Environment of the State of Kansas entered into a Consent Order pursuant to which the Seller developed and submitted for the Department's approval, a comprehensive work plan for remediation of the environmental problems at the site. The Department has approved a work plan, and the Seller has continued remediation as specified by this plan.

    The Consent Order did not apply, by its terms, to The Fuller Brush Company, Inc. as the new purchaser of the assets of the Seller as long as the Seller is performing its obligations under the Consent Order. Estimates of the costs of the remediation as set forth in the work plan submitted by the Seller range from $150,000 to $200,000. Management does not believe that future remediation would have a material impact on the results of operations.

FORWARD-LOOKING STATEMENTS
--------------------------
    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements.



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPAC, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                          /s/ Coopers & Lybrand L.L.P.
                                          COOPERS & LYBRAND L.L.P.


Rochester, New York
May 23, 1997

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------

                                                      MARCH 31, 1997 AND 1996
                                                      -----------------------

                                                               ASSETS
                                                               ------
                                                                                      1997                    1996
                                                                                      ----                    ----
Current assets:
   Cash and cash equivalents                                                   $     15,106,868        $     13,667,286
   Accounts receivable (net of allowance for doubtful
     accounts of $587,000 and $611,000 at March 31, 1997
     and 1996, respectively)                                                         13,776,933              12,699,485
   Inventory                                                                         17,209,020              16,246,212
   Prepaid expenses and other current assets                                          2,079,016               1,915,987
                                                                               ----------------        ----------------
        Total current assets                                                         48,171,837              44,528,970

Property, plant and equipment, net                                                   16,627,595              16,484,455
Goodwill and intangible assets (net of amortization of
   $1,594,118 and $1,292,753 at March 31, 1997 and 1996,
   respectively)                                                                      2,426,854               2,688,806
Other assets                                                                          1,789,846               2,470,237
                                                                               ----------------        ----------------
                                                                               $     69,016,132        $     66,172,468
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
   Current portion of long-term debt                                           $        137,612        $        307,481
   Accounts payable                                                                   4,066,593               5,780,618
   Accrued payroll and related expenses                                               1,877,859               1,701,431
   Accrued income taxes payable                                                         210,481
   Other accrued expenses and liabilities                                             3,434,274               3,446,773
                                                                               ----------------        ----------------
     Total current liabilities                                                        9,726,819              11,236,303

Long-term debt, net of current portion                                                6,740,535               8,038,409
Accrued deferred compensation                                                           566,047                 480,208
Accrued royalty                                                                       1,627,103               1,852,476
Other long-term liabilities                                                             736,790                 429,790
Minority interest in foreign subsidiary                                                  38,240                  33,358

Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized, 20,000,000 shares;
     Issued 7,228,524 shares and 7,407,658 shares at
     March 31, 1997 and 1996, respectively                                               72,286                  74,077
   Additional paid-in capital                                                        26,598,238              28,497,059
   Retained earnings                                                                 23,710,911              16,182,642
Foreign currency translation adjustment                                                (210,649)               (197,791)
                                                                               ----------------        ----------------
                                                                                     50,170,786              44,555,987
Less:  Treasury stock, at cost, 85,307 and 75,959 shares
        at March 31, 1997 and 1996, respectively                                       (590,188)               (454,063)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        49,580,598              44,101,924
                                                                               ----------------        ----------------

                                                                               $     69,016,132        $     66,172,468
                                                                               ================        ================

                              The accompanying notes are an integral part of the financial statements.

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------

                                         FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                         -------------------------------------------------




                                                           1997                       1996                    1995
                                                           ----                       ----                    ----
Net sales                                            $     92,966,152          $     89,068,933        $     58,630,025
                                                     ----------------          ----------------        ----------------

Costs and expenses:
   Cost of sales                                           49,021,996                48,518,998              34,471,050
   Selling, administrative and
     engineering expenses                                  30,482,550                29,910,040              17,765,913
   Research and development expense                           690,063                   630,424                 412,269
   Minority interest in consolidated
     foreign subsidiary                                         4,882                     1,994                     438
   Interest income                                           (689,824)                 (292,378)                (28,906)
   Interest expense                                           710,216                 1,082,394                 742,337
                                                     ----------------          ----------------        ----------------

                                                           80,219,883                79,851,472              53,363,101
                                                     ----------------          ----------------        ----------------

Income before income tax expense                           12,746,269                 9,217,461               5,266,924

Provision for income tax expense                            5,218,000                 3,744,000               2,078,000
                                                     ----------------          ----------------        ----------------

        Net income                                   $      7,528,269          $      5,473,461        $      3,188,924
                                                     ================          ================        ================

Net income per common share
   (Primary and Fully Diluted)                       $           1.02          $           0.85        $           0.61
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


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------

                                         FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                         -------------------------------------------------
                                                                                                     FOREIGN
                                                                 ADDITIONAL                          CURRENCY          TREASURY
                                                  COMMON          PAID-IN           RETAINED       TRANSLATION          STOCK
                                                  STOCK           CAPITAL           EARNINGS        ADJUSTMENT         AT COST
                                                  ------           ------           --------        ----------          -------
   BALANCE, MARCH 31, 1994                   $        31,568  $      9,234,308  $     7,932,073  $       (641,572) $      (355,856)

Issuance of 25,140 shares
   of common stock upon exercise
   of common stock options                               252           181,285
Issuance of 300,000 shares
   of common stock                                     3,000         3,357,000
Issuance of 24,750 shares
   of restricted common stock, net                       247            88,302
Five for four stock split                              8,732            (8,625)          (2,028)                              (107)
Cash dividends declared
   at $.13 per share                                                                   (407,435)
Net income for the year                                                               3,188,924
Translation adjustments                                                                                    38,604
                                             ---------------  ----------------  ---------------  ----------------    __-----------
   BALANCE, MARCH 31, 1995                            43,799        12,852,270       10,711,534          (602,968)        (355,963)

Issuance of 23,375 shares
   of common stock upon exercise
   of common stock options                               234           149,232
Issuance of 1,500,000 shares
   of common stock                                    15,000        15,351,504
Issuance of 3,250 shares
   of restricted common stock, net                        32            60,965
Issuance of 19,688 shares
   of common stock upon exercise of
   common stock options in exchange for
   the surrender of 7,255 shares of
   outstanding common stock                              197            97,751                                             (97,948)
Five for four stock split                             14,815           (14,663)          (2,353)                              (152)
Net income for the year                                                               5,473,461
Translation adjustments                                                                                   405,177
                                             ---------------  ----------------  ---------------  ----------------     - - --------

   BALANCE, MARCH 31, 1996                            74,077        28,497,059       16,182,642          (197,791)        (454,063)

Issuance of 101,757 shares
   of common stock upon exercise
   of common stock options                             1,018           559,645
Repurchase of 305,500 shares
   of common stock                                    (3,055)       (2,685,345)
Issuance of 24,609 shares
   of common stock upon exercise of
   common stock options in exchange for
   the surrender of 9,348 shares of
   outstanding common stock                              246           135,879                                            (136,125)
Restricted stock amortization                                           91,000
Net income for the year                                                               7,528,269
Translation adjustments                                                                                   (12,858)
                                             ---------------  ----------------  ---------------  ----------------       ----------

   BALANCE, MARCH 31, 1997                   $        72,286  $     26,598,238  $    23,710,911  $       (210,649) $      (590,188)
                                             ===============  ================  ===============  ================  ===============

                              The accompanying notes are an integral part of the financial statements.


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------

                                         FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                         -------------------------------------------------

                                                                       1997                   1996                   1995
                                                                       ----                   ----                   ----
Cash flows from operating activities:
   Net income                                                     $    7,528,269         $    5,473,461         $    3,188,924
                                                                  --------------         --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                  2,084,778              2,041,509              1,046,988
        Amortization of intangible assets                                299,251                276,930                268,345
        Deferred income taxes                                            221,000                 72,000               (365,000)
        Minority interest in consolidated
          foreign subsidiary                                               4,882                  1,994                    438
   Change in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                           (1,079,070)               480,304               (598,037)
        Inventory                                                       (964,287)            (3,396,873)            (1,059,478)
        Accounts payable                                              (1,714,462)             1,341,655               (669,080)
        Accrued payroll and related expenses                             176,226                526,167                (46,823)
        Accrued income taxes payable                                     210,481               (298,803)               160,174
        Accrued deferred compensation                                     85,778                 85,358                 28,316

        Other changes, net                                               418,148              1,999,354             (1,020,036)
                                                                  --------------         --------------         --------------
          Total adjustments                                             (257,275)             3,129,595             (2,254,193)
                                                                  --------------         --------------         --------------
        Net cash provided by operating activities                      7,270,994              8,603,056                934,731
                                                                  --------------         --------------         --------------

Cash flows from investing activities:
   Purchase of property, plant and equipment, net                     (2,229,703)            (3,295,720)            (2,292,241)
   Business acquisition, net of cash acquired                                                                       (2,165,524)
                                                                  --------------         --------------         --------------
        Net cash used in investing activities                         (2,229,703)            (3,295,720)            (4,457,765)
                                                                  --------------         --------------         --------------

Cash flows from financing activities:
   Exercise of stock options                                             560,663                149,466                181,537
   Net proceeds from sale of common stock                                                    15,366,504
   Repurchase of common stock                                         (2,688,400)
   Proceeds from long-term borrowings                                                            61,264              4,518,187
   Repayment of long-term borrowings                                  (1,473,910)            (7,296,822)              (720,884)
   Payment of cash dividends and other                                                           (2,353)              (409,463)
                                                                  --------------         --------------         --------------
        Net cash provided by (used in)
          financing activities                                        (3,601,647)             8,278,059              3,569,377
                                                                  --------------         --------------         --------------

   Effect of exchange rate changes on cash                                   (62)                                          (87)
                                                                  --------------         --------------         --------------

        Net increase in cash
          and cash equivalents                                         1,439,582             13,585,395                 46,256

Cash and cash equivalents - beginning of year                         13,667,286                 81,891                 35,635
                                                                  --------------         --------------         --------------
Cash and cash equivalents - end of year                           $   15,106,868         $   13,667,286         $       81,891
                                                                  ==============         ==============         ==============

                              The accompanying notes are an integral part of the financial statements.


1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
    ---------------------------------------------------

The Company
-----------
CPAC, Inc., and Subsidiaries ("the Company"), manufactures, markets, and distributes both in the U.S. and in other parts of the world cleaning and personal care products for industrial and consumer use, as well as prepackaged chemical formulations, supplies, and equipment systems to the imaging industry.

Basis of Consolidation
----------------------
The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary companies and its 98% owned subsidiary (CPAC Europe, N.V.). The Company's foreign subsidiaries are included in the consolidated financial statements utilizing a December 31 fiscal year to facilitate prompt reporting of financial results. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------
Included in cash and cash equivalents are short-term investments comprised of treasury notes and repurchase agreements that mature on a daily basis. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventory
---------
Inventory is stated at the lower of cost, on a first-in, first-out basis, or market.

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

Impairment of Assets
--------------------
The Company reviews the carrying value of long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying value of such items may not be recoverable from undiscounted net cash flows of the related business or asset.

Research and Development
------------------------
The Company charges research and development expenditures to income as incurred.

Advertising
-----------
The Company charges advertising expenditures to income as incurred and includes the expenses in "selling, administrative, and engineering expenses."

Foreign Currency Translation
----------------------------
All assets and liabilities of the Company's wholly-owned and majority-owned foreign subsidiaries are translated at year end exchange rates. Translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the determination of net income.



1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
    ---------------------------------------------------

Income Per Common Share
-----------------------
Primary and fully diluted income per common share are computed based on the weighted average number of common shares outstanding, including the shares issuable upon the exercise of the common stock options as required by the "treasury stock" method. Weighted average shares outstanding as of March 31, 1996, and 1995, have been restated to reflect the five for four common stock split declared on April 17, 1996, and the five for four common stock split declared on November 18, 1994 (See Note 6). The weighted average number of common shares outstanding is:

                                     1997            1996            1995
                                     ----            ----            ----

         Primary                  7,343,090       6,408,892      5,237,488
                                  =========       =========      =========

         Fully diluted            7,364,476       6,422,693      5,246,458
                                  =========       =========      =========

Statements of Cash Flows
------------------------
For purposes of the statements of cash flows, the Company considers marketable securities with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid interest of $736,000, $1,103,000, and $679,000 in fiscal 1997, 1996 and 1995, respectively. In addition, the Company paid income taxes of $4,679,000, $4,064,000, and $2,283,000 in fiscal 1997, 1996 and 1995, respectively.

Amortization of Goodwill and Intangible Assets
----------------------------------------------
Goodwill and intangible assets are amortized on the straight-line method over periods ranging from five to fifteen years. Cost and related amortization are written off when fully amortized.

Business and Credit Concentrations
----------------------------------
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. The Company's customers are not concentrated in any specific geographic region, but are broadly concentrated in the cleaning and personal care products and imaging industries. Concentrations of credit risk with respect to trade receivables are limited due to the large number of domestic and foreign customers comprising the Company's customer base, and their dispersion across several different business sectors participating in different facets of the cleaning and personal care products and imaging industries.

Fair Values of Financial Instruments
------------------------------------
The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables, and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value based on their effective interest rates compared to current market rates.



1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
    ---------------------------------------------------

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
------------
Income tax expense is based on reported earnings before income tax expense. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.


New Accounting Standards
------------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128-"Earnings Per Share," which will be effective for the Company's fiscal year ended March 31, 1998. SFAS No. 128 will modify the methodology used to compute earnings per share (EPS), requiring calculation of "basic" and "diluted" EPS. The adoption of SFAS No. 128 and resulting computation is not expected to have a significant impact on the Company's earnings per share as currently determined.

Reclassification
----------------
Certain 1996 and 1995 financial statement and related footnote amounts have been reclassified to conform to the 1997 presentation.

2 - ACQUISITIONS
   -------------

On January 16, 1995, the Company entered into a license agreement with Stanhome Inc.'s Worldwide Direct Selling Group to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the agreement, commencing April 1, 1995; as described in the Company's previously filed 8-K, the agreement expires, unless terminated earlier, on March 31, 2010, subject to any extension which may be negotiated between the parties. The Company is required to pay Stanhome Inc., royalties equal to an increasing percentage (ranging from 1% in the first year to 7.5% in the last six years) of the net selling price of products sold under the licensing agreement. Total royalties paid for the years ended March 31, 1997, and 1996, were not material. The Company allocated the purchase price and recorded a liability equal to the net present value of the estimated minimum royalty payments. In addition, the Company has capitalized the value of the license agreement and is amortizing it over the contract period. For purposes of the Statements of Cash Flows, this transaction has been treated as a non-cash transaction. Stanley Home Products operates as a division of The Fuller Brush Company, Inc. (Fuller), and its sales and related expenses were included with the results of operations of the Company beginning April 1, 1995.


2 - ACQUISITIONS - CONTINUED
   -------------

On October 13, 1994, the Company acquired substantially all of the assets of The Fuller Brush Company, a Kansas corporation, in exchange for payment of $1,719,000 in cash, 300,000 restricted shares (pre-split basis) of the Company's $.01 par value common stock with a fair market value of $3,360,000, the assumption of certain of Seller's liabilities, and acquisition related costs of $747,000 for a total asset purchase price of approximately $15,883,000. The acquisition has been accounted for as a purchase transaction and, for purposes of the Statements of Cash Flows, the issuance of 300,000 restricted shares has been treated as a non-cash transaction.

3 - INVENTORY
    ---------

Inventory as of March 31, 1997 and 1996 is summarized as follows:

                                                    1997             1996
                                                    ----             ----

Raw materials and purchased parts                $7,791,672      $ 7,565,059
Work-in-process                                   1,001,775          750,069
Finished goods                                    8,218,866        7,678,170
Promotional supplies                                196,707          252,914

                                                 ----------      -----------

                                                 $17,209,020     $16,246,212
                                                 ===========     ===========
4 - PROPERTY, PLANT AND EQUIPMENT
   ------------------------------

Property, plant and equipment are comprised of the following at March 31:

                                                        1997            1996
                                                        ----            ----

Land                                               $   574,671      $   587,887
Buildings and improvements                           8,471,480        8,240,071
Machinery and equipment                             13,453,815       10,903,366
Furniture and fixtures                                 611,187          483,987
Leasehold improvements                               1,235,047        1,131,278
Leased equipment                                       491,860          492,203
Construction-in-progress                               465,347        1,428,362
                                                   -----------      -----------
                                                    25,303,407       23,267,154
Less:  Accumulated depreciation and amortization    (8,675,812)      (6,782,699)
                                                   -----------      -----------

                                                   $16,627,595      $16,484,455
                                                   ===========      ===========

5 - DEBT
   -----

At March 31, 1997 and 1996, debt consisted of the following:
                                                                                            1997                1996
                                                                                            ----                ----
Industrial Revenue Bonds, with interest payable monthly at a variable rate
 5.70% at March 31, 1997 (5.55% in 1996), maturing in June 2009.  The bonds are collateralized by a standby Letter of Credit (LOC) issued by a bank,
 which requires an annual fixed fee payment of 1.5% of the LOC value.                $      6,000,000    $     6,000,000

Term notes and revolving credit agreement with a foreign bank with interest pegged to the U.S. prime rate.  The floating interest rates at March 31,
 1997, ranged from 4.65 to 9.75% (7.0 to 9.75% in 1996). The revolving
 credit agreement is collateralized by the net assets of CPAC Europe, N.V.                    554,046            924,570

Mortgage note payable to a bank in monthly installments of $10,224 including interest at 7.92% through October 31, 2008.  Collateral consists
 of a mortgage on specific real property.                                                           0            982,986

Other                                                                                         324,101            438,334
                                                                                     ----------------    ---------------
                                                                                            6,878,147          8,345,890
  Less:  Amounts due within one year                                                          137,612            307,481
                                                                                     ----------------    ---------------

                                                                                     $      6,740,535    $     8,038,409
                                                                                     ================    ===============



The Company maintains a revolving credit loan agreement (the Revolver) with a domestic bank, with borrowing availability up to $10,000,000. Interest is payable monthly at the lower of prime or the 30 day LIBOR rate, with amounts outstanding due October 31, 1999. The Agreement is collateralized by substantially all of the assets of the Company, excluding CPAC Europe, N.V., and contains customary covenants, including maintenance of specified working capital, debt to equity, and net worth ratios. The Company had no borrowings against the line of credit at March 31, 1997, or March 31, 1996.

The Company also maintains a line of credit facility with a foreign bank, with borrowing availability of 28.6 million Belgian francs (approximately $902,000 based on the year end conversion rate for the Belgian franc). The availability is reduced annually in December by 5.7 million Belgian francs (approximately $180,000), with annual payments also due in December until maturity. Interest on the borrowings is at 7.0%. The line of credit agreement is collateralized by the Company's stock in CPAC Europe, N.V. The Company had no borrowings against the line of credit facility at March 31, 1997, or March 31, 1996.


5 - DEBT - CONTINUED
   -----

Annual maturities of debt are as follows:
            1999                                           $   119,097
            2000                                               106,924
            2001                                                80,038
            2002                                                31,536
            2003                                                31,536
            Thereafter                                       6,371,404
                                                           -----------

                                                           $ 6,740,535
                                                           ===========

6 - SHAREHOLDERS' EQUITY
   ---------------------

Stock Transactions
------------------
During fiscal 1997, the Company repurchased 305,500 shares of its $.01 par common stock from an unrelated investor for $2,688,400. During fiscal 1996, the Company completed a private placement of 1,500,000 shares (pre-split basis) of the Company's $.01 par common stock at $11 a share. Subsequent to March 31, 1997, the Company was authorized to buy back up to 5% of its $.01 par common stock shares, from time to time, on the open market.

On April 17, 1996, and November 18, 1994, the Company's Board of Directors declared a five for four stock split. Accordingly, since the par value of the common stock remained unchanged, an amount equal to the par value of the additional shares issued was charged to additional paid-in capital and credited to common stock on March 31, 1996, and 1995, respectively. Earnings per share and weighted average, primary, and fully diluted shares outstanding for each of the quarters in the respective years have been restated to reflect the five for four stock splits. In addition, all references in the financial statements to number of shares, per share amounts, stock option data, and market prices on the Company's common stock have been restated, except where noted.

Stock Options
-------------
The Company maintains an Executive Long-Term Stock Investment Plan (the Plan) for key employees, which allows issuance of incentive stock options, nonqualified stock options, reload options, and restricted performance shares. The Plan was amended in fiscal 1997 to increase the Company's $.01 par value common stock reserved for issuance under the Plan to 950,000 shares from

350,000. Under the Plan, shares of common stock are reserved for issuance to key employees. Upon exercise, an employee granted an option under the Plan may pay for the Company's stock either with cash or with Company stock already owned by the employee, valued at the fair market value of the stock on the exercise date. The term of the option is determined by the Executive Long-Term Stock Investment Committee.

In fiscal 1997, the Company's shareholders approved the adoption of the 1996 Non-Employee Directors Stock Option Plan. Pursuant to the Plan, each non-employee director was granted an option to purchase 10,000 shares of the Company's $.01 par common stock, on a one time basis for past service rendered to the Board of Directors, at the fair market value at the date of the grant. The term of the option grants are for ten years. In addition, the Directors Plan calls for an automatic grant for the purchase of 3,000 shares, per director, of the Company's $.01 par common stock, on the first Friday after the annual meeting of Shareholders, at a price equal to the fair market value at that date. The term of these grants is also ten years. During fiscal 1997, 39,000 options were granted pursuant to the Directors Plan.


6 - SHAREHOLDERS' EQUITY - CONTINUED
   ---------------------

In addition, the Company from time to time grants nonqualified options to non-employees, at an option price equal to the fair market value at the date of the grant.

As of March 31, 1997, total options outstanding are summarized as follows:

                                                            WEIGHTED AVERAGE
                                            SHARES               PRICE
                                            ------                ----


Options outstanding - March 31, 1994       221,957            $    7.3564
  Exercised                                (25,140)                7.5596
  Expired
  Granted                                   83,439                 7.8114
  Stock split                               40,625                 5.8880
                                         ---------             ----------
Options outstanding - March 31, 1995       320,881            $    6.8545
  Exercised                                (43,063)                5.7454
  Expired                                   (1,313)                6.2860
  Granted                                  381,875                11.5368
  Stock split                               47,134                 5.4836
                                         ---------             ----------
Options outstanding - March 31, 1996       705,514            $    9.1190
  Exercised                               (126,366)                5.5045
  Expired
  Granted                                   79,500                10.8712
                                         ---------             ----------
Options outstanding - March 31, 1997       658,648            $   10.0220
                                         =========             ==========

Options exercisable:

  March 31, 1997                           410,756            $    9.2597
                                         =========             ==========

  March 31, 1996                           302,222            $    6.9230
                                         =========             ==========

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principle Board (APB) Opinion No. 25,

"Accounting for Stock Issued to Employees" to its options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, net income would have been reduced by $268,000 and $42,000 in 1997 and 1996, respectively, and earnings per share would have been reduced by $.04 and $.01 in 1997 and 1996, respectively. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997 and 1996, respectively: an expected life of 3 - 4 and 4.8 years, historical volatility of 32%, a risk-free rate of return of 6.21 - 6.59% and 5.42%, and a dividend yield of 0%.



6 - SHAREHOLDERS' EQUITY - CONTINUED
   ---------------------

There have been no charges to income in any of the three years in connection with these options other than incidental expenses related to issuance of options.

Employee Benefits
-----------------
The Company has a deferred compensation agreement with an executive officer of the Company pursuant to which 23,437 shares of the Company's $.01 par value common stock were issued subject to certain conditions and restrictions. For the year ended March 31, 1995, 7,812 shares vested and were recognized as expense. The expense relating to the remaining 15,625 shares is being recognized over a five year period as it is earned, at which time the restrictions will lapse. Total expense recognized for the year ended March 31, 1997, and 1996, and the unearned balance, which has been grouped with additional paid-in capital, were not material.

In connection with the issuance of incentive stock options, the Board of Directors awarded 4,062 and 15,233 shares respectively of the Company's $.01 par value common stock as "restricted performance shares" to certain employees pursuant to the 1994 Executive Long-Term Stock Investment Plan. Restrictions on these shares will lapse over a five year period, if performance objectives have been met during the period. Shares are forfeitable if their related incentive stock options are exercised. Total expense recognized for the years ended
March 31, 1997, and 1996, and the unearned balance, which has been grouped with additional paid-in capital, were not material.

The Company maintains a contributory profit sharing plan [401(k)] for the benefit of substantially all employees. Contributions to the plan may be made for each plan year in such amounts as the Board of Directors may, at its discretion, determine. In addition, the Company will also match to a maximum of 3% of the participant's compensation each contribution made by a plan participant for the plan year in an amount equal to $.50 for each $1.00 of participant contribution. A participant may contribute up to 15% of compensation to the plan. The amount charged to expense in connection with this plan was $332,000, $292,000, and $125,000 for the years ended March 31, 1997,
1996 and 1995, respectively.

7 - PROVISION FOR INCOME TAX EXPENSE
   ---------------------------------

The provision for income taxes is summarized as follows:

                                    1997              1996           1995
                                    ----              ----           ----
Current tax expense:

   Federal                    $  3,869,000      $  2,878,000     $  2,000,000
   State                           846,000           666,000          443,000

   Foreign                         282,000           128,000
                              ------------      ------------     ------------
                                 4,997,000         3,672,000        2,443,000
Deferred taxes (benefit):
   Federal                         210,000            62,000         (318,000)
   State                            11,000            10,000          (47,000)
                              ------------      ------------     ------------
                                   221,000            72,000         (365,000)
                              ------------      ------------     ------------

                              $  5,218,000      $  3,744,000     $  2,078,000
                              ============      ============     ============



7 - PROVISION FOR INCOME TAX EXPENSE - CONTINUED
   ---------------------------------

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate are as follows:

                                              1997          1996         1995
                                              ----          ----         ----

Income tax expense using statutory rates  $ 4,461,000   $3,134,000   $ 1,791,000
State income tax effect                       557,000      446,000       261,000
Other items, net                              200,000      164,000        26,000
                                          -----------   ----------   -----------

                                          $ 5,218,000   $3,744,000   $ 2,078,000
                                          ===========   ==========   ===========

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at March 31 are as follows:

                                                   1997               1996
                                                   ----               ----
Deferred tax assets:
  Current:
    Accounts receivable                        $  156,000          $  177,000
    Inventory                                     548,000             523,000
    Compensation related accruals                 230,000             200,000
    Other                                         108,000              99,000
                                               ----------          ----------
                                                1,042,000             999,000
  Noncurrent:
    Deferred compensation                         117,000             110,000
    Other                                          75,000              39,000
                                               ----------          ----------
                                                  192,000             149,000
                                               ----------          ----------
                                                1,234,000           1,148,000
Deferred tax liabilities:
  Noncurrent:
    Property, plant and equipment                (722,000)           (415,000)
    Other                                         (15,000)            (15,000)
                                               ----------          ----------
                                                 (737,000)           (430,000)
                                               ----------          ----------

        Total                                  $  497,000          $  718,000
                                               ==========          ==========

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.

Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.



8 - COMMITMENTS
   ------------

Environmental Contingency
-------------------------
In connection with the Fuller Brush acquisition, certain environmental contamination issues were discovered at the Great Bend, Kansas facility during the due diligence process. As a result of findings generated by environmental assessments of the facility, the Seller and the Department of Health and Environment of the State of Kansas entered into a Consent Order pursuant to which the Seller developed and submitted for the Department's approval, a comprehensive work plan for remediation of the environmental problems at the site. The Department has approved a work plan and the Seller has continued remediation as specified by this plan.

The Consent Order did not apply, by its terms, to The Fuller Brush Company, Inc. as the new purchaser of the assets of the Seller as long as the Seller is performing its obligations under the Consent Order. Estimates of the costs of the remediation as set forth in the work plan submitted by the Seller range from $150,000 to $200,000. Management does not believe that future remediation would have a material impact on the results of operations.

Lease Agreements
----------------
The Company leases certain facilities and equipment under operating leases which expire at various dates through 2001. Some of the leases contain renewal options. Rent expense for the years ended March 31, 1997, 1996 and 1995 was $1,394,000, $1,291,000, and $1,103,000, respectively.


The above leases have been classified as operating leases in accordance with the provisions of the Statement of Financial Accounting Standards No. 13. The future minimum rental payments required under the leases for the fiscal years ended subsequent to March 31, 1997 are as follows:

                  1998                                $  1,337,505
                  1999                                     969,195
                  2000                                     551,889
                  2001                                     213,418
                  2002                                      93,862
                                                      ------------

                                                      $  3,165,869
                                                      ============

Legal Matters
-------------
The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.


9 - SEGMENT INFORMATION
   --------------------

Business Segments
-----------------
For purposes of financial reporting, the Company operates in two industry segments: the Cleaning and Personal Care Products segment which includes the manufacture and sale of specialty chemical cleaning products and related accessories (brushes, brooms, mops) for industrial and consumer use, as well as personal products such as soaps, shampoos, and skin care items, and the Imaging segment, which includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material. Certain reclassifications of 1996 and 1995 segment information have been made to conform with the 1997 presentation. Information concerning the Company's business segments for 1997, 1996 and 1995 are as follows:

                                                                1997                    1996                 1995
                                                                 ----                   ----                  ----
Net sales to customers:
    Cleaning & Personal Care Products                     $     47,152,431      $      44,761,622      $     12,058,719
    Imaging                                                     45,813,721             44,307,311            46,571,306
                                                          ----------------      -----------------      ----------------

       Total net sales to customers                       $     92,966,152      $      89,068,933      $     58,630,025
                                                          ================      =================      ================

Operating income:
    Cleaning & Personal Care Products                     $      7,606,716      $       5,616,528      $      1,427,053
    Imaging                                                      5,242,190              4,215,231             4,719,711
    Corporate                                                      (77,363)               177,712              (165,971)
                                                          ----------------      -----------------      ----------------

       Total operating income                             $     12,771,543      $      10,009,471      $      5,980,793
                                                          ================      =================      ================

Identifiable assets:
    Cleaning & Personal Care Products                     $     27,593,603      $      25,535,085      $     20,259,670
    Imaging                                                     26,896,558             28,377,580            28,734,791
    Other corporate assets                                      14,525,971             12,259,803
                                                          ----------------      -----------------      ----------------

       Total identifiable assets                          $     69,016,132      $      66,172,468      $     48,994,461
                                                          ================      =================      ================

Depreciation & amortization:

    Cleaning & Personal Care Products                     $      1,294,459      $       1,134,069      $        405,561
    Imaging                                                      1,089,570              1,184,370               909,772
                                                          ----------------      -----------------      ----------------

       Total depreciation & amortization                  $      2,384,029      $       2,318,439      $      1,315,333
                                                          ================      =================      ================

Capital outlays:
    Cleaning & Personal Care Products                     $      1,141,293      $       2,121,243      $        658,514
    Imaging                                                      1,088,410              1,174,477             1,633,727
                                                          ----------------      -----------------      ----------------

       Total capital outlays                              $      2,229,703      $       3,295,720      $      2,292,241
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


9 - SEGMENT INFORMATION - CONTINUED
   --------------------

Geographic Segments
-------------------
Foreign operations are located in Belgium, Italy, and until December, 1995, Venezuela. Included in consolidated net income are foreign currency transaction gains (losses) of $49,000, ($98,000), and ($41,000), realized during fiscal 1997, 1996, and 1995, respectively. Information concerning the Company's foreign operations after translation into U.S. dollars are summarized as follows for fiscal years ended March 31:

                                 1997               1996                1995
                                 ----               ----                ----
Net sales:
   United States           $   84,665,905      $  81,760,101      $   52,345,205
   Foreign                      8,300,247          7,308,832           6,284,820
                           --------------      -------------      --------------

                           $   92,966,152      $  89,068,933      $   58,630,025
                           ==============      =============      ==============
Operating income (loss):
   United States           $   12,040,026      $  10,060,160      $    5,801,070
   Foreign                        731,517            (50,689)            179,723
                           --------------      -------------      --------------


                           $   12,771,543      $  10,009,471      $    5,980,793
                           ==============      =============      ==============
Identifiable assets:

   United States           $   62,045,918      $  58,786,587      $   43,069,211
   Foreign                      6,970,214          7,385,881           5,925,250
                           --------------      -------------      --------------

                           $   69,016,132      $  66,172,468      $   48,994,461
                           ==============      =============      ==============

Operating income excludes minority interest in a consolidated foreign subsidiary, interest expense (income) net, and income tax expense. Foreign interest expense for the years ended March 31, 1997, 1996 and 1995 amounted to $113,557, $151,281, and $125,877, respectively. Identifiable assets are those assets employed in an area's operations, including an allocated value to each area of cost in excess of net assets acquired. Inter-area transfers are not material.

In addition, the Company's U.S. operations had total export sales for the years ended March 31, 1997, 1996 and 1995 of $2,917,400, $2,501,776, and $2,902,395,
respectively.


10 - QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended March 31, 1997 and 1996:



                                                                                                           PER SHARE
                                                                                                             INCOME
                                    NET                       GROSS                      NET              PRIMARY AND
                                   SALES                      PROFIT                    INCOME           FULLY DILUTED
                                   -----                      ------                    ------            -------------
1997 QUARTERS:
-------------
    Fourth                   $      22,332,222         $      10,330,859         $        1,486,125        $   0.20
    Third                           23,219,659                10,839,699                  1,961,993            0.27
    Second                          24,892,713                11,918,145                  2,262,386            0.31
    First                           22,521,558                10,855,453                  1,817,765            0.24
                             -----------------         -----------------         ------------------        --------

         Total               $      92,966,152         $      43,944,156         $        7,528,269        $   1.02
                             =================         =================         ==================        ========

1996 QUARTERS:
-------------
    Fourth                   $      22,462,781         $      10,009,629         $        1,220,142        $   0.16
    Third                           22,163,823                10,218,035                  1,522,832            0.22
    Second                          22,970,212                10,438,912                  1,588,423            0.28
    First                           21,472,117                 9,883,359                  1,142,064            0.20
                             -----------------         -----------------         ------------------        --------

         Total               $      89,068,933         $      40,549,935         $        5,473,461        $   0.85
                             =================         =================         ==================        ========



As described in Note 6, per share income for each of the quarters in the year ended March 31, 1996, has been restated to reflect the five for four common stock split. Due to minor rounding differences, the sum of the primary and fully diluted per share amounts for the quarters in the year ended March 31, 1996, do not equal the annual earnings per share amount, $0.85, presented above.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

    Certain information concerning the directors and executive officers of the Company is incorporated by reference to the caption "Directors and Executive Officers" in the Proxy Statement of the Company, dated June 26, 1997 (the "1997 Proxy Statement").

    In addition to the executive officers named in the Proxy Statement, the Registrant employs the following key persons:

    BRIAN C. BARBO, age 40, is Vice President and General Manager of Trebla Chemical Company, and has served in that capacity since October 1988. He was formerly Manager of Manufacturing for Trebla Chemical Co. Mr. Barbo, a chemical engineer, has been with the Company since July 1979.

    PEDRO P. BONILLA, age 45, was named President of the CPAC Imaging Group on September 20, 1995. Prior to this, he was promoted to President of Trebla Chemical Company on April 24, 1995, a position he held in addition to his October, 1994 appointment to President of Allied Diagnostic Imaging Resources, Inc. Mr. Bonilla joined Trebla in February, 1993 as Vice President, Latin America/Caribbean. Prior to joining Trebla, Mr. Bonilla was previously General Manager of Technolab in Santo Domingo.

    J. ROBERT DUDIK, age 65, is President of Allied's Dental Division, a position he assumed in January, 1990. He was formerly Vice President of the Dental Division (1988-90), and, prior to that, National Sales Manager. Mr. Dudik has been an employee of Allied since 1982 and serves on the Board of Directors of Allied Diagnostic Imaging Resources, Inc.


    LEWIS L. GRAY, age 46, is Vice President, Chemical and Technical Resources for Fuller Brush. He started his career with the company in 1973 as a Q.C. Chemist, and was promoted to Research Chemist, Laboratory Manager, and Chief Chemist, until his current appointment in 1995. Mr. Gray has a B.S. degree in chemistry from Kansas State University.

    JAVIER E. PAREDES, Vice President and General Manager of Stanley Home Products, is 51 years old. He joined Stanhome, Inc. in 1985, and held several management positions including General Manager of Stanley Home Productos Para Lar Ltda, Stanhome's direct selling company in Brazil. He also worked closely with Stanley's management team in developing new sales techniques, and has broad experience in top-level sales and financial management.

    JAMES W. PEMBROKE, age 38, joined CPAC in 1993 as Corporate Controller. He has been a Certified Public Accountant since 1983, and received his B.S. degree in accounting from Miami University (Ohio). Previously Mr. Pembroke was an Audit Manager for the accounting firm of Coopers and Lybrand L.L.P.

    THOMAS F. RIORDEN, President, PRS, Inc., is 53 years old and has served in that position since May 1988. Prior to that he served as PRS Vice President, Chemical Sales. Mr. Riorden also serves on the Board of Directors for PRS, Inc. As President of PRS, Mr. Riorden is responsible for the coordination of nationwide sales activities for all products, exclusive of dental, medical and graphics chemistry, presently being marketed by the Company. He has been with CPAC since 1979.

    EDWARD E. SCHILLER, 50, is Vice President and Technical Director for Trebla Chemical Company, a position he has held since February, 1985. From May, 1982 to January, 1985, he was Operations Manager at Trebla Chemical Co. Mr. Schiller is currently responsible for all research and development for CPAC, Inc. and its subsidiaries; he is also responsible for the technical service representatives at Trebla Chemical Company, and is the Registrant's Environmental Compliance Officer.

    NORBERT J. SCHNEIDER, age 44, was appointed President of Fuller Brush as of April 1, 1996. He joined the company in 1976 as a Product Engineer, and was later promoted to Vice President, Industrial Sales. In 1994 he was appointed Executive Vice President and General Manager. Mr. Schneider has a B.S. degree in Business Administration from Wichita State University.


ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

    Information regarding executive compensation is incorporated by reference to the caption "Executive Compensation" in the 1997 Proxy Statement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           ----------------------------------------------------
           MANAGEMENT
           ----------

    The stock ownership of each person known to CPAC to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and officers of CPAC as a group are incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement. The beneficial ownership of CPAC Common Stock of all directors of the Company is incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           ----------------------------------------------

    Information regarding certain relationships and related transactions is incorporated by reference to the caption "Information About The Board and Its Committees" in the 1997 Proxy Statement.




                                    PART IV
                                     ------


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           --------------------------------------------------------
           FORM 8-K
           --------


(a) The following financial statements of the Registrant are included as part of the report:

     1. FINANCIAL STATEMENTS:
        --------------------

        Report of Independent Accountants

        Consolidated Balance Sheets as of March 31, 1997 and 1996

        Consolidated Statements of Operations for the Years Ended March 31, 1997, 1996, and 1995

        Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 1997, 1996, and 1995

        Consolidated Statements of Cash Flows for the Years Ended March 31, 1997, 1996, and 1995

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

(b)  Reports on Form 8-K
     -------------------

     None

(c)  Exhibits
     --------

     2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

     3.  Articles of Incorporation, By-Laws

         3.1  Certificate of Incorporation, as amended September 11, 1996

         3.2 By-laws, as amended, incorporated by reference to Form 10-K, filed for period ended March 31, 1989

     4. Instruments defining the rights of security holders, including indentures

         4.1 Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits
              99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and further amended by Letter of extension and increase dated October 29, 1996, filed as
              Exhibit 99.1 to Form 10-Q for the quarter ended September 30,
              1996

     9.  Voting Trust Agreement

    10.  Material Contracts


         10.1 Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated by reference to Form 10-Q for the period ended September 30, 1995

         10.2 CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated by reference to Amendment No. 1 to Form S-8 Registration
              Statement filed October 3, 1996

         10.3 CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated by reference to Form S-8 Registration Statement filed October 3, 1996

    11.  Statement re:  Computation of Per Share Earnings (Loss)

    12.  Statement re:  Computation of Ratios

    13.  Annual Report to Security Holders

    16.  Letter re:  Change of Certifying Accountant

    18.  Letter re:  Change in Accounting Principles

    21.  Subsidiaries of the Registrant

         21.1 Subsidiaries of the Registrant

    22. Published report regarding matters submitted to vote of security holders

    23.  Consent of Experts and Counsel

         23.1 Consent of Coopers & Lybrand L.L.P.

    24.  Power of Attorney

    27.  Financial Data Schedule

    99.  Additional Exhibits

         99.1 Forward-Looking Information


ITEM 14.   FINANCIAL STATEMENT SCHEDULE                             SCHEDULE II
           ----------------------------


                                   CPAC, INC.
                                   ----------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 ----------------------------------------------
            FOR THE FISCAL YEARS ENDED MARCH 31, 1997, 1996 AND 1995
            --------------------------------------------------------



                            BALANCE AT                                BALANCE
                            BEGINNING                                AT END OF
                            OF PERIOD     ADDITIONS     DEDUCTIONS     PERIOD
                            ---------     ---------     ----------     ------
1997:
  Allowance for doubtful

    accounts                $  611,000    $  168,000    $(192,000)   $  587,000
  Inventory reserve            863,000       192,000     (118,000)      937,000
  Plant closure reserve        168,000             0            0       168,000

1996:
  Allowance for doubtful
    accounts                $  601,000    $  280,000    $(270,000)   $  611,000
  Inventory reserve            764,000       352,000     (253,000)      863,000
  Plant closure reserve              0       168,000            0       168,000

1995:
  Allowance for doubtful
    accounts                $  509,000    $  454,000    $(362,000)   $  601,000
  Inventory reserve            252,000       608,000      (96,000)      764,000



                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                        CPAC, INC.


Date        June 24, 1997                By /s/ Thomas N. Hendrickson
     ----------------------------           ------------------------------------
                                            Thomas N. Hendrickson, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date        June 24, 1997                By /s/ Thomas N. Hendrickson
     ----------------------------           ------------------------------------
                                            Thomas N. Hendrickson, President,
                                            Chief Executive Officer, Treasurer,
                                            and Director


Date        June 24, 1997                By /s/ Robert Oppenheimer
     ----------------------------           ------------------------------------
                                            Robert Oppenheimer, Secretary and
                                            Director


Date        June 24, 1997                By /s/ Robert C. Isaacs
     ----------------------------           ------------------------------------
                                            Robert C. Isaacs, Senior Vice
                                            President and Director


Date        June 24, 1997                By /s/ Seldon T. James, Jr.
     ----------------------------           ------------------------------------
                                            Seldon T. James, Jr., Director


Date        June 24, 1997                By /s/ John C. Burton
     ----------------------------           ------------------------------------
                                            John C. Burton, Director



Date        June 24, 1997                By /s/ Thomas J. Weldgen
     ----------------------------           ------------------------------------
                                            Thomas J. Weldgen
                                            Chief Financial Officer


Date        June 24, 1997                By /s/ Wendy F. Clay
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

  3.     Articles of Incorporation, By-Laws

         3.1  Certificate of Incorporation, as amended
              September 11, 1996                                           N/A

         3.2  By-laws, as amended, incorporated by reference to
              Form 10-K, filed for period ended March 31, 1989             N/A

  4. Instruments defining the rights of security holders, including indentures

         4.1  Loan Agreement dated February 9, 1994, and Letter
              of Commitment dated December 16, 1993,
              incorporated by reference to Form 10-K filed for
              period ended March 31, 1994, as amended by
              Exhibits 99.1 to 99.3 filed as Exhibits to the
              Form 10-Q for the quarter ended December 31,
              1994, and further amended by Letter of extension
              and increase dated October 29, 1996, filed as
              Exhibit 99.1 to Form 10-Q for the quarter ended
              September 30, 1996                                           N/A

  9.     Voting Trust Agreement                                            N/A

 10.     Material Contracts

         10.1 Employment Agreement between Thomas N.
              Hendrickson and CPAC, Inc. dated September 30,
              1995, incorporated by reference to Form 10-Q for
              the period ended September 30, 1995                          N/A

         10.2 CPAC, Inc. Executive Long-Term Stock Investment
              Plan, incorporated by reference to Amendment No.
              1 to Form S-8 Registration Statement filed
              October 3, 1996                                              N/A

         10.3 CPAC, Inc. 1996 Nonemployee Directors Stock
              Option Plan, incorporated by reference to Form
              S-8 Registration Statement filed October 3, 1996             N/A

 11.     Statement re:  Computation of Per Share Earnings
         (Loss)                                                            N/A

 12.     Statement re:  Computation of Ratios                              N/A

 13.     Annual Report to Security Holders                                 N/A

 16.     Letter re:  Change of Certifying Accountant                       N/A

 18.     Letter re:  Change in Accounting Principles                       N/A

 21.     Subsidiaries of the Registrant

         21.1 Subsidiaries of the Registrant                                46

 22.    Published report regarding matters submitted to vote
        of security holders                                                N/A

 23.     Consent of Experts and Counsel

         23.1 Consent of Coopers & Lybrand L.L.P.                           47

 24.     Power of Attorney                                                 N/A

 27.     Financial Data Schedule                                            48

 99.     Additional Exhibits

         99.1 Forward-Looking Information                                   49