Form 10-Q
period 1997-06-30
CPAC INC
filed 1997-08-05
CIK 351717

FORM 10-Q
                                    --------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended              June 30, 1997
                     -----------------------------------------------------------

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

      Yes [ X ]   No [    ]

As of June 30, 1997, there were outstanding 7,157,901 shares of the Company's Common Stock, $.01 Par Value. Options for 712,480 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.


                          CPAC, INC. AND SUBSIDIARIES
                           --------------------------

                                     INDEX
                                     -----


PART I   FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

  Item 1.   Financial Statements

         CPAC, Inc. and Subsidiaries Consolidated
            Balance Sheets - June 30, 1997 (Unaudited),
            and March 31, 1997                                               3

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Three Months Ended
            June 30, 1997, and June 30, 1996 (Unaudited)                     4

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Cash Flows - Three Months Ended
            June 30, 1997, and June 30, 1996 (Unaudited)                     5

         Notes to Consolidated Financial Statements                          6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7

PART II  OTHER INFORMATION
         -----------------

  Item 1.   Legal Proceedings                                               11

  Item 2.   Changes in Securities                                           11

  Item 3.   Defaults Upon Senior Securities                                 11

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                                11

  Item 5.   Other Information                                               11

  Item 6.   Exhibits and Reports on Form 8-K                                11

SIGNATURE PAGE                                                              13

EXHIBIT INDEX                                                               14

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                               ASSETS
                                                               ------
                                                                                 JUNE 30, 1997           MARCH 31, 1997
                                                                                 -------------           --------------
                                                                                  (Unaudited)                (Note)
Current assets:
   Cash and cash equivalents                                                   $     18,304,286        $     15,106,868
   Accounts receivable (net of allowance for doubtful
     accounts of $589,000 and $587,000, respectively)                                13,603,269              13,776,933
   Inventory                                                                         16,243,553              17,209,020
   Prepaid expenses and other current assets                                          2,131,654               2,079,016
                                                                               ----------------        ----------------
        Total current assets                                                         50,282,762              48,171,837
Property, plant and equipment, net                                                   16,472,249              16,627,595
Goodwill and intangible assets (net of amortization of
   $1,692,519 and $1,594,118, respectively)                                           2,318,186               2,426,854
Other assets                                                                          1,727,755               1,789,846
                                                                               ----------------        ----------------

                                                                               $     70,800,952        $     69,016,132
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
   Current portion of long-term debt                                           $        125,154        $        137,612
   Accounts payable                                                                   4,454,987               4,066,593
   Accrued payroll and related expenses                                               1,432,053               1,877,859
   Accrued income taxes payable                                                       1,146,517                 210,481
   Other accrued expenses and liabilities                                             2,894,771               3,434,274
                                                                               ----------------        ----------------
     Total current liabilities                                                       10,053,482               9,726,819

Long-term debt, net of current portion                                                6,681,539               6,740,535
Accrued deferred compensation                                                           561,824                 566,047
Accrued royalty                                                                       1,627,103               1,627,103
Other long-term liabilities                                                             767,790                 736,790
Minority interest in foreign subsidiary                                                  40,542                  38,240
Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized 20,000,000 shares;
     Issued 7,243,208 shares and 7,228,524 shares,
        respectively                                                                     72,432                  72,286
   Additional paid-in capital                                                        26,708,042              26,598,238
   Retained earnings                                                                 25,388,112              23,710,911
Foreign currency translation adjustment                                                (509,726)               (210,649)
                                                                               ----------------        ----------------
                                                                                     51,658,860              50,170,786
Less:  Treasury stock, at cost, 85,307 shares                                          (590,188)               (590,188)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        51,068,672              49,580,598
                                                                               ----------------        ----------------

                                                                               $     70,800,952        $     69,016,132
                                                                               ================        ================

           Note:  The balance sheet at March 31, 1997 has been taken from the audited financial statements of that date.

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                  JUNE 30, 1997 AND JUNE 30, 1996
                                                  -------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1997                        1996
                                                                              ----                        ----
Net sales                                                              $      22,023,718            $     22,521,558
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              11,733,628                  11,666,105
   Selling, administrative and
     engineering expenses                                                      7,368,289                   7,587,198
   Research and development expense                                              165,170                     161,885
   Minority interest in consolidated
     foreign subsidiary                                                            2,302                         731
   Interest (income) expense, net                                                (67,872)                     41,874
                                                                       -----------------            ----------------
                                                                              19,201,517                  19,457,793
                                                                       -----------------            ----------------

Income before income tax expense                                               2,822,201                   3,063,765

Provision for income tax expense                                               1,145,000                   1,246,000
                                                                       -----------------            ----------------

        Net income                                                     $       1,677,201            $      1,817,765
                                                                       =================            ================

Income per common share
   (Primary and Fully Diluted):

        Net income                                                     $           0.23             $           0.24
                                                                       ================             ================

Common shares outstanding - fully diluted                                      7,265,473                   7,475,810
                                                                       =================            ================






                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                  JUNE 30, 1997 AND JUNE 30, 1996
                                                  -------------------------------

                                                             UNAUDITED
                                                             ---------

                                                                                        1997                   1996
                                                                                        ----                   ----
Cash flows from operating activities:
   Net income                                                                     $    1,677,201         $    1,817,765
                                                                                  --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                                    555,979                507,151
        Amortization of intangible assets                                                 64,563                 70,352
   Changes in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                                              116,218               (409,559)
        Inventory                                                                        896,871             (1,537,132)
        Accounts payable                                                                 369,581             (1,052,731)
        Accrued expenses & liabilities                                                   (67,545)               810,125
        Accrued deferred compensation                                                     (6,596)                13,293
        Other changes, net                                                                96,772                261,036

                                                                                  --------------         --------------
          Total adjustments                                                            2,025,843             (1,337,465)
                                                                                  --------------         --------------
            Net cash provided by operating activities                                  3,703,044                480,300
                                                                                  --------------         --------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment, net                                      (470,195)              (480,977)
                                                                                  --------------         --------------
        Net cash used in investing activities                                           (470,195)              (480,977)
                                                                                  --------------         --------------

Cash flows from financing activities:
   Issuance of common stock, net                                                          73,950                 54,562
   Repayment of long-term borrowings                                                    (106,305)               (84,333)
                                                                                  --------------         --------------
        Net cash used in financing activities                                            (32,355)               (29,771)
                                                                                  --------------         --------------
   Effect of exchange rate changes on cash                                                (3,076)
                                                                                  --------------         --------------

        Net increase (decrease) in cash
          and cash equivalents                                                         3,197,418                (30,448)
Cash and cash equivalents - beginning of period                                       15,106,868             13,667,286
                                                                                  --------------         --------------
Cash and cash equivalents - end of period                                         $   18,304,286         $   13,636,838
                                                                                  ==============         ==============



                          CPAC, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   UNAUDITED
                                    --------


1. - CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------

    The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the three-month periods ended June 30, 1997 and June 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1997 (which include only normal recurring adjustments), have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1997, annual report to shareholders. The results of operations for the three months ended June 30, 1997, are not necessarily indicative of the operating results for the full year.

2 - INVENTORY
    ---------

Inventory is summarized as follows:

                                               JUNE 30, 1997    MARCH 31, 1997
                                               -------------    --------------

     Raw materials and purchased parts           $7,342,841      $ 7,791,672
     Work-in-process                                969,015        1,001,775
     Finished goods                               7,737,054        8,218,866
     Promotional supplies                           194,643          196,707
                                                 ----------      -----------
                                                 $16,243,553     $17,209,020
                                                 ===========     ===========

3 - LITIGATION
    ----------

    No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

4 - SUBSEQUENT EVENT
   -----------------

    On July 23, 1997, the Company purchased certain assets of the commercial cleaning chemicals business of IVAX Industries, Inc., a wholly-owned subsidiary of IVAX Corporation, for $17,000,000 in cash plus assumption of certain liabilities. The purchase price is subject to adjustment upon completion of a closing date audited balance sheet of the assets purchased and liabilities assumed. The acquired operation manufactures and distributes 177 chemical products for commercial and janitorial cleaning, including floor and carpet care, germicidal cleaners, air deodorizers, industrial degreasers and hand soaps, and reported 1996 annual sales of approximately $25,000,000.

    The Company intends to incorporate the business into its newly formed Cleaning Technologies Group and operate the business as a division of the Company's wholly-owned subsidiary, The Fuller Brush Company, Inc.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------


                        LIQUIDITY AND CAPITAL RESOURCES
                        --------------------------------

    As described in Footnote 4, on July 23, 1997, the Company purchased certain assets of the commercial cleaning chemicals business of IVAX Industries, Inc., a wholly-owned subsidiary of IVAX Corporation, for $17,000,000 in cash plus assumption of certain liabilities. The Company has initially financed this acquisition with $11,000,000 of its cash on hand and $6,000,000 from its $10,000,000 line of credit. The Company is currently discussing alternative financing with its main US commercial bank, which is expected to result in a restructuring of a portion of the debt financing into a term loan. The Company also expects to increase its available line of credit to help with future working capital needs as well as to assist in financing future acquisitions. Presently the Company has a $10,000,000 line of credit, expiring on October 31, 1999.

    The Company's capital resources remained strong during the quarter ended June 30, 1997 due to strong operating cash flows. At June 30, 1997, these funds were invested in short-term investments, and subsequent to the acquisition, remaining cash funds were maintained in short term investments

    The Company also maintains a line of credit facility with a major Belgian bank, which was not accessed at June 30, 1997. The amount available is 34.3 million Belgian francs (approximately $1,009,000 based on the March conversion rate for the Belgian franc).

    The working capital ratios at June 30, 1997, March 31, 1997, and June 30, 1996 were, 5 to 1, 4.95 to 1, and 4.23 to 1, respectively. The increase in the working capital at June 30, 1997, as compared to March 31, 1997, and June 30, 1996, is primarily the result of increased operating cash flows, which have enabled the Company to continue to maintain its short-term investments.

    Management believes that the remaining invested funds, coupled with existing available lines of credit, and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of June 30, 1997. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

ASSET TURNOVER RATIOS
---------------------
                             JUNE 30, 1997     MARCH 31, 1997    JUNE 30, 1996
                              ------------     --------------     ------------
    (1) Receivables-days
           outstanding         56.6 days         54.3 days         54.6 days

    (2) Annual inventory
           turns               2.8 times         2.9 times         2.7 times

     At June 30, 1997, the increase in days outstanding is due to a lengthening in some Imaging customer receivable terms over the previous quarter. Imaging customers typically average 90 days outstanding, versus Cleaning and Personal Care Products segment customers which due to Stanley's predominantly cash sales, generally have shorter payment terms.

     Decrease in inventory turns from March 31, 1997 is a function of lower then expected sales during the quarter.



                             RESULTS OF OPERATIONS
                             ---------------------

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

    Sales for the quarter ended June 30, 1997, decreased 2.2% over the quarter ended June 30, 1996, and decreased 1.4% for the three months ended June 30, 1997, over the fourth quarter of the fiscal year ended March 31, 1997. Sales for the quarter in the Cleaning and Personal Care Products segment have decreased 5.4% compared with the quarter ended June 30, 1996, and increased 2.7% for the three months ended June 30, 1997, over the fourth quarter of the fiscal year ended March 31, 1997. The decrease for the quarter as compared to the previous quarter is a result of a decrease in Fuller direct selling business. The increase over the fourth quarter of fiscal 1997 is a function of the timing of consumer contract sales, which occurred in the present quarter. For the Imaging segment, overall sales for the quarter ended June 30, 1997, increased 1.4% over the quarter ended June 30, 1996, and decreased 5.4% for the three months ended June 30, 1997, over the fourth quarter of the fiscal year ended March 31, 1997. The increase for the quarter in the Imaging segment is primarily the result of increased lower margin color photochemical sales from the segment's domestic operations, as well as increased sales from the Company's foreign subsidiaries. The decrease as compared to the fourth quarter of fiscal 1997 reflects seasonality of the Imaging business as well as continuing pressure from sales consolidation in the medical chemistry markets.

    Net income for the quarter ended June 30, 1997, decreased 7.7% over the quarter ended June 30, 1996, due primarily to the shortfall in the Cleaning and Personal Care Products segment's sales.

    Gross margins have decreased to 46.7% for this quarter versus 47% for the year ended March 31, 1997, and 48.2% for the same quarter last year. Lower gross margins in the Cleaning and Personal Care Products segment as compared to the previous year, reflects the shortfall in direct selling sales. Gross margins in the Imaging segment have decreased to 39.3% from 41% at March 31, 1997, and 39.9% for the quarter ended June 30, 1996, due to continued competitive pricing pressures in the photochemical and medical imaging industries. The Company does not expect margin improvements as it is anticipated that newer contracts obtained will be at reduced margins in both the Cleaning and Personal Care Products and Imaging segments. This should be offset somewhat by operational efficiencies gained through additional production through-put utilizing newer, more efficient machinery and equipment which have been installed worldwide in all of the Company's production facilities.

    Selling, administrative, and engineering costs this quarter were 33.5% of sales compared with 32.8% at March 31, 1997, and 33.7% in the same quarter of last year. The increase from year end reflects additional spending for marketing and promotional programs in both segments.

    Net interest income for the quarter as compared to net interest expense in the previous year's quarter was the result of continued strong cash flows from operations, as well as the continued availability of interest earning funds.

FOREIGN OPERATIONS
------------------

    Combined foreign operations showed improved operating results as both CPAC Europe and CPAC Italia's net income for the quarter were substantially higher than the same quarter last year. While the economies of Italy and Belgium have been suffering from economic slowdowns, sales volumes and market share of CPAC subsidiaries in these countries have continued to improve. Currency translation rates for both Belgium and Italy have recently moved significant higher which will offset a portion of the strong sales gains from these operations in the second quarter.

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


FORWARD-LOOKING INFORMATION
---------------------------

    This Form 10-Q contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


    The Future Factors that may affect the operations, performance and results of the Company's business include the following:

   a. general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations;

   b. the Company's ability to continue to control and reduce its costs of production;

   c. the level of demand for the Company's Imaging products and impact of digital imaging;

   d. the level of competition and consolidation within the imaging industry;

   e. the effect of changes in the distribution channels for the Company's Cleaning and Personal Care Products;

   f. the level of demand for contract manufactured Cleaning and Personal Care Products; and

   g. the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with whom they transact business.

    Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

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

        (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession
             Not applicable

        (3)  Articles of incorporation, By-laws
             3.1  Certificate of Incorporation, as amended September 11, 1996

             3.2  By-laws, as amended, incorporated by reference to Form 10-K, filed for period ended March 31, 1989

        (4) Instruments defining the rights of security holders, including indentures
             4.1  Loan Agreement dated February 9, 1994, and Letter of
               Commitment dated December 16, 1993, incorporated by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit
               99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996


        (10) Material contracts
             Not applicable

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

                                                          CPAC, INC.


Date        August 5, 1997                  By  /s/ Thomas N. Hendrickson
     ----------------------------               --------------------------------
-
                                                Thomas N. Hendrickson,
                                                President,
                                                Chief Executive Officer,
                                                Treasurer


Date        August 5, 1997                  By  /s/ Thomas J. Weldgen
     ----------------------------               --------------------------------
-
                                                Thomas J. Weldgen
                                                Chief Financial Officer


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

  3.     Articles of incorporation, By-Laws

         3.1  Certificate of Incorporation, as amended September
           11, 1996                                                          N/A

         3.2  By-laws, as amended, incorporated by reference to
           Form 10-K, filed for period ended March 31, 1989                  N/A

  4. Instruments defining the rights of security holders, including indentures

         4.1  Loan Agreement dated February 9, 1994, and Letter of
           Commitment dated December 16, 1993, incorporated by
           reference to Form 10-K filed for period ended March 31,
           1994, as amended by Exhibits 99.1 to 99.3 filed as
           Exhibits to the Form 10-Q for the quarter ended
           December 31, 1994, and amended by Letter of extension
           and increase dated October 29, 1996, filed as Exhibit
           99.1 to Form 10-Q for the quarter ended September 30,
           1996, and further amended by First Amendment to Second
           Amended and Restated Loan Agreement dated October 31,
           1996, filed as Exhibit 4.1 to Form 10-Q for the quarter
           ended December 31, 1996                                           N/A

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


 15.   Letter re unaudited interim financial information                     N/A

 18.   Letter re change in accounting principles                             N/A

 19.   Report furnished to security holders                                  N/A

 22.   Published report regarding matters submitted to
       vote of security holders                                              N/A

 23.   Consents of experts and counsel                                       N/A

 24.   Power of attorney                                                     N/A

 27.   Financial data schedule                                                15

 99.   Additional exhibits                                                   N/A