Form 10-Q
period 1997-09-30
CPAC INC
filed 1997-10-29
CIK 351717

FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended            September 30, 1997
                     -----------------------------------------------------------

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

      Yes [ X ]   No [    ]

As of September 30, 1997, there were outstanding 7,144,251 shares of the Company's Common Stock, $.01 Par Value. Options for 810,980 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

                          CPAC, INC. AND SUBSIDIARIES
                           --------------------------

                                     INDEX
                                     -----


PART I   FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

  Item 1.   Financial Statements

         CPAC, Inc. and Subsidiaries Consolidated
            Balance Sheets - September 30, 1997 (Unaudited),
            and March 31, 1997                                               3

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Six Months Ended
            September 30, 1997, and September 30, 1996 (Unaudited)           4

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Three Months Ended
            September 30, 1997, and September 30, 1996 (Unaudited)           5

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Cash Flows - Six Months Ended
            September 30, 1997, and September 30, 1996 (Unaudited)           6

         Notes to Consolidated Financial Statements                          7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9


PART II  OTHER INFORMATION
         -----------------

  Item 1.   Legal Proceedings                                               13

  Item 2.   Changes in Securities                                           13

  Item 3.   Defaults Upon Senior Securities                                 13

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                                13

  Item 5.   Other Information                                               13

  Item 6.   Exhibits and Reports on Form 8-K                                14

SIGNATURE PAGE                                                              16

EXHIBIT INDEX                                                               17

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                               ASSETS
                                                               ------
                                                                               SEPTEMBER 30, 1997        MARCH 31, 1997
                                                                               ------------------        --------------
                                                                                  (Unaudited)                (Note)
Current assets:
   Cash and cash equivalents                                                   $      5,450,732        $     15,106,868
   Accounts receivable (net of allowance for doubtful
     accounts of $833,000 and $587,000, respectively)                                18,709,395              13,776,933
   Inventory                                                                         19,727,513              17,209,020
   Prepaid expenses and other current assets                                          2,424,505               2,079,016
                                                                               ----------------        ----------------
        Total current assets                                                         46,312,145              48,171,837
Property, plant and equipment, net                                                   17,527,937              16,627,595
Goodwill and intangible assets (net of amortization of
   $1,709,518 and $1,594,118, respectively)                                          13,712,530               2,426,854
Other assets                                                                          1,655,438               1,789,846
                                                                               ----------------        ----------------

                                                                               $     79,208,050        $     69,016,132
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------

Current liabilities:
   Current portion of long-term debt                                           $        118,200        $        137,612
   Accounts payable                                                                   5,556,110               4,066,593
   Accrued payroll and related expenses                                               1,926,280               1,877,859
   Accrued income taxes payable                                                         536,433                 210,481
   Other accrued expenses and liabilities                                             4,826,665               3,434,274
                                                                               ----------------        ----------------
     Total current liabilities                                                       12,963,688               9,726,819

Long-term debt, net of current portion                                               10,562,607               6,740,535
Accrued deferred compensation                                                           560,736                 566,047
Accrued royalty                                                                       1,627,103               1,627,103
Other long-term liabilities                                                             792,790                 736,790
Minority interest in foreign subsidiary                                                  44,429                  38,240
Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized 20,000,000 shares;
     Issued 7,229,558 shares and 7,228,524 shares,
        respectively                                                                     72,296                  72,286
   Additional paid-in capital                                                        26,583,790              26,598,238
   Retained earnings                                                                 27,361,649              23,710,911
Foreign currency translation adjustment                                                (770,850)               (210,649)
                                                                               ----------------        ----------------
                                                                                     53,246,885              50,170,786
Less:  Treasury stock, at cost, 85,307 shares                                          (590,188)               (590,188)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        52,656,697              49,580,598
                                                                               ----------------        ----------------

                                                                               $     79,208,050        $     69,016,132
                                                                               ================        ================

           Note:  The balance sheet at March 31, 1997 has been taken from the audited financial statements of that date.


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------
                                             SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                              ----------------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1997                        1996
                                                                              ----                        ----
Net sales                                                              $      49,833,789            $     47,414,271
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              27,351,505                  24,640,673
   Selling, administrative and
     engineering expenses                                                     15,827,199                  15,466,677
   Research and development expense                                              375,437                     329,922
   Minority interest in consolidated
     foreign subsidiary                                                            6,189                       3,686
   Interest expense, net                                                          42,721                      47,162
                                                                       -----------------            ----------------


                                                                              43,603,051                  40,488,120
                                                                       -----------------            ----------------

Income before income tax expense                                               6,230,738                   6,926,151

Provision for income tax expense                                               2,580,000                   2,846,000
                                                                       -----------------            ----------------

        Net income                                                     $       3,650,738            $      4,080,151
                                                                       =================            ================

Income per common share
   (Primary and Fully Diluted):

        Net income                                                     $            0.50            $           0.55
                                                                       =================            ================

Common shares outstanding - fully diluted                                      7,253,123                   7,425,900
                                                                       =================            ================






                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                             SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                              ----------------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1997                        1996
                                                                              ----                        ----
Net sales                                                              $      27,810,071            $     24,892,713
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              15,617,877                  12,974,568
   Selling, administrative and
     engineering expenses                                                      8,458,910                   7,879,479
   Research and development expense                                              210,267                     168,037
   Minority interest in consolidated
     foreign subsidiary                                                            3,887                       2,955
   Interest expense, net                                                         110,593                       5,288
                                                                       -----------------            ----------------


                                                                              24,401,534                  21,030,327
                                                                       -----------------            ----------------

Income before income tax expense                                               3,408,537                   3,862,386

Provision for income tax expense                                               1,435,000                   1,600,000
                                                                       -----------------            ----------------

        Net income                                                     $       1,973,537            $      2,262,386
                                                                       =================            ================

Income per common share
   (Primary and Fully Diluted):

        Net income                                                     $            0.27            $           0.31
                                                                       =================            ================

Common shares outstanding - fully diluted                                      7,240,772                   7,375,989
                                                                       =================            ================






                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------
                                             SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                              ----------------------------------------

                                                             UNAUDITED
                                                             ---------

                                                                                        1997                   1996
                                                                                        ----                   ----
Cash flows from operating activities:
   Net income                                                                     $    3,650,738         $    4,080,151
                                                                                  --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                                  1,163,115              1,015,627
        Amortization of intangible assets                                                283,579                157,941
   Changes in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                                           (1,935,913)              (792,318)
        Inventory                                                                      1,621,261                  3,216
        Accounts payable                                                                 943,892             (1,681,382)
        Accrued expenses & liabilities                                                  (580,424)               174,030
        Accrued deferred compensation                                                     (9,606)                51,475
        Other changes, net                                                               (70,001)               560,624

                                                                                  ---------------        --------------
          Total adjustments                                                            1,415,903               (510,787)
                                                                                  --------------         --------------
            Net cash provided by operating activities                                  5,066,641              3,569,364
                                                                                  --------------         --------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment, net                                      (887,769)              (950,946)
   Business acquisition, net of cash acquired                                        (17,549,000)
                                                                                  --------------         --------------
        Net cash used in investing activities                                        (18,436,769)              (950,946)
                                                                                  --------------         --------------

Cash flows from financing activities:
   Common stock repurchase                                                              (160,388)            (2,688,400)
   Issuance of common stock, net                                                         145,950                 54,562
   Proceeds from long-term borrowings                                                  6,000,000
   Repayment of long-term borrowings                                                  (2,266,257)              (420,142)
                                                                                  --------------         --------------
        Net cash provided (used) in financing activities                               3,719,305             (3,053,980)
                                                                                  --------------         --------------
   Effect of exchange rate changes on cash                                                (5,313)
                                                                                  --------------         --------------

        Net decrease in cash and cash equivalents                                     (9,656,136)              (435,562)
Cash and cash equivalents - beginning of period                                       15,106,868             13,667,286
                                                                                  --------------         --------------
Cash and cash equivalents - end of period                                         $    5,450,732         $   13,231,724
                                                                                  ==============         ==============



                          CPAC, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   UNAUDITED
                                    --------


1. - CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------

    The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the six-month periods ended September 30, 1997 and September 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1997 (which include only normal recurring adjustments), have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1997, annual report to shareholders. The results of operations for the six months ended September 30, 1997, are not necessarily indicative of the operating results for the full year.


2 - INVENTORY
    ---------


Inventory is summarized as follows:
                                             SEPTEMBER 30, 1997  MARCH 31, 1997
                                             ------------------   -------------

     Raw materials and purchased parts           $8,588,902       $7,791,672
     Work-in-process                              1,045,434        1,001,775
     Finished goods                               9,821,320        8,218,866
     Promotional supplies                           271,859          196,707
                                                 ----------       -----------
                                                 $19,727,513      $17,209,020
                                                 ===========      ===========


3 - ACQUISITION
   ------------

    On July 23, 1997, the Company purchased certain assets of the commercial cleaning chemicals business of IVAX Industries, Inc., a wholly-owned subsidiary of IVAX Corporation, for $17,000,000 in cash, assumption of certain liabilities, and acquisition related costs of $549,000 for a total asset purchase price of approximately $20,369,000. The purchase price is subject to adjustment upon completion of a closing date audited balance sheet of the assets purchased and liabilities assumed. The acquired operation, which will operate as the Cleaning Technologies Group, manufactures and distributes 177 chemical products for commercial and janitorial cleaning, including floor and carpet care, germicidal cleaners, air deodorizers, industrial degreasers and hand soaps.

    The acquisition has been accounted for as a purchase transaction, and the purchase price has been preliminarily allocated as follows:

            Accounts Receivable                 $  3,116,000
            Inventory                              4,258,000
            Other current assets                     179,000
            Machinery and equipment                1,300,000
            Intangible assets                     11,516,000
                                                ------------
            Total assets acquired                 20,369,000
                  Less: Liabilities assumed       (2,820,000)
                                                ------------
                                                $ 17,549,000
                                                ============

    The Cleaning Technologies Group operates as a division of The Fuller Brush Company, Inc. and its results of operations from the July 23, 1997 acquisition date were consolidated into the financial results for the quarter and six months ended, September 30, 1997.

    On a pro forma (unaudited) basis, if the acquisition had occurred as of April 1, 1996, the consolidated results of operations for the six months ended September 30, 1997 and 1996 of the Company would have been approximately:

                                    PERIOD-ENDED            PERIOD-ENDED
                                 SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                 ------------------      ------------------
                                    (UNAUDITED)             (UNAUDITED)

   Net sales                        $ 58,356,000            $ 61,701,000
   Net income                          3,895,000               3,998,000
   Net income per share

   (both primary and fully diluted) $       0.54            $      0.55

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



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------


                        LIQUIDITY AND CAPITAL RESOURCES
                        --------------------------------

    The Company's acquisition of the Cleaning and Technologies Group (CTG) utilized $11 million of the Company's cash on hand, and required borrowing of $6 million on its domestic line of credit facility. Although the Company's maximum borrowing capacity under this facility is $10 million, discussions with the Company's main US bank are currently underway to restructure a portion of the acquisition borrowing into a term loan, and also increase the maximum available borrowing under the existing facility. The Company did negotiate an amendment to the loan agreement with regards to its borrowing rate, which lowered the Company's rate to the lower of prime or the 30 day LIBOR rate plus .75%. (Interest at 7.17% at September 30, 1997). At September 30, 1997, there was $3,847,302 outstanding under this line of credit. Currently, the line of credit facility matures in October, 1999, and requires meeting certain financial covenants, with which the Company was in compliance at September 30, 1997.

    Despite the significant use of funds to finance the CTG acquisition, the Company has been able to reduce its borrowings on its line of credit due to continued strong operating cash flows. In addition, the Company has maintained over $4.5 million in short-term investments which it can use to reduce borrowings further, or for other working capital needs.

    The Company also maintains a line of credit facility with a major Belgian bank, which was not accessed at September 30, 1997. The amount available is
34.3 million Belgian francs (approximately $953,000 based on the June conversion rate for the Belgian franc).

    The working capital ratios at September 30, 1997, March 31, 1997, and September 30, 1996 were, 3.57 to 1, 4.95 to 1, and 4.6 to 1, respectively. The decrease in the working capital at September 30, 1997, as compared to March 31, 1997, and September 30, 1996, is the result of the acquisition of the Cleaning Technologies Group.

    Management believes that the remaining invested funds, coupled with existing available lines of credit, and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of September 30, 1997. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

ASSET TURNOVER RATIOS
---------------------
                         SEPTEMBER 30, 1997  MARCH 31, 1997  SEPTEMBER 30, 1996

                          -----------------   -------------   ------------------
    (1) Receivables-days
           outstanding       59.7 days          54.3 days         52.2 days

    (2) Annual inventory
           turns             3.0 times          2.9 times         3.0 times

     At September 30, 1997, the increase in days outstanding is due to a lengthening in some Imaging customer receivable terms over the previous quarter. Imaging customers typically average 90 days outstanding, versus Cleaning and Personal Care Products segment customers which, due to Stanley's predominantly cash sales, generally have shorter payment terms.

     Inventory turns have remained fairly stable compared to the year ended March 31, 1997 and quarter ended September 30, 1996.


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

    Sales for the quarter ended September 30, 1997 increased 11.7% over the quarter ended September 30, 1996, and increased 5.1% for the six months ended September 30, 1997, over the six months ended September 30, 1996. Sales for the quarter in the Cleaning and Personal Care Products segment have increased 31.6% compared with the quarter ended September 30, 1996, and increased 13.5% for the six months ended September 30, 1997, over the six months ended September 30, 1996. The increase for the quarter and six months is a result of the acquisition of the Cleaning Technologies Group, net of decreases in the Stanley Home Products and Fuller Brush direct selling businesses which were impacted by the UPS strike. For the Imaging segment, overall sales for the quarter ended September 30, 1997, decreased 8.2% over the quarter ended September 30, 1996, and decreased 3.8% for the six months ended September 30, 1997, over the six months ended September 30, 1996. The decrease for the quarter and six months in the Imaging segment is primarily the result of decreased chemical sales in the domestic Medical Imaging business, as well as a slowdown in sales in the U.S. color photochemical market.

    Gross Margins have decreased to 43.8% for this quarter versus 47.0% for the year ended March 31, 1997, and 47.9% for the same quarter last year. Gross Margins in the Cleaning and Personal Care Products segment have decreased to 46.4% from 53.7% for the year ended March 31, 1997, and 54.2% for the same quarter last year, partly as a result of the inclusion of the Cleaning Technologies Group's business, which historically has operated at a lower margin than Fuller and Stanley's operations. Also, lower Fuller and Stanley direct sales as a result of the UPS strike, lowered the blended gross margin for the segment. Gross Margins in the Imaging segment have decreased to 40.1% from 41.0% for the year ended March 31, 1997, and 41.5% for the same quarter last year. The decrease is largely attributable to continued competitive pricing pressures in the photochemical and medical imaging industries. The Company does not expect substantial margin improvement as it is anticipated that newer contracts obtained will be at reduced margins in both the Cleaning and Personal Care Products and Imaging segments.

    Selling, administrative, and engineering costs this quarter were 30.4%, versus 32.8% for the year ended March 31, 1997, versus 31.7% for the same quarter last year. In the Cleaning and Personal Care Products segment, selling, administrative, and engineering costs for this quarter decreased to 34.0% from 36.7% for the year ended March 31, 1997, and 36.3% for the same quarter last year. This decrease is partly attributable to the Cleaning Technologies Group business, whose selling, administrative, and engineering costs as a percentage of sales, are less than the Direct selling business of Fuller and Stanley.
In the Imaging segment, selling, administrative, and engineering costs for this quarter decreased to 27.4% from 28.6% for the year ended March 31, 1997, but increased from the 26.8% incurred in the same quarter last year. The quarter to quarter increase is directly attributable to the shortfall of sales, while the decrease from year end is a result of cost savings measures put into place, due to slow sales.

    Net interest expense increased significantly for the quarter ended September 30, 1997 versus the quarter ended September 30, 1996, due to the borrowings and use of invested funds for the acquisition of the Cleaning Technologies Group in July, 1997. Net interest expense was slightly lower for the six months ended September 30, 1997 versus September 30, 1996, due to invested funds and strong cash flows for much of the period prior to the acquisition.

    The Provision for income taxes as a percentage of pretax income for the quarter was 42.1% versus 41.4% for the quarter ended September 30, 1996, and for the six months ended September 30, 1997 was 41.4% versus 41.1% for the six months ended September 30, 1996. The increases are partially attributable to increased state income taxes as a result of the Cleaning Technologies Group acquisition.

    Net income for the quarter ended September 30, 1997, decreased 12.8% over the quarter ended September 30, 1996, due primarily to the shortfall in the Imaging segment's sales as well as the impact of the UPS strike on the Cleaning and Personal Care Products operations. Net income for the six months ended September 30, 1997 decreased 10.5 % over the six months ended September 30, 1996, again due to shortfall in both segment's sales (exclusive of the Cleaning Technologies Group sales).



FOREIGN OPERATIONS
------------------

    Combined foreign operations showed improved operating results as both CPAC Europe and CPAC Italia's net income for the quarter were substantially higher than the same quarter last year. While the economies of Italy and Belgium have been suffering from economic slowdowns, sales volumes and market share of CPAC subsidiaries in these countries have continued to improve. Currency translation rates for both Belgium and Italy have recently moved significant higher which will offset a portion of the strong sales gains from these operations in the third quarter.

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

                                    PART II
                                     ------
                               OTHER INFORMATION
                               ------------------

Item 1. Legal Proceedings
        -----------------
        None


Item 2. Changes in Securities
        --------------------
        None


Item 3. Defaults Upon Senior Securities
        ------------------------------
        None


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
     1. The Annual Meeting of the Shareholders of the Registrant was held on August 6, 1997. At such Annual Meeting, the following individuals were elected as Directors of the Registrant, to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:
                                                        Number of Votes:
                                                        ----------------

                                                      For            Withheld
                                                       --            --------
        Thomas N. Hendrickson                      6,117,166           15,384
        Robert C. Isaacs                           6,117,166           15,384
        Robert Oppenheimer                         6,116,539           16,011
        Seldon T. James, Jr.                       6,116,639           15,911
        John C. Burton                             6,116,966           15,584

     2. In addition, at such Annual Meeting, the Shareholders:
      (a) ratified the appointment of Coopers & Lybrand L.L.P. by the Board of Directors, as independent auditors of the Registrant for the fiscal year ending March 31, 1998, with votes cast as follows:
                      For             Against           Abstain
                       --              ------            ------
                   6,124,772           3,835             3,943

      (b) approved the amendment of the Company's Long-Term Stock Investment Plan to permit use of Company stock acquired under any of the Company's employee stock option plans as payment for exercise of options under the Plan with votes cast as follows:
                      For             Against           Abstain
                       --              ------            ------
                   5,224,859          507,924            22,327


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

        (18) Letter re change in accounting principles
             Not applicable

        (19) Report furnished to security holders
             Not applicable

        (22) Published report regarding matters submitted to vote of security holders
             Not applicable

        (23) Consents of experts and counsel
             Not applicable

        (24) Power of attorney
             Not applicable

        (27) Financial data schedule

        (99) Additional exhibits
             99.1 Amendment Agreement dated September 12, 1997 with NationsBank,
               N.A., adjusting the applicable margin rate on borrowings.

     b. Reports Filed on 8-K


      On August 5, 1997, the Company filed a Current Report (Form 8-K) with respect to the July 23, 1997 acquisition by the Fuller Brush Company, Inc. (a wholly-owned subsidiary of the Company), of certain assets of the commercial cleaning chemicals business of IVAX Industries, Inc., a wholly-owned subsidiary of IVAX Corporation.



                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          CPAC, INC.


Date        October 29, 1997                By  /s/ Thomas N. Hendrickson
     ----------------------------               -------------------------------
                                                Thomas N. Hendrickson,
                                                President,
                                                Chief Executive Officer,
                                                Treasurer


Date        October 29, 1997                By  /s/ Thomas J. Weldgen
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

 15.     Letter re unaudited interim financial information                 N/A

 18.     Letter re change in accounting principles                         N/A

 19.     Report furnished to security holders                              N/A

 22.     Published report regarding matters submitted to
         vote of security holders                                          N/A

 23.     Consents of experts and counsel                                   N/A

 24.     Power of attorney                                                 N/A

 27.     Financial data schedule                                            18

 99.     Additional exhibits

         99.1 Amendment Agreement dated September 12, 1997 with
           NationsBank, N.A., adjusting the applicable margin rate
           on borrowings.                                                   19