Form 10-Q
period 1997-12-31
CPAC INC
filed 1998-02-06
CIK 351717

FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended            December 31, 1997
                     -----------------------------------------------------------

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

      Yes [ X ]   No [    ]

As of December 31, 1997, there were outstanding 7,007,889 shares of the Company's Common Stock, $.01 Par Value. Options for 787,542 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.



                          CPAC, INC. AND SUBSIDIARIES
                          ---------------------------

                                     INDEX
                                     -----


PART I   FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

  Item 1.   Financial Statements

         CPAC, Inc. and Subsidiaries Consolidated
            Balance Sheets - December 31, 1997 (Unaudited),
            and March 31, 1997                                               3

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Nine Months Ended
            December 31, 1997, and December 31, 1996 (Unaudited)             4

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Three Months Ended
            December 31, 1997, and December 31, 1996 (Unaudited)             5

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Cash Flows - Nine Months Ended
            December 31, 1997, and December 31, 1996 (Unaudited)             6

         Notes to Consolidated Financial Statements                          7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             10


PART II  OTHER INFORMATION
         -----------------

  Item 1.   Legal Proceedings                                               14

  Item 2.   Changes in Securities                                           14

  Item 3.   Defaults Upon Senior Securities                                 14

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                                14

  Item 5.   Other Information                                               14

  Item 6.   Exhibits and Reports on Form 8-K                                14

SIGNATURE PAGE                                                              16

EXHIBIT INDEX                                                               17

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                               ASSETS
                                                               ------
                                                                               DECEMBER 31, 1997         MARCH 31, 1997
                                                                                ----------------         --------------
                                                                                  (Unaudited)                (Note)
Current assets:
   Cash and cash equivalents                                                   $      4,950,576        $     15,106,868
   Accounts receivable (net of allowance for doubtful
     accounts of $888,000 and $587,000, respectively)                                18,708,490              13,776,933
   Inventory                                                                         20,217,047              17,209,020
   Prepaid expenses and other current assets                                          3,162,252               2,079,016
                                                                               ----------------        ----------------
        Total current assets                                                         47,038,365              48,171,837
Property, plant and equipment, net                                                   17,297,895              16,627,595
Goodwill and intangible assets (net of amortization of
   $1,839,457 and $1,594,118, respectively)                                          13,895,918               2,426,854
Other assets                                                                          1,594,024               1,789,846
                                                                               ----------------        ----------------

                                                                               $     79,826,202        $     69,016,132
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------

Current liabilities:
   Current portion of long-term debt                                           $        118,201        $        137,612
   Accounts payable                                                                   6,305,427               4,066,593
   Accrued payroll and related expenses                                               1,954,044               1,877,859
   Accrued income taxes payable                                                         603,382                 210,481
   Other accrued expenses and liabilities                                             4,053,285               3,434,274
                                                                               ----------------        ----------------
     Total current liabilities                                                       13,034,339               9,726,819

Long-term debt, net of current portion                                               10,236,205               6,740,535
Accrued deferred compensation                                                           585,138                 566,047
Accrued royalty                                                                       1,627,103               1,627,103
Other long-term liabilities                                                           1,320,790                 736,790
Minority interest in foreign subsidiary                                                  50,528                  38,240
Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized 20,000,000 shares;
     Issued 7,093,196 shares and 7,228,524 shares,
        respectively                                                                     70,932                  72,286
   Additional paid-in capital                                                        25,111,548              26,598,238
   Retained earnings                                                                 29,280,036              23,710,911
Foreign currency translation adjustment                                                (900,229)               (210,649)
                                                                               ----------------        ----------------
                                                                                     53,562,287              50,170,786
Less:  Treasury stock, at cost, 85,307 shares                                          (590,188)               (590,188)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        52,972,099              49,580,598
                                                                               ----------------        ----------------

                                                                               $     79,826,202        $     69,016,132
                                                                               ================        ================

           Note:  The balance sheet at March 31, 1997 has been taken from the audited financial statements of that date.


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------
                                              DECEMBER 31, 1997 AND DECEMBER 31, 1996
                                               --------------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1997                        1996
                                                                              ----                        ----
Net sales                                                              $      78,913,854            $     70,633,930
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              43,825,713                  37,020,633
   Selling, administrative and
     engineering expenses                                                     24,907,300                  22,835,541
   Research and development expense                                              499,195                     506,956
   Minority interest in consolidated
     foreign subsidiary                                                           12,288                       9,149
   Interest expense, net                                                         189,233                      50,507
                                                                       -----------------            ----------------


                                                                              69,433,729                  60,422,786
                                                                       -----------------            ----------------

Income before income tax expense                                               9,480,125                  10,211,144

Provision for income tax expense                                               3,911,000                   4,169,000
                                                                       -----------------            ----------------

        Net income                                                     $       5,569,125            $      6,042,144
                                                                       =================            ================

Income per common share:
   Basic                                                               $            0.78            $           0.84
                                                                       =================            ================
   Diluted                                                             $            0.77            $           0.82
                                                                       =================            ================

Average common shares outstanding:
   Basic                                                                       7,128,137                   7,213,842
                                                                       =================            ================
   Diluted                                                                     7,187,925                   7,365,406
                                                                       =================            ================




                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                              DECEMBER 31, 1997 AND DECEMBER 31, 1996
                                               --------------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1997                        1996
                                                                              ----                        ----
Net sales                                                              $      29,080,065            $     23,219,659
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              16,474,208                  12,379,960
   Selling, administrative and
     engineering expenses                                                      9,080,101                   7,368,864
   Research and development expense                                              123,758                     177,034
   Minority interest in consolidated
     foreign subsidiary                                                            6,099                       5,463
   Interest expense, net                                                         146,512                       3,345
                                                                       -----------------            ----------------


                                                                              25,830,678                  19,934,666
                                                                       -----------------            ----------------

Income before income tax expense                                               3,249,387                   3,284,993

Provision for income tax expense                                               1,331,000                   1,323,000
                                                                       -----------------            ----------------

        Net income                                                     $       1,918,387            $      1,961,993
                                                                       =================            ================

Income per common share:
   Basic                                                               $            0.27            $           0.28
                                                                       =================            ================
   Diluted                                                             $            0.27            $           0.27
                                                                       =================            ================

Average common shares outstanding:
   Basic                                                                       7,083,647                   7,078,900
                                                                       =================            ================
   Diluted                                                                     7,100,120                   7,270,450
                                                                       =================            ================





                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------
                                              DECEMBER 31, 1997 AND DECEMBER 31, 1996
                                               --------------------------------------

                                                             UNAUDITED
                                                             ---------

                                                                                        1997                   1996
                                                                                        ----                   ----
Cash flows from operating activities:
   Net income                                                                     $    5,569,125         $    6,042,144
                                                                                  --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                                  1,749,460              1,545,640
        Amortization of intangible assets                                                364,934                229,222
   Changes in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                                           (2,015,646)              (442,185)
        Inventory                                                                        981,658             (1,191,733)
        Accounts payable                                                               1,646,301             (1,844,109)
        Accrued expenses & liabilities                                                (1,593,806)               164,388
        Accrued deferred compensation                                                     13,264                 95,962
        Other changes, net                                                               676,146                218,077

                                                                                  --------------         --------------
          Total adjustments                                                            1,822,311             (1,224,738)
                                                                                  --------------         --------------
            Net cash provided by operating activities                                  7,391,436              4,817,406
                                                                                  --------------         --------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment, net                                    (1,279,069)            (1,474,104)
   Business acquisition, net of cash acquired                                        (18,201,000)
                                                                                  --------------         --------------
        Net cash used in investing activities                                        (19,480,069)            (1,474,104)
                                                                                  --------------         --------------

Cash flows from financing activities:
   Common stock repurchase                                                            (1,834,994)            (2,688,400)
   Issuance of common stock, net                                                         346,950                398,348
   Proceeds from long-term borrowings                                                  6,000,000
   Repayment of long-term borrowings                                                  (2,577,689)              (542,573)
                                                                                  --------------         --------------
        Net cash provided (used) in financing activities                               1,934,267             (2,832,625)
                                                                                  --------------         --------------
   Effect of exchange rate changes on cash                                                (1,926)
                                                                                  --------------         --------------

        Net increase (decrease) in cash and cash equivalents                         (10,156,292)               510,677
Cash and cash equivalents - beginning of period                                       15,106,868             13,667,286
                                                                                  --------------         --------------
Cash and cash equivalents - end of period                                         $    4,950,576         $   14,177,963
                                                                                  ==============         ==============




                          CPAC, INC. AND SUBSIDIARIES
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   UNAUDITED
                                    --------


1. - CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------

    The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the nine-month periods ended December 31, 1997 and December 31, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at December 31, 1997 (which include only normal recurring adjustments), have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1997, annual report to shareholders. The results of operations for the nine months ended December 31, 1997, are not necessarily indicative of the operating results for the full year.


2 - INVENTORY
    ---------

Inventory is summarized as follows:
                                             DECEMBER 31, 1997  MARCH 31, 1997
                                              ----------------  --------------

     Raw materials and purchased parts           $8,354,631      $ 7,791,672
     Work-in-process                              1,059,273        1,001,775
     Finished goods                              10,548,372        8,218,866
     Promotional supplies                           254,771          196,707
                                                 ----------      -----------
                                                 $20,217,047     $17,209,020
                                                 ===========     ===========


3 - EARNINGS PER SHARE
    ------------------

    The Company has adopted Statement of Financial Accounting Standards
(SFAS)No. 128, "Earnings per Share", which was issued by the Financial Accounting Standards Board in February, 1997. SFAS No. 128 requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all statements of earnings for periods ending after December 15, 1997. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options. Reported earnings per share in prior periods have been restated to conform with the provisions of SFAS 128.


                                    THREE MONTHS                NINE MONTHS
                                 ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                 1997           1996        1997           1996
                                 -------------------        -------------------
BASIC EARNINGS PER SHARE
Basic Shares Outstanding:
  Weighted average number of
     shares outstanding       7,083,647    7,078,900      7,128,137    7,213,842

  Net income                  1,918,387    1,961,993      5,569,125    6,042,144

  Basic EPS                         0.27        0.28           0.78         0.84

DILUTED EARNINGS PER SHARE
Diluted Shares Outstanding:
  Weighted average number of
     shares outstanding       7,083,647    7,078,900      7,128,137    7,213,842
  Effect of dilutive
     stock options               16,473      191,550         59,788      151,564
                             ----------   ----------     ----------   ----------
  Dilutive shares
     outstanding              7,100,120    7,270,450      7,187,925    7,365,406

  Net income                  1,918,387    1,961,993      5,569,125    6,042,144

  Diluted EPS                       0.27        0.27           0.77         0.82

    Unexercised stock options to purchase 417,380 shares of the Company's common stock as of December 31, 1997, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 1997, are still outstanding at the end of the period.


4 - ACQUISITION
   ------------

    On July 23, 1997, the Company purchased certain assets of the commercial cleaning chemicals business of IVAX Industries, Inc., a wholly-owned subsidiary of IVAX Corporation, for $17,590,000 in cash, assumption of certain liabilities, and acquisition related costs of $611,000 for a total asset purchase price of approximately $20,955,000. The acquired operation, which will operate as the Cleaning Technologies Group (CTG), manufactures and distributes 177 chemical products for commercial and janitorial cleaning, including floor and carpet care, germicidal cleaners, air deodorizers, industrial degreasers and hand soaps.

    The acquisition has been accounted for as a purchase transaction. The Company has made a preliminary allocation of the purchase price of CTG based on the estimated respective fair values of the acquired assets and liabilities, and expects to finalize the acquisition accounting by the end of its fiscal year. The final allocation is not expected to have a significant impact upon the results of operations as previously reported. The preliminary purchase price has been allocated as follows:

            Accounts Receivable                 $  3,072,000
            Inventory                              4,150,000
            Other current assets                     590,000
            Machinery and equipment                1,300,000
            Intangible assets                     11,843,000
                                                ------------
            Total assets acquired                 20,955,000
                  Less: Liabilities assumed       (2,754,000)
                                                ------------
                                                $ 18,201,000
                                                ============

    The Cleaning Technologies Group operates as a division of The Fuller Brush Company, Inc. and its results of operations from the July 23, 1997 acquisition date were consolidated into the financial results for the quarter and nine months ended, December 31, 1997.

    On a pro forma (unaudited) basis, if the acquisition had occurred as of April 1, 1996, the consolidated results of operations for the nine months ended December 31, 1997 and 1996 of the Company would have been approximately:

                                        PERIOD-ENDED          PERIOD-ENDED
                                     DECEMBER 31, 1997     DECEMBER 31, 1996
                                      ----------------      ----------------

                                        (UNAUDITED)           (UNAUDITED)

   Net sales                           $ 87,436,000           $ 91,162,000
   Net income                             5,814,000              5,973,000
   Income per common share:
     Basic                             $        0.82          $       0.83
                                       =============          ============
     Diluted                           $        0.81          $       0.81
                                       =============          ============

   Average common shares outstanding:
     Basic                                7,128,137              7,213,842
                                       ============           ============
     Diluted                              7,187,925              7,365,406
                                       ============           ============

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




ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------


                        LIQUIDITY AND CAPITAL RESOURCES
                        --------------------------------

    The Company's acquisition of the Cleaning and Technologies Group (CTG) on July 23, 1997 necessitated accessing the Company's domestic line of credit for $6 million and utilizing $11 million of cash on hand. However, strong operating cash flows experienced to date, have allowed the Company to reduce the borrowing on the line to a balance at December 31, 1997 of $3,631,536. Strong cash flows have also allowed the Company to continue their stock buy-back program announced earlier in the year, with the Company spending approximately $1,835,000 through December 31, 1997 to acquire over 173,000 shares of the Company's $.01 par common stock. Although the Company's maximum borrowing capacity under this facility is $10 million, the Company continues to discuss restructuring a portion of its outstanding line into a term note facility, as well as expanding its line availability above the $10 million cap. As disclosed in the September 30, 1997 Form 10-Q, the Company negotiated a reduction in its borrowing rate to the lower of prime or the 30 day LIBOR rate plus .75% (interest at 7.17% at December 31, 1997). Currently, the line of credit facility matures in October, 1999, and requires meeting certain financial covenants, with which the Company was in compliance at December 31, 1997.

    The Company continues to maintain over $4.7 million in short-term investments which it can use to reduce borrowings further, or for other working capital needs.

    The Company also maintains a line of credit facility with a major Belgian bank, which was not utilized at December 31, 1997. The amount available is 34.3 million Belgian francs (approximately $935,000 based on the December conversion rate for the Belgian franc).

    The working capital ratios at December 31, 1997, March 31, 1997, and December 30, 1996 were, 3.61 to 1, 4.95 to 1, and 5.15 to 1, respectively. The decrease in the working capital at December 31, 1997, as compared to March 31, 1997, and December 31, 1996, is the result of the acquisition of the Cleaning Technologies Group.

    Management believes that the remaining invested funds, coupled with existing available lines of credit, and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of December 31, 1997. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

ASSET TURNOVER RATIOS
---------------------
                          DECEMBER 31, 1997    MARCH 31, 1997 DECEMBER 31, 1996
                          ----------------    --------------  -----------------
    (1) Receivables-days
           outstanding         56.6 days         54.3 days        51.92 days

    (2) Annual inventory
           turns               3.1 times         2.9 times        2.9 times

     At December 31, 1997, the increase in days outstanding is due to a lengthening in some Imaging customer receivable terms over the previous quarter. Imaging customers typically average 90 days outstanding, versus Cleaning and Personal Care Products segment customers which, due to Stanley's predominantly cash sales, generally have shorter payment terms.

     The increase in inventory turns for the quarter ended December 31, 1997 compared to the year ended March 31, 1997 and quarter ended December 31, 1996, are a function of the planned reduction of levels of Cleaning and Personal Care inventory (exclusive of CTG), as well as concerted efforts to more closely match inventory levels with current sales conditions.



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

    Sales for the quarter ended December 31, 1997 increased 25.2% over the quarter ended December 31, 1996, and increased 11.7% for the nine months ended December 31, 1997, over the nine months ended December 31, 1996. Sales for the quarter in the Cleaning and Personal Care Products segment have increased 48.9% compared with the quarter ended December 31, 1996, and increased 25.0% for the nine months ended December 31, 1997, over the nine months ended December 31, 1996. The increase for the quarter and nine months is a result of the acquisition of the Cleaning Technologies Group, net of decreases in the Stanley Home Products and Fuller Brush direct selling businesses which in the second quarter, were impacted by the UPS strike. For the Imaging segment, overall sales for the quarter ended December 31, 1997, increased 1.0% over the quarter ended December 31, 1996, and decreased 2.2% for the nine months ended
December 31, 1997, compared to the nine months ended December 31, 1996.
Although sales for the quarter as compared to last year were essentially flat, the decrease for the nine months in the Imaging segment is primarily the result of decreased chemical sales in the domestic Medical Imaging business, as well as a slowdown in sales in the U.S. color photochemical market.

    Gross Margins have decreased to 43.3% for this quarter versus 47.0% for the year ended March 31, 1997, and 46.7% for the same quarter last year. Gross Margins in the Cleaning and Personal Care Products segment have decreased to 44.9% from 53.7% for the year ended March 31, 1997, and 50.8% for the same quarter last year, partly as a result of the inclusion of the Cleaning Technologies Group's business, which historically has operated at a lower margin than Fuller and Stanley's operations. Also, continued lower Fuller and Stanley direct sales lowered the blended gross margin for the segment. Gross Margins in the Imaging segment have remained at 41.0% as compared to the year ended
March 31, 1997, and decreased from 42.4% for the same quarter last year. The decrease is largely attributable to continued competitive pricing pressures in the photochemical and medical imaging industries. The Company does not expect substantial margin improvement as it is anticipated that newer contracts obtained will be at reduced margins in both the Cleaning and Personal Care Products and Imaging segments.

    Selling, administrative, and engineering costs this quarter were 31.2%, versus 32.8% for the year ended March 31, 1997, versus 31.7% for the same quarter last year. In the Cleaning and Personal Care Products segment, selling, administrative, and engineering costs for this quarter decreased to 33.9% from 36.7% for the year ended March 31, 1997, and 34.5% for the same quarter last year. This decrease is partly attributable to the Cleaning Technologies Group business, whose selling, administrative, and engineering costs as a percentage of sales, are less than the Direct selling business of Fuller and Stanley.

    In the Imaging segment, selling, administrative, and engineering costs for this quarter decreased to 27.9% from 28.6% for the year ended March 31, 1997, and 28.7% incurred in the same quarter last year. The decrease is a result of cost savings measures put into place.


    Net interest expense increased significantly for the quarter ended
December 31, 1997 versus the quarter ended December 31, 1996, and for the nine months ended December 31, 1997 versus December 31, 1996, due to the borrowings and use of invested funds for the acquisition of the Cleaning Technologies Group in July, 1997.

    The Provision for income taxes as a percentage of pretax income for the quarter was 41.0% versus 40.3% for the quarter ended December 31, 1996, and for the nine months ended December 31, 1997 was 41.3% versus 40.8% for the nine months ended December 31, 1996. The increases are partially attributable to increased state income taxes as a result of the Cleaning Technologies Group acquisition, and increased foreign taxes, due to higher profits from the Company's foreign operations.

    Net income for the quarter ended December 31, 1997, decreased 2.2% over the quarter ended December 31, 1996, due primarily to the shortfall in the domestic Imaging operation's profits as well as the sales shortfall in the Cleaning and Personal Care Products' Direct Selling operations. Net income for the nine months ended December 31, 1997 decreased 7.8% over the nine months ended December 31, 1996, again due to shortfall in both segment's sales (exclusive of the Cleaning Technologies Group sales).

FOREIGN OPERATIONS
------------------

    Foreign operations in Belgium and Italy continued to show strong operating profits for the quarter and year to date as compared to the same quarter in fiscal 1997 and for the nine months then ended. Sales in Europe on a local currency basis (Belgian Franc) increased 26.2% for the quarter, and 22.6% year to date as compared to the similar periods in fiscal 1997. Sales in Italy on a local currency basis (Lira) were down 2.5% for the quarter, but up 2.3% year to date as compared to similar periods in fiscal 1997. However, currency impacts from a stronger US dollar, negatively effected sales and profits after translation for both operations.

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


                                    PART II
                                    -------
                               OTHER INFORMATION
                               ------------------

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

        (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

             Not applicable

        (3)  Articles of incorporation, By-laws
             3.1 Certificate of Incorporation, as amended September 11, 1996, incorporated by reference to Form 10-Q, filed for the period ended September 30, 1996

             3.2 By-laws, as amended, incorporated by reference to Form 10-K, filed for period ended March 31, 1989

        (4) Instruments defining the rights of security holders, including indentures
             4.1 Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997

        (10) Material contracts
             Not applicable

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

        (18) Letter re change in accounting principles
             Not applicable

        (19) Report furnished to security holders
             Not applicable

        (22) Published report regarding matters submitted to vote of security holders
             Not applicable

        (23) Consents of experts and counsel
             Not applicable

        (24) Power of attorney
             Not applicable

        (27) Financial data schedule

        (99) Additional exhibits
             Not applicable

     b. Reports Filed on 8-K

        On October 3, 1997, the Company filed a Current Report (Form 8-K/A) with respect to the July 23, 1997 acquisition by the Fuller Brush Company, Inc. (a wholly-owned subsidiary of the Company), of certain assets of the commercial cleaning chemicals business of IVAX Industries, Inc., a wholly-owned subsidiary of IVAX Corporation.




                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          CPAC, INC.


Date        February 6, 1998                By  /s/ Thomas N. Hendrickson
     ----------------------------               --------------------------------
                                                Thomas N. Hendrickson,
                                                President,
                                                Chief Executive Officer,
                                                Treasurer


Date        February 6, 1998                By  /s/ Thomas J. Weldgen
     ----------------------------               --------------------------------
                                                Thomas J. Weldgen
                                                Chief Financial Officer



                                 EXHIBIT INDEX
                                 -------------
EXHIBIT                                                                    PAGE
-------                                                                    ----


  2.   Plan of acquisition, reorganization, arrangement,
       liquidation, or succession                                            N/A

  3.     Articles of incorporation, By-Laws

         3.1 Certificate of Incorporation, as amended September 11,
             1996, incorporated by reference to Form 10-Q, filed
             for the period ended September 30, 1996                         N/A

         3.2 By-laws, as amended, incorporated by reference to
             Form 10-K, filed for period ended March 31, 1989                N/A

  4. Instruments defining the rights of security holders, including indentures

         4.1 Loan Agreement dated February 9, 1994, and Letter of
             Commitment dated December 16, 1993, incorporated by
             reference to Form 10-K filed for period ended March 31,
             1994, as amended by Exhibits 99.1 to 99.3 filed as
             Exhibits to the Form 10-Q for the quarter ended
             December 31, 1994, and amended by Letter of extension
             and increase dated October 29, 1996, filed as Exhibit
             99.1 to Form 10-Q for the quarter ended September 30,
             1996, and further amended by First Amendment to Second
             Amended and Restated Loan Agreement dated October 31,
             1996, filed as Exhibit 4.1 to Form 10-Q for the quarter
             ended December 31, 1996, and further amended by
             Agreement dated September 12, 1997 filed as
             Exhibit 99.1 to Form 10-Q for the quarter ended
             September 30, 1997                                              N/A

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

 99.   Additional exhibits                                                   N/A