Form 10-K405
period 1998-03-31
CPAC INC
filed 1998-06-24
CIK 351717

FORM 10-K
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended          March 31, 1998
                          ------------------------------------------------------

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


                                    CPAC, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


                New York                                 16-0961040
----------------------------------------     -----------------------------------
  (State or Other Jurisdiction of           (IRS Employer Identification Number)
   Incorporation or Organization)


2364 Leicester Rd., Leicester, New York                    14481
-----------------------------------------    -----------------------------------
(Address of Principal Executive Offices)                 (ZIP Code)


Registrant's telephone number, including area code:   (716)-382-3223
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


As of June 19, 1998, there were outstanding 6,915,055 shares of the Company's Common Stock, $.01 Par Value. The aggregate market value of the 6,444,234 shares held by non-affiliates on that date was $65,852,016, based on the average of high and low bid prices of $10.25 and $10.1875 respectively. Options for 801,557 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Certain portions of Part III of this report are incorporated herein by reference to portions of the Registrant's Proxy Statement dated June 24, 1998.

The Exhibit Index to this Report is found on page 46.




                                   CPAC, INC.
                                   ----------

                               TABLE OF CONTENTS
                               ------------------


PART I
------

Item 1           Business                                                    4

Item 2           Properties                                                 12

Item 3           Legal Proceedings                                          12


PART II
-------

Item 5           Market for the Registrant's Common Equity and
                 Related Security Holder Matters                            13

Item 6           Selected Financial Data                                    14

Item 7           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        15

Item 8           Financial Statements and Supplementary Data                21


PART III
-------

Item 10          Directors and Executive Officers of the Registrant         40

Item 11          Executive Compensation                                     41

Item 12          Security Ownership of Certain Beneficial Owners
                 and Management                                             41

Item 13          Certain Relationships and Related Transactions             41


PART IV
-------

Item 14          Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                                42


SIGNATURES                                                                  45
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

   Allied Diagnostic Imaging Resources, Inc. produces processing chemistries for the medical, dental and industrial X-ray, microfilm, and graphic arts markets. Allied has several well-known registered and trademarked product lines.

   IMG Photo Products, acquired by CPAC, Inc. on March 31, 1989, was founded in 1978. A quality manufacturer of silver recovery equipment and chemical mixers and blenders, IMG was purchased to boost Allied's chemical sales to the graphic arts and medical X-ray industries. IMG's operations were consolidated at CPAC Equipment Division, Leicester, New York, in 1990.

   Pursuing a strategic plan to become a worldwide chemical manufacturer, CPAC Europe, N.V. was formed in December, 1989, as a joint venture. A manufacturing plant was constructed in Herentals, Belgium and opened in June, 1991. Initially, Trebla chemicals were packaged to European standards and sold from this location.

   In July, 1991, CPAC, Inc. purchased the joint venture partner's interest in CPAC Europe, N.V. to obtain 98% ownership of the company. This action was taken to expedite the achievement of CPAC, Inc.'s international goals. During fiscal 1994, additional manufacturing equipment was added allowing on-site mixing capabilities.

   On June 8, 1992, the Company purchased substantially all of the operating assets and assumed certain liabilities from Chimifoto Ornano S.p.A. in Milan, Italy. The transaction was completed through a newly formed entity, CPAC Italia, S.r.l. Now operating as a wholly-owned subsidiary under the name Chimifoto Ornano, the company manufactures color and black-and-white chemicals similar to those produced by the Company's domestic chemical subsidiaries.

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

   On July 23, 1997, CPAC acquired the commercial cleaning chemicals business of IVAX Industries and consolidated it with Fuller Brush's commercial cleaning division to form Cleaning Technologies Group (CTG). CTG operates as a division of Fuller and is positioned to become a major supplier to the janitorial cleaning market through partnerships with distributors and private-label manufacturing. The former IVAX manufacturing facility in Marion, Ohio, will close during fiscal year 1999, and all production will be moved to the Fuller Brush plant in Great Bend, Kansas.

   CPAC, Inc. utilizes a profit center system to capitalize on its internal and acquired management strengths and to assure the continued customer benefits produced by its complementary product lines. CPAC, Inc. is now considered a holding company for the operations of: Trebla Chemical Company; Allied Diagnostic Imaging Resources, Inc.; CPAC Europe, N.V.; CPAC Equipment Division; PRS, Inc. (a sales and marketing organization); CPAC Italia, S.r.l.; The Fuller Brush Company, Inc.; Stanley Home Products; and Cleaning Technologies Group. Each of the operations will be described separately in the following sections.


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

CLEANING AND PERSONAL CARE PRODUCTS SEGMENT
-------------------------------------------

THE FULLER BRUSH COMPANY, INC.
   CPAC acquired the Fuller Brush Company as a major step toward diversification into new specialty chemical markets. Fuller makes over 2,000 different products, including household and commercial cleaning chemicals, brushes, brooms, mops, and personal care products.

   The business is divided into industrial and consumer divisions. In addition, Fuller manufactures its products on a contract basis, and has a relationship with roughly 400 O.E.M. companies. Fuller has more than 100 trademarks in the U.S., Canada, and Puerto Rico, and sells products under a variety of names.

CLEANING TECHNOLOGIES GROUP (CTG)
   Operating as a division of Fuller Brush, Cleaning Technologies Group is comprised of the recently acquired assets of IVAX Industries and Fuller's existing commercial cleaning business. Products are marketed under the recognized trademarks of Franklin(R), Fuller Brush(R) Commercial, and Masury ColumbiaTM through a combined network of 600 distributors. The new entity represents approximately $33 million in yearly revenues.

STANLEY HOME PRODUCTS (SHP)
   CPAC's license agreement to take over the domestic operations of Stanley Home Products enhanced the Company's presence in the Cleaning and Personal Care market by reinforcing the direct selling element of Fuller Brush. Stanley's products include over 250 different cleaning and personal care items, sold through a network of distributors via the "hostess" or "party plan". Stanley has over 50 trademarks in the U.S., Canada and Puerto Rico. Products are marketed under the brand names "Naturals" and "Selectives".

IMAGING SEGMENT
---------------

TREBLA CHEMICAL COMPANY
   Chemicals are used in the developing process of both photographic film and paper. The exhausted chemicals must be replaced by fresh chemicals or regenerated. Trebla manufactures a complete line of chemical replenishment and chemical regeneration kits for the photographic industry, as well as chemicals for any process that develops a silver halide image.

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

   CPAC Equipment Division introduced two principal technologies for silver recovery -- electrolytic and ion-exchange. Under the registered trademark SilvPAC(R), the Equipment Division manufactures silver recovery systems for image processing facilities using these technologies.

   On April 1, 1998, CPAC Equipment Division acquired the PerfectView(R) line of illuminators (light boxes) for the medical industry. These products are marketed through an existing distributor network as well as through Allied's distributor and national accounts channels.

   The company also produces a broad line of IMG silver recovery systems and chemical mixers and blenders, as well as units that recirculate fixer to help customers save money by using less chemistry.

PRS, INC.
   As the exclusive sales and marketing company for CPAC equipment, Trebla chemistry, and silver refining services, PRS utilizes a direct field sales force, mail order, and distributors to sell and service certain CPAC products in the photographic industry. PRS expanded its marketing role on behalf of the CPAC companies by assuming responsibility for international sales excluding sales made by CPAC Europe, N.V. and CPAC Italia, S.r.l.



                              MARKETING AND SALES
                              --------------------

THE FULLER BRUSH COMPANY, INC.

INDUSTRIAL BUSINESS
-------------------
Fuller's industrial business is comprised of three major segments:

1)  Commercial
    ---------
   In the commercial area of the business, Cleaning Technologies Group (Fuller Brush Commercial and acquired assets of IVAX Industries) manufactures high quality, industrial strength cleaning and janitorial products for use in restaurants, food service establishments, industrial plants, schools, and other specialty cleaning markets. These products are sold exclusively through janitorial supply, paper supply, and food service distributors direct to end-users and through national accounts. Cleaning Technologies Group (CTG) competes with six national players in the chemical area -- the largest and most well-known of which is S.C. Johnson. CTG holds approximately 80 trademarks on products for this market.

2)  Custom Products
    ---------------
   The custom products division produces high quality, engineered brushes and chemical products for O.E.M. production processes and other uses. Fuller currently has a relationship with approximately 400 national O.E.M. companies. Including Fuller Brush, about eight national companies compete for marketshare. Fuller's engineering and design expertise in custom products manufacturing places the company in a highly competitive position in this market.

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

CONSUMER DIVISION
-----------------
Fuller Brush markets its chemical and non-chemical products to consumers using three sales methods:

1)  Direct Sales
    ------------
   Fuller Brush pioneered the direct selling industry and at one point, earned almost all of its revenue from this "door-to-door" sales approach. In contrast to this method, Stanley Home Products distributors utilize the hostess or party plan sales method. In this scenario, a hostess invites friends and family to her home to view a demonstration of Stanley products by an SHP distributor. After the demonstration, the distributor solicits orders from the guests. Combined, Fuller and Stanley direct selling now account for approximately 38% of Fuller's total sales.


2)  Retail Outlet Stores
    --------------------
   Fuller's retail outlet stores feature discontinued inventory, surplus products, and seconds merchandise, and provide the company with an opportunity to meet its inventory control objectives. Fuller presently has ten retail outlet stores nationwide that represent about 2% of Fuller's total sales.

3)  Mail Order/Catalog Sales
    ------------------------
   In addition to the hundreds of thousands of catalogs Fuller prints for use by the sales force and distributors, the company also advertises select products in other specialized manufacturers' publications. Fuller promotes its high quality product line through nationally recognized catalogs.

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

    At the time of CPAC's license agreement, Stanley Home Products outsourced its manufacturing to numerous major suppliers and smaller manufacturers. Because the product lines of Fuller Brush and SHP are similar, CPAC has converted all of SHP manufacturing to the Fuller Brush facility in Great Bend, Kansas.


TREBLA CHEMICAL COMPANY
    PRS also provides sales and marketing representation for Trebla Chemical Company. Chemical products are primarily sold through the PRS field sales force to dealers. In 1990, in order to increase sales penetration in the rapidly growing minilab market segment, an extensive dealer organization was established. At present, there are over 40 independent dealers marketing Trebla products.

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


CPAC EQUIPMENT DIVISION
    The Equipment Division markets its products domestically through PRS, Inc. and Allied Diagnostic Imaging Resources, Inc., and through CPAC international subsidiaries. Overall sales and marketing direction is managed within each organization.

    The Equipment Division ships products to foreign customers against sight drafts, irrevocable letters of credit, or on open account. PRS acts as a commissioned sales agency in its relationship with CPAC's Equipment Division, and provides customer service activities, including minor product maintenance and installation work. CPAC equipment is also sold directly, under private label, to Allied for resale to its marketplace.

    The Equipment Division markets IMG products as well as PerfectView illuminators through dealer networks. The Company's silver recovery products and chemical mixers and blenders are sold through X-ray and solution service dealers in the United States, and graphic arts and equipment dealers serving the newspaper and printing industries. Illuminators are sold to hospital radiology departments and healthcare clinics.

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

RESEARCH AND DEVELOPMENT
------------------------
    The amount spent on Company-sponsored research and development totaled $696,401, $690,063, and $630,424 for the years ended March 31, 1998, 1997, and
1996 respectively. All research and development for the Cleaning and Personal Care Products segment is carried out at Fuller, in Great Bend. Primary research and development for all CPAC chemical operations in the Imaging segment, is carried out in St. Louis at the Trebla facilities.

SALES AND CUSTOMERS
-------------------
    The Company's net sales for the fiscal years ended March 31, 1998, 1997, and 1996 were $106.1 million, $93.0 million, and $89.1 million, respectively, during which periods total foreign sales were $11.5 million, $11.2 million, and $9.8 million , respectively.

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


COMPETITION
-----------
1)  Cleaning and Personal Care Products
    -----------------------------------
   The total domestic market for cleaning and personal care products is estimated at $40 billion. The personal care products market alone is estimated at $21.5 billion annually. The size of the commercial cleaning market is roughly $7 billion annually. Sales of consumer (household) cleaning products are approximately $10 billion, and brushes and brooms comprise roughly $.2 billion in sales.

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

EMPLOYEES
---------
    At March 31, 1998, the Company employed 662 people with 475 working in the Cleaning and Personal Care Products segment, 173 in the Imaging segment, and 14 assigned to the CPAC Corporate staff.

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

    Allied's main plant at its headquarters in Norcross, Georgia, is approximately 84,000 sq. ft., under a lease expiring in August, 1999. In November, 1997, CPAC announced that it would discontinue manufacturing operations at the Irwindale, California, location. Production ceased at the end of December, 1997. The plant will be used as a warehouse until June 1998, when the lease expires.

    CPAC Italia leases its office and industrial manufacturing space in Milan, Italy under a six-year operating lease agreement with the former owners of Chimifoto Ornano, expiring in 1998. The lease contains options for an additional six-year renewal term.

    The Fuller Brush Company, Inc.'s 450,000 square foot facility is located in Great Bend, Kansas. The single story building contains manufacturing, distribution, office facilities, and retail outlet store, and has access to both truck and rail transportation for shipping purposes. The facility was financed through an Industrial Revenue Bond which is outstanding until 2009. Fuller also leases eight third party retail outlet stores with two stores located in Missouri and one located in each of the following: Maine, New Hampshire, South Carolina, Tennessee, Wisconsin, and West Virginia. There is also an outlet store located at the CPAC, Inc. offices in New York.

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

    The range of high and low bid information for CPAC, Inc. Common Stock for the first quarter of fiscal 1997 has been adjusted for the five for four common stock split declared on April 17, 1996, and paid on May 15, 1996.

                              1998                              1997
                4th Q    3rd Q   2nd Q  1st Q      4th Q   3rd Q   2nd Q   1st Q
                ------------------------------     -----------------------------
Price per share:
  High bid     $11.313 $11.250  $12.750 $12.375    $15.00 $15.25  $12.00 $12.25

  Low bid       10.000   9.750   10.625  10.375     10.00  11.00    9.25   9.25

    The source of such quotations is The National Association of Securities Dealers Daily Statistical Report. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The approximate number of holders of record of the Common Stock of the Registrant as of March 31, 1998 is 1,700. This number includes only holders of record, and beneficial holders who have disclosed that they are recordholders.




ITEM 6.        SELECTED FINANCIAL DATA
               -----------------------

                                                         FOR THE YEARS ENDED MARCH 31,
                                                          ----------------------------

                                     1998               1997           1996(2)<F2>       1995(3)<F3>            1994
                                     ----               ----            ----    --        ----    --            ----
Net sales                         $106,098,214        $92,966,152       $89,068,933        $58,630,025       $43,798,163

Operating income(1)<F1>             12,060,181         12,766,661        10,007,477          5,980,355         4,572,573

Income before income
  tax expense                       11,574,174         12,746,269         9,217,461          5,266,924         4,223,311

Net income                           6,820,174          7,528,269         5,473,461          3,188,924         2,627,311

Earnings per share(4)<F4>               0.95               1.02               0.85              0.61               0.54

Total assets                        78,621,159         69,016,132        66,172,468         48,994,461        27,020,670

Long-term debt(5)<F5>               10,016,830          6,878,147         8,345,890         15,297,723         5,024,346

Cash dividends declared                      0                  0                 0            409,463           805,156

Cash dividends per share(6)<F6>              0                  0                 0             0.13               0.26


===================================================================================================================================

<F1>
(1)Income before interest expense (income) net and income tax expense.
<F2>
(2)The 1996 financial data includes the operations of Stanley Home Products, under a license agreement effective on April 1, 1995
<F3>
(3)The 1995 financial data includes the acquisition of The Fuller Brush Company on October 13, 1994.
<F4>
(4)Represents net income per common share, on a diluted basis, as restated upon adoption of SFAS 128.  Reflects restatement due to the five for four common stock splits declared on April 17, 1996, payable on May 15, 1996, and the split declared on November
   18, 1994, payable on January 12, 1995, and the 5% stock dividend declared April 21, 1993, for shareholders of record on May 21,
   1993, payable June 11, 1993.
<F5>
(5)Includes current maturities.
<F6>
(6)On November 18, 1994, the Board of Directors announced that it had discontinued its cash dividend indefinitely.  Prior to that, dividends had been maintained on a quarterly basis at $0.065 per share since May 31, 1991, and at $0.06 per share since May 31,
   1990.



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

                                          For the Years Ended March 31,
                                           ----------------------------
                                          1998         1997          1996
                                          ----         ----          ----

     Working capital (in thousands)     $33,491      $38,445       $33,293
     Working capital ratio             3.76 to 1    4.95 to 1      4.0 to 1

    During fiscal 1998, the Company's working capital decreased as a result of the Company's July 23, 1997 acquisition of the Cleaning Technologies Group
(CTG). This acquisition used approximately $12 million of cash on hand and required the borrowing of $6 million on the Company's domestic line of credit. However, strong operating cash flows allowed the Company to reduce its borrowing on the line to approximately $3.3 million at year end, and carry out the Board authorized stock buy-back program, spending approximately $2.9 million to repurchase and retire 273,293 shares of its common stock. At March 31, 1998, the Company continued to maintain approximately $4.7 million in short-term investments for operating needs.

    During fiscal 1997, the Company's capital resources remained strong, due to continued strong operating cash flows and remaining funds available from the 1995 private placement. These funds were invested in short-term investments, improving working capital. In addition, the Company utilized a portion of these funds to retire approximately $950,000 of domestic debt obligations prior to their maturity, and further reduced foreign borrowings. During fiscal 1997, the Company purchased all remaining Stanley Home Products consignment inventory, pursuant to the license agreement signed in January, 1995, for approximately $1,484,000.

    During fiscal 1996, the Company completed the private placements of 1,500,000 shares (pre-split basis) of common stock resulting in proceeds of approximately $15,300,000, net of placement costs. These funds allowed the Company to retire approximately $5,416,000 of debt, much of which had been incurred in fiscal 1995, in connection with the Company's acquisition of The Fuller Brush Company.

    The Company's current maximum borrowing capacity under its domestic line of credit facility is $10 million. The line of credit facility matures in October 1999, and requires meeting certain financial covenants, with which the Company was in compliance at March 31, 1998. Currently the Company is discussing expanding its line availability, and reviewing other debt restructuring options. During fiscal 1998, the Company negotiated a reduction in its borrowing rate to the lower of prime or the 30 day LIBOR rate plus .75% (interest at 6.44% at March 31, 1998). In June 1998, the Company negotiated an increase in the line and now has $20 million available, with none in use.

    The Company continues to maintain a line of credit facility with a major Belgian bank, although it has not been utilized since fiscal 1996. The amount available is 22.9 million Belgian francs (approximately $619,000 based on the conversion rate for the Belgian franc).

    Management believes that its invested funds, coupled with existing available lines of credit and cash flows from operations, should be adequate to meet normal working capital needs, based on operations as of March 31, 1998. It is expected that additional financing would be necessary to allow the Company to pursue future acquisitions.

ASSET TURNOVER RATIOS
---------------------
                                          For the Years Ended March 31,
                                           ----------------------------
                                          1998         1997          1996
                                          ----         ----          ----

     (1) Receivables-days outstanding  51.9 days    54.3 days     55.3 days

     (2) Annual inventory turns        3.1 times    2.9 times     3.3 times

    The improvement in days outstanding from March 31, 1997 to March 31, 1998 is primarily due to the inclusion of CTG customer trade receivables, whose payment terms are shorter then Imaging customer terms, and in line with Fuller's customer payment terms. The improvement from 1996 to 1997 was also a function of increasing amounts of Cleaning and Personal Care product segment sales, which continued to have shorter payment terms than the Imaging segment businesses.

    Inventory turns increased in 1998 versus 1997, as the Company reduced prior year's planned inventory buildup to more closely mirror its present sales volume. With the shift of CTG's manufacturing to Great Bend, Kansas during the first and second quarters of fiscal 1999, it is possible that inventory turns may slow slightly during those periods, but should improve again during the remaining quarters of the fiscal year, as the CTG manufacturing is fully absorbed into one facility. The inventory turn decrease experienced in 1997 as compared to 1996, resulted from a planned buildup to support the Stanley Home Products business as well as other contract manufacturing business.

PROFITABILITY RATIOS
--------------------
    Operating return on net sales is the result of dividing operating income by net sales. Net income on net sales is calculated by dividing net income by net sales. Net income to net worth is calculated by dividing net income by the amount of ending shareholders' equity.

                                          For the Years Ended March 31,
                                           ----------------------------
                                          1998         1997          1996
                                          ----         ----          ----

     Operating return on net sales        11%          14%           11%

     Net income on net sales               6%           8%            6%

     Net income to net worth              13%          15%           12%

    The decrease in operating return on net sales and net income on net sales in 1998 as compared to 1997 is a function of lower earnings from CTG on its sales since the July acquisition as the operations are absorbed into the Cleaning and Personal Care segment, the negative effect of the UPS strike, and decreased earnings from the overall Imaging group operations, due primarily from margin pressures in the photographic and medical imaging markets. The decrease in net income to net worth in 1998 is also a function of the CTG acquisition where net operating assets acquired were only earning income for approximately eight months.

    The increase in the operating return on net sales and net income on net sales in 1997 was a result of strong Cleaning and Personal Care segment business performance, coupled with improved European operations in the Imaging segment. The increase in net income to net worth ratio from 1996 to 1997 is partially a result of the $2.7 million stock buyback executed by the Company.

LEVERAGE RATIOS
---------------
    Debt to debt-plus-equity is calculated by dividing all liabilities by the sum of all liabilities plus shareholders' equity. Total debt to equity is calculated by dividing all liabilities by the amount of shareholders' equity.

    These ratios measure the extent to which the Company has been financed by debt and are an important measure to our lending institutions.

                                          For the Years Ended March 31,
                                           ----------------------------
                                          1998         1997          1996
                                          ----         ----          ----

     Debt to debt-plus-equity             33%          28%           33%

     Total debt to equity              0.49 to 1    0.39 to 1      0.5 to 1
    The increase in both ratios in 1998 as compared to 1997, reflects the impact of the CTG acquisition which necessitated borrowings to fund the asset purchase, as well as the stock buy-back.

    The change in these ratios at March 1997, versus March 1996, was primarily the result of the reduction in outstanding debt, through use of the private placement proceeds, offset by the repurchase of common shares, and internally generated cash flows.


                             RESULTS OF OPERATIONS
                             ---------------------

    For purposes of financial reporting, the Company operates in two industry segments: the Cleaning and Personal Care Products segment now known as the "Fuller Brands" segment, which includes the manufacture and sale of specialty chemical cleaning products and related accessories (brushes, brooms, mops) for commercial, janitorial, and consumer use, as well as personal care products such as soaps, shampoos, and skin care items, and the Imaging segment which includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material.

NET SALES AND NET INCOME
------------------------
    The Company's net sales increased from year end March 31, 1997 to year end March 31, 1998 by 14.1% and increased from 1996 to 1997 by 4.4%.

    For the Cleaning and Personal Care Products segment, 1998 sales increased 31.1% over 1997, due to the July 1997 acquisition of CTG. In 1997, sales increased 5.3% versus 1996.

    For the Imaging segment, sales in 1998 decreased 3.3% due to continuing market pressures in the medical and photographic chemistry markets. In 1997, sales increased 3.4% versus 1996, primarily as the result of increased sales from the Company's foreign subsidiaries.

    Net sales from our combined foreign operations in 1998 remained flat, effected by negative foreign currency translation impacts in the second half of the year. In 1997, combined foreign operations sales increased 13.6% over 1996.

    Net income decreased 9.4% over 1997, due to the margin erosion experienced by the domestic Imaging business, as well as a number of non-recurring events, including expenses associated with the acquisition of CTG, and the impact of the UPS strike on the Cleaning and Personal Care Products segment.

FOREIGN OPERATIONS
------------------
    Sales in CPAC Europe, N.V. increased 32% on a local currency basis, and 14.4% on a translated U.S. dollar basis in 1998 versus 1997. Pretax profits on a local currency basis increased 92.6% and 67.6% on a translated U.S. dollar basis in 1998 compared with 1997. Expansion of sales efforts into Eastern Europe and Middle Eastern markets helped contribute to the increase. At CPAC Italia, S.r.l. sales and pretax profits increased 1% and 12.7% on a local currency basis, respectively. However, due to the weakening of the Italian Lira against the U.S. dollar, translated U.S. dollar sales actually decreased 8.4% in 1998 versus 1997, while pretax profits increased 2.2% on a translated U.S. dollar basis in 1998 versus 1997.

    Both CPAC Europe and CPAC Italia showed sales and profit increases for the year ended March 31, 1997, as compared to the year ended March 31, 1996.

    Due to the improvement in operating results, CPAC Europe has undertaken an expansion of its manufacturing facility to handle the increased business. CPAC Italia is also exploring expansion opportunities, as its lease on its current manufacturing facility expires during 1999. Although European economic conditions are often difficult to predict, management expects continued sales growth in fiscal 1999.

    The Company has exposure to currency fluctuations and has utilized conservative hedging programs (primarily forward foreign currency exchange contracts), to help minimize the impact of these fluctuations on results of operations. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions.

GROSS MARGINS
-------------
    Gross margins (net sales less cost of sales expressed as a percentage of net sales), were 44%, 47%, and 46% for the years ended March 31, 1998, 1997, and 1996, respectively.

    The impact of the commercial janitorial business of CTG on the Cleaning and Personal Care segment is evidenced by the 47.4% margin earned in 1998 as compared to margins of 53.7% in 1997 and 51.4% in 1996. The increase in percentage of business now in the industrial and commercial janitorial line of business reduces the relationship of the direct selling business and may continue to drive the blended margin lower, as this business operates at lower margins than the direct selling business. However, operating efficiencies gained by combining all manufacturing in one facility may help to soften margin decreases. Increased volume throughput in 1997 versus 1996 helped to increase margins during that period.

    Intense market competition in both the photographic and medical imaging markets resulted in lower gross margins in 1998 of 38.6% in the Imaging segment versus 41% and 40% in 1997 and 1996, respectively. It is expected that moderate margin erosion may continue in the future, as the market continues to react to competitive pricing pressures and market consolidation. The slight improvement in margins experienced in 1997 versus 1996, was a result of operating efficiencies obtained through equipment modernization investments.

    The Company believes that its recent consolidation of manufacturing operations in both segments leave it well equipped to pursue higher volume, price competitive manufacturing opportunities in all lines of business.

SELLING, ADMINISTRATION, AND ENGINEERING EXPENSES
-------------------------------------------------
    This category amounted to 31.7%, 32.8%, and 33.6% of net sales in fiscal years 1998, 1997, and 1996, respectively.

    In 1998, the impact of CTG on the Cleaning and Personal Care segment is reflected in a lower percentage of selling, administration and engineering expenses of 34.6%, as compared to 36.7% in 1997. The decrease in 1997 over the 38.1% incurred in 1996 reflected a concerted effort to control operating expenses based on sales levels achieved.

    In 1998, the Imaging segment's selling, administration and engineering expenses as a percentage of sales continued to decrease to 28.1% from 28.6% in 1997 and 29.4% in 1996 due to cost control measures put into place as a result of decreased sales.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
    Research and development expenses remained consistent in 1998 with 1997 and 1996 levels, as the Company continued its recent practice of focusing on improving existing products or finding compatible products, based on customer needs.

INTEREST EXPENSE
----------------
    Net interest expense in 1998 increased significantly over 1997 amounts, due primarily to the acquisition of CTG, which was financed through a combination of debt and invested cash on hand. Interest incurred on borrowings was mitigated somewhat by continued strong operating cash flows. The decrease in net interest expense in 1997 over 1996 was a function of the fiscal 1996 private placement funds invested for the entire year, supplemented by strong operating cash flows.

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

ENVIRONMENTAL CONTINGENCY
-------------------------
    Remediation efforts related to certain environmental contamination issues at the Fuller Brush Great Bend, Kansas facility, discovered during the Fuller acquisition due diligence process, are now virtually complete. The former owner of Fuller Brush, the Company, and the Department of Health and Environment of the State of Kansas agreed on a comprehensive work plan for remediation, which during the last several years, has been substantially funded by the former owner. Management does not believe that further remediation work, if any, would have a material impact on the results of operations.

YEAR 2000
---------
    The Company has undertaken a formal evaluation of all of its date-sensitive computer systems and other equipment utilized in its various administrative and manufacturing operations to ensure it will not be adversely impacted by Year 2000 software failures. The Company is also communicating with vendors, suppliers, and others with which it does business to understand their Year 2000 conversion efforts to ensure that they are Year 2000 compliant. The Company does not believe that the costs of achieving Year 2000 compliance will materially impact the results of its operations or financial position. However, if the Company, its customers, or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. The Company plans to devote the necessary resources to resolve significant Year 2000 issues in a timely manner.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPAC, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                          /s/ Coopers & Lybrand L.L.P.
                                          COOPERS & LYBRAND L.L.P.


Rochester, New York
May 29, 1998





                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------

                                                      MARCH 31, 1998 AND 1997
                                                      -----------------------

                                                               ASSETS
                                                               ------
                                                                                      1998                    1997
                                                                                      ----                    ----
Current assets:
   Cash and cash equivalents                                                   $      5,226,128        $     15,106,868
   Accounts receivable (net of allowance for doubtful
     accounts of $840,000 and $587,000 at March 31, 1998
     and 1997, respectively)                                                         16,391,436              13,776,933
   Inventory                                                                         21,000,688              17,209,020
   Prepaid expenses and other current assets                                          3,009,022               2,079,016
                                                                               ----------------        ----------------
        Total current assets                                                         45,627,274              48,171,837

Property, plant and equipment, net                                                   17,622,680              16,627,595
Goodwill and intangible assets (net of amortization of
   $1,954,712 and $1,594,118 at March 31, 1998 and 1997,
   respectively)                                                                     13,775,411               2,426,854
Other assets                                                                          1,595,794               1,789,846
                                                                               ----------------        ----------------
                                                                               $     78,621,159        $     69,016,132
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
   Current portion of long-term debt                                           $        124,349        $        137,612
   Accounts payable                                                                   5,473,254               4,066,593
   Accrued payroll and related expenses                                               2,287,638               1,877,859
   Accrued income taxes payable                                                         448,523                 210,481
   Other accrued expenses and liabilities                                             3,802,188               3,434,274
                                                                               ----------------        ----------------
     Total current liabilities                                                       12,135,952               9,726,819

Long-term debt, net of current portion                                                9,892,481               6,740,535
Other long-term liabilities                                                           3,737,965               2,968,180

Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized, 20,000,000 shares;
     Issued 6,996,556 shares and 7,228,524 shares at
     March 31, 1998 and 1997, respectively                                               69,966                  72,286
   Additional paid-in capital                                                        24,057,178              26,598,238
   Retained earnings                                                                 30,531,085              23,710,911
Foreign currency translation adjustment                                              (1,213,280)               (210,649)
                                                                               ----------------        ----------------
                                                                                     53,444,949              50,170,786
Less:  Treasury stock, at cost, 85,307 shares
        at March 31, 1998 and 1997, respectively                                       (590,188)               (590,188)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        52,854,761              49,580,598
                                                                               ----------------        ----------------

                                                                               $     78,621,159        $     69,016,132
                                                                               ================        ================

                              The accompanying notes are an integral part of the financial statements.





                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------

                                         FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                         -------------------------------------------------




                                                           1998                       1997                    1996
                                                           ----                       ----                    ----
Net sales                                            $    106,098,214          $     92,966,152        $     89,068,933
                                                     ----------------          ----------------        ----------------

Costs and expenses:
   Cost of sales                                           59,679,791                49,021,996              48,518,998
   Selling, administrative and
     engineering expenses                                  33,661,841                30,487,432              29,912,034
   Research and development expense                           696,401                   690,063                 630,424
   Interest income                                           (478,166)                 (689,824)               (292,378)
   Interest expense                                           964,173                   710,216               1,082,394
                                                     ----------------          ----------------        ----------------

                                                           94,524,040                80,219,883              79,851,472
                                                     ----------------          ----------------        ----------------

Income before income tax expense                           11,574,174                12,746,269               9,217,461

Provision for income tax expense                            4,754,000                 5,218,000               3,744,000
                                                     ----------------          ----------------        ----------------

        Net income                                   $      6,820,174          $      7,528,269        $      5,473,461
                                                     ================          ================        ================

Net income per common share:
   Basic                                             $           0.96          $           1.05        $           0.87
                                                     ================          ================        ================
   Diluted                                           $           0.95          $           1.02        $           0.85
                                                     ================          ================        ================

Average common shares outstanding:
   Basic                                             $      7,083,480          $      7,192,519        $      6,256,958
                                                     ================          ================        ================
   Diluted                                           $      7,148,028          $      7,349,705        $      6,408,892
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





                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------

                                         FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                         -------------------------------------------------
                                                                                                     FOREIGN
                                                                 ADDITIONAL                          CURRENCY          TREASURY
                                                  COMMON          PAID-IN           RETAINED       TRANSLATION          STOCK
                                                  STOCK           CAPITAL           EARNINGS        ADJUSTMENT         AT COST
                                                  ------           ------           --------        ----------          -------
   BALANCE, MARCH 31, 1995                   $        43,799  $     12,852,270  $    10,711,534  $       (602,968) $      (355,963)

Issuance of 23,375 shares
   of common stock upon exercise
   of common stock options                               234           149,232
Issuance of 1,500,000 shares
   of common stock                                    15,000        15,351,504
Issuance of 3,250 shares
   of restricted common stock, net                        32            60,965
Issuance of 19,688 shares
   of common stock upon exercise of
   common stock options in exchange for
   the surrender of 7,255 shares of
   outstanding common stock                              197            97,751                                             (97,948)
Five for four stock split                             14,815           (14,663)          (2,353)                              (152)
Net income for the year                                                               5,473,461
Translation adjustments                                                                                   405,177
                                             ---------------  ----------------  ---------------  ----------------  ---------------

   BALANCE, MARCH 31, 1996                            74,077        28,497,059       16,182,642          (197,791)        (454,063)

Issuance of 101,757 shares
   of common stock upon exercise
   of common stock options                             1,018           559,645
Repurchase of 305,500 shares
   of common stock                                    (3,055)       (2,685,345)
Issuance of 24,609 shares
   of common stock upon exercise of
   common stock options in exchange for
   the surrender of 9,348 shares of
   outstanding common stock                              246           135,879                                            (136,125)
Restricted stock amortization                                           91,000
Net income for the year                                                               7,528,269
Translation adjustments                                                                                   (12,858)
                                             ---------------  ----------------  ---------------  ----------------  ---------------

   BALANCE, MARCH 31, 1997                            72,286        26,598,238       23,710,911          (210,649)        (590,188)

Issuance of 41,325 shares
   of common stock upon exercise
   of common stock options                               413           251,950
Repurchase of 273,293 shares
   of common stock                                    (2,733)       (2,890,179)
Restricted stock amortization                                           97,169
Net income for the year                                                               6,820,174
Translation adjustments                                                                                (1,002,631)
                                             ---------------  ----------------  ---------------  ----------------  ---------------

   BALANCE, MARCH 31, 1998                   $        69,966  $     24,057,178  $    30,531,085  $     (1,213,280) $      (590,188)
                                             ===============  ================  ===============  ================  ===============

                              The accompanying notes are an integral part of the financial statements.


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------

                                         FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                         -------------------------------------------------

                                                                       1998                   1997                   1996
                                                                       ----                   ----                   ----
Cash flows from operating activities:
   Net income                                                     $    6,820,174         $    7,528,269         $    5,473,461
                                                                  --------------         --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                  2,437,722              2,084,778              2,041,509
        Amortization of intangible assets                                453,586                299,251                276,930
        Deferred income taxes                                            216,000                221,000                 72,000
        Minority interest in consolidated
          foreign subsidiary                                               8,882                  4,882                  1,994
   Change in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                              254,213             (1,079,070)               480,304
        Inventory                                                        101,316               (964,287)            (3,396,873)
        Accounts payable                                                 796,362             (1,714,462)             1,341,655
        Accrued payroll and related expenses                             128,738                176,226                526,167
        Accrued income taxes payable                                     238,042                210,481               (298,803)
        Other changes, net                                            (1,170,661)               503,926              2,084,712

                                                                  --------------         --------------         --------------
          Total adjustments                                            3,464,200               (257,275)             3,129,595
                                                                  --------------         --------------         --------------
        Net cash provided by operating activities                     10,284,374              7,270,994              8,603,056
                                                                  --------------         --------------         --------------

Cash flows from investing activities:
   Purchase of property, plant and equipment, net                     (2,381,461)            (2,229,703)            (3,295,720)
   Business acquisition, net of cash acquired                        (18,218,532)
                                                                  --------------         --------------         --------------
        Net cash used in investing activities                        (20,599,993)            (2,229,703)            (3,295,720)
                                                                  --------------         --------------         --------------

Cash flows from financing activities:
   Exercise of stock options                                             252,363                560,663                149,466
   Net proceeds from sale of common stock                                                                           15,366,504
   Repurchase of common stock                                         (2,892,912)            (2,688,400)
   Proceeds from long-term borrowings                                  6,000,000                                        61,264
   Repayment of long-term borrowings                                  (2,924,572)            (1,473,910)            (7,296,822)
   Payment of cash dividends and other                                                                                  (2,353)
                                                                  --------------         --------------         --------------
        Net cash provided by (used in)
          financing activities                                           434,879             (3,601,647)             8,278,059
                                                                  --------------         --------------         --------------

   Effect of exchange rate changes on cash                                                          (62)
                                                                  --------------         --------------         --------------

        Net increase (decrease) in cash
          and cash equivalents                                        (9,880,740)             1,439,582             13,585,395

Cash and cash equivalents - beginning of year                         15,106,868             13,667,286                 81,891

                                                                  --------------         --------------         --------------
Cash and cash equivalents - end of year                           $    5,226,128         $   15,106,868         $   13,667,286
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

The minority interest in the earnings of the consolidated foreign subsidiary for the years ended March 31, 1998, 1997, and 1996 was $8,882, $4,882, and $1,994,
respectively, and is included in selling, general, and engineering expenses. Minority interest included in the Consolidated Balance Sheets at March 31, 1998 and 1997 was $47,122 and $38,240.

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



1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
    ---------------------------------------------------

Income Per Common Share
-----------------------
In fiscal 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share" which requires the disclosure of basic and diluted earnings per share for each period in which a statement of operations is presented. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options. Reported earnings per share in prior periods have been restated to conform with the provisions of SFAS 128.

The table below summarizes the amounts used to calculate basic and dilutive earnings per share:
                                        1998            1997           1996
                                        ----            ----            ----
   Basic weighted average
       number of shares outstanding   7,083,480       7,192,519      6,256,959
                                     ==========      ===========     ==========

   Effect of dilutive stock options      64,548         157,186        151,933
                                     ==========      ===========     ==========

   Dilutive shares outstanding        7,148,028       7,349,705      6,408,892
                                     ==========      ===========     ==========


Unexercised stock options to purchase 579,630 and 312,500 shares of the Company's common stock as of March 31, 1998 and 1996, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 1998, are still outstanding at the end of the year.


Statements of Cash Flows
------------------------
For purposes of the statements of cash flows, the Company considers marketable securities with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid interest of $971,000, $736,000, and $1,103,000, in fiscal 1998, 1997, and 1996, respectively. In addition, the Company paid income taxes of $4,300,000, $4,679,000, and $4,064,000, in fiscal 1998, 1997, and 1996, respectively.

Amortization of Goodwill and Intangible Assets
----------------------------------------------
Goodwill and intangible assets are amortized on the straight-line method over periods ranging from five to forty years. Cost and related amortization are written off when fully amortized.

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



1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    ---------------------------------------------------

Fair Values of Financial Instruments
------------------------------------
The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables, and accounts payable approximates their carrying values due to the short-term maturity of the instruments. The fair value of short-term and long-term debt approximates their carrying value based on their effective interest rates compared to current market rates.

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

New Accounting Standards
------------------------
In June, 1997 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report the change in its net assets from non-owner sources by major components and as a single total. The standard will become effective for the Company in fiscal 1999 and will require presentation of comparative financial statements for prior years. The other comprehensive income in this statement will consist primarily of foreign currency translation adjustments.

In June, 1997 the Financial Accounting Standards Board also issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. This standard will also become effective for the Company in fiscal 1999.

Adoption of both of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, as any effect will be limited to the form and content of its disclosures.

Reclassification
----------------
Certain 1997 and 1996 financial statement and related footnote amounts have been reclassified to conform to the 1998 presentation.



2 - ACQUISITIONS
   -------------

On July 23, 1997, the Company purchased certain assets of the commercial cleaning chemicals business of IVAX Industries, Inc., a wholly-owned subsidiary of IVAX Corporation, for $17,590,000 in cash, assumption of certain liabilities, and acquisition related costs of $629,000 for a total asset purchase price of approximately $20,973,000. The acquired operation, which will operate as the Cleaning Technologies Group (CTG), manufactures and distributes 177 chemical products for commercial and janitorial cleaning, including floor and carpet care, germicidal cleaners, air deodorizers, industrial degreasers and hand soaps.

The acquisition has been accounted for as a purchase transaction and has been allocated as follows:

            Accounts receivable              $   3,072,000
            Inventory                            4,150,000
            Other current assets                   590,000
            Machinery and equipment              1,300,000
            Intangible assets                   11,861,000
                                             -------------
            Total assets acquired               20,973,000
               Less:  liabilities assumed       (2,754,000)
                                             -------------

                                             $  18,219,000
                                             =============

The Cleaning Technologies Group operates as a division of The Fuller Brush Company, Inc. and its results of operations from the July 23, 1997 acquisition date were consolidated into the financial results for the year ended March 31, 1998.

On a pro forma (unaudited) basis, if the acquisition had occurred as of April 1, 1996, the consolidated results of operations for the years ended March 31, 1998 and 1997 would have been approximately:

                                              YEAR-ENDED          YEAR-ENDED
                                            MARCH 31, 1998      MARCH 31, 1997
                                            --------------      --------------

Net Sales                                   $  114,620,000      $ 118,654,000

Net income                                       7,064,000          7,410,000

Income per common share:
     Basic                                  $         1.00      $       1.03
     Diluted                                          0.99              1.01

The pro forma information may not be indicative of actual or future results.



3 - INVENTORY
    ---------

Inventory as of March 31, 1998 and 1997 is summarized as follows:

                                                    1998             1997
                                                    ----             ----

Raw materials and purchased parts              $  7,086,847     $  7,791,672
Work-in-process                                     936,072        1,001,775
Finished goods                                   12,717,444        8,218,866
Promotional supplies                                260,325          196,707
                                               ------------     ------------

                                               $ 21,000,688     $ 17,209,020
                                               ============     ============


4 - PROPERTY, PLANT AND EQUIPMENT
   ------------------------------


Property, plant and equipment are comprised of the following at March 31:

                                                        1998            1997
                                                        ----            ----

Land                                               $   550,510      $   574,671
Buildings and improvements                           8,530,957        8,471,480
Machinery and equipment                             16,073,430       13,453,815
Furniture and fixtures                                 721,014          611,187
Leasehold improvements                               1,513,077        1,235,047
Leased equipment                                       271,427          491,860
Construction-in-progress                               808,946          465,347
                                                   -----------      -----------
                                                    28,469,361       25,303,407
Less:  Accumulated depreciation and amortization   (10,846,681)      (8,675,812)
                                                   -----------      -----------

                                                   $17,622,680      $16,627,595
                                                   ===========      ===========

5 - DEBT
   -----

At March 31, 1998 and 1997, debt consisted of the following:
                                                                                            1998                1997
                                                                                            ----                ----
Revolving credit agreement with a bank with interest payable monthly at the lower of prime or the 30 day LIBOR rate plus 0.75%.  Prime was 8.5%, and the
 LIBOR rate was 5.69% at March 31, 1998.  The maximum availability under this agreement is $10,000,000 with all amounts outstanding due October 31, 1999.
 The revolving credit agreement is collateralized by substantially all of the
 assets of the Company, excluding CPAC Europe, N.V.                                  $      3,313,553    $             0

Industrial Revenue Bonds, with interest payable monthly at a variable rate 5.70%
 at March 31, 1998 and 1997, maturing in June 2009.  The bonds are collateralized by a standby Letter of Credit (LOC) issued by a bank, which
 requires an annual fixed fee payment of 1.25% of the LOC value.                            6,000,000          6,000,000

Term notes and revolving credit agreement with a foreign bank with interest pegged to the U.S. prime rate.  The floating interest rates at March 31, 1998, ranged from 5.7 to 9.0% (4.65 to 9.75% in 1997). The revolving credit
 agreement is collateralized by the net assets of CPAC Europe, N.V.                           379,176            554,046

Other                                                                                         324,101            324,101
                                                                                     ----------------    ---------------
                                                                                           10,016,830          6,878,147
 Less:  Amounts due within one year                                                           124,349            137,612
                                                                                     ----------------    ---------------

                                                                                     $      9,892,481    $     6,740,535
                                                                                     ================    ===============



The Company's revolving credit agreement contains customary covenants, including maintenance of specified working capital, debt to equity, and net worth ratios, of which the Company was in compliance at March 31, 1998.

The Company also maintains a line of credit facility with a foreign bank, with borrowing availability of 22.9 million Belgian francs (approximately $619,000 based on the year end conversion rate for the Belgian franc). The availability is reduced annually in December by 5.7 million Belgian francs (approximately $154,000), with annual payments also due in December until maturity. Interest on the borrowings is at 7.0%. The line of credit agreement is collateralized by the Company's stock in CPAC Europe, N.V. The Company had no borrowings against the line of credit facility at March 31, 1998, or March 31, 1997.


5 - DEBT - CONTINUED
   -----

Annual maturities of debt are as follows:
            2000                                           $ 3,405,190
            2001                                                68,595
            2002                                                27,027
            2003                                                27,027
            2004                                                40,541
            Thereafter                                       6,324,101
                                                           -----------
                                                           $ 9,892,481
                                                           ===========

6 - SHAREHOLDERS' EQUITY
   ---------------------


Stock Transactions
------------------
During fiscal 1998, the Company repurchased 273,293 shares of its common stock, at an average cost of $10.59 per share, for a total cost of approximately $2,893,000 as part of a previously announced Board of Directors authorized stock buy back plan. In fiscal 1997, the Company repurchased 305,500 shares of its common stock from an unrelated investor for $2,688,400. During fiscal 1996, the Company completed a private placement of 1,500,000 shares (pre-split basis) of the Company's common stock at $11 a share.

On April 17, 1996, the Company's Board of Directors declared a five for four stock split. Accordingly, since the par value of the common stock remained unchanged, an amount equal to the par value of the additional shares issued was charged to additional paid-in capital and credited to common stock on March 31, 1996. Earnings per share, basic, and diluted shares outstanding have been restated to reflect the five for four stock splits. In addition, all references in the financial statements to number of shares, per share amounts, stock option data, and market prices on the Company's common stock have been restated, except where noted.

Stock Options
-------------
The Company maintains an Executive Long-Term Stock Investment Plan (the Plan) for key employees, which allows issuance of incentive stock options, nonqualified stock options, reload options, and restricted performance shares. The Plan was amended in fiscal 1997 to increase the Company's common stock reserved for issuance under the Plan to 950,000 shares from 350,000. Under the Plan, shares of common stock are reserved for issuance to key employees. Upon exercise, an employee granted an option under the Plan may pay for the Company's stock either with cash or with Company stock already owned by the employee, valued at the fair market value of the stock on the exercise date. The term of the option is determined by the Executive Long-Term Stock Investment Committee.


In fiscal 1997, the Company's shareholders approved the adoption of the 1996 Non-Employee Directors Stock Option Plan. Pursuant to the Plan, each non-employee director was granted an option to purchase 10,000 shares of the Company's common stock, on a one time basis for past service rendered to the Board of Directors, at the fair market value at the date of the grant. The term of the option grants are for ten years. In addition, the Directors Plan calls for an annual automatic grant for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the annual meeting of Shareholders, at a price equal to the fair market value at that date. The term of these grants is also ten years. During fiscal 1998 and 1997, 9,000 and 39,000 options respectively were granted pursuant to the Directors Plan.


6 - SHAREHOLDERS' EQUITY - CONTINUED
   ---------------------

In addition, the Company from time to time grants nonqualified options to non-employees, at an option price equal to the fair market value at the date of the grant.

As of March 31, 1998, total options outstanding are summarized as follows:

                                                              WEIGHTED AVERAGE
                                            SHARES                  PRICE
                                            ------                  -----

Options outstanding - March 31, 1995       320,881                $    6.85
  Exercised                                (43,063)                    5.75
  Expired                                   (1,313)                    6.29
  Granted                                  381,875                    11.54
  Stock split                               47,134                     5.48

                                         ---------                 --------
Options outstanding - March 31, 1996       705,514                $    9.12
  Exercised                               (126,366)                    5.50
  Expired
  Granted                                   79,500                    10.87
                                         ---------                 --------
Options outstanding - March 31, 1997       658,648                $   10.02
  Exercised                                (41,325)                    6.11
  Expired                                   (4,422)                    9.18
  Granted                                  167,000                    11.65
                                         ---------                 --------
Options outstanding - March 31, 1998       779,901                $   10.47
                                         =========                 ========

Options exercisable:

  March 31, 1998                           500,086                $    9.83
                                         =========                 ========

  March 31, 1997                           410,756                $    9.26
                                         =========                 ========

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principal Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, net income and diluted earnings per share would have been reduced by $329,000 ($.05), $268,000 ($.04), and $42,000 ($.01) in 1998, 1997, and 1996,
respectively. The fair value of these options were estimated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996:

                                  1998                1997           1996
                                  ----                ----           ----
Expected life                  3-4 years           3-4 years      4.8 years
Historical volatility             32%                 32%            32%
Risk free rate of return       6.05-6.14%          6.21-6.59%       5.42%
Expected dividend yield            0%                  0%             0%
Annual forfeiture rate             0%                  0%             0%

There have been no charges to income in any of the three years in connection with these options other than incidental expenses related to issuance of options.


6 - SHAREHOLDERS' EQUITY - CONTINUED
   ---------------------

Employee Benefits
-----------------
The Company has a deferred compensation agreement with an executive officer of the Company pursuant to which 23,437 shares of the Company's common stock were issued subject to certain conditions and restrictions. For the year ended March 31, 1995, 7,812 shares vested and were recognized as expense. The expense relating to the remaining 15,625 shares is being recognized over a five year period as it is earned, at which time the restrictions will lapse. Total expense recognized for the years ended March 31, 1998, 1997, and 1996, and the unearned balance, which has been grouped with additional paid-in capital, were not material.

In connection with the issuance of incentive stock options, the Board of Directors awarded 4,062 and 15,233 shares respectively of the Company's common stock as "restricted performance shares" to certain employees pursuant to the 1994 Executive Long-Term Stock Investment Plan. Restrictions on these shares will lapse over a five year period, if performance objectives have been met during the period. Shares are forfeitable if their related incentive stock options are exercised. Total expense recognized for the years ended March 31, 1998, 1997, and 1996, and the unearned balance, which has been grouped with additional paid-in capital, were not material.

The Company maintains a contributory profit sharing plan [401(k)] for the benefit of substantially all employees. Contributions to the plan may be made for each plan year in such amounts as the Board of Directors may, at its discretion, determine. In addition, the Company will also match to a maximum of 3% of the participant's compensation each contribution made by a plan participant for the plan year in an amount equal to $.50 for each $1.00 of participant contribution. A participant may contribute up to 15% of compensation to the plan. The amount charged to expense in connection with this plan was $419,000, $332,000, and $292,000, for the years ended March 31, 1998,
1997, and 1996, respectively.

7 - INCOME TAX EXPENSE
    ------------------

The provision for income taxes is summarized as follows:

                                    1998              1997           1996
                                    ----              ----           ----
Current tax expense:

   Federal                    $  3,393,000      $  3,869,000     $  2,878,000
   State                           797,000           846,000          666,000
   Foreign                         348,000           282,000          128,000
                              ------------      ------------     ------------

                                 4,538,000         4,997,000        3,672,000
Deferred taxes:
   Federal                         205,000           210,000           62,000
   State                            11,000            11,000           10,000
                              ------------      ------------     ------------
                                   216,000           221,000           72,000
                              ------------      ------------     ------------

                              $  4,754,000      $  5,218,000     $  3,744,000
                              ============      ============     ============



7 - INCOME TAX EXPENSE - CONTINUED
    ------------------

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate are as follows:

                                              1998        1997         1996
                                              ----        ----          ----

Income tax expense using statutory rates $4,051,000   $ 4,461,000   $3,134,000
State income tax effect                     518,000       557,000      446,000
Other items, net                            185,000       200,000      164,000
                                         -----------  -----------   -----------

                                         $4,754,000   $ 5,218,000   $3,744,000
                                         ===========  ===========   ===========

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at March 31 are as follows:


                                                   1998               1997
                                                   ----               ----
Deferred tax assets:
  Current:
    Accounts receivable                        $  146,000          $  156,000
    Inventory                                     628,000             548,000
    Compensation related accruals                 469,000             230,000
    Other                                         306,000             108,000
                                               ----------          ----------
                                                1,549,000           1,042,000
  Noncurrent:
    Deferred compensation                         103,000             117,000
    Other                                         112,000              75,000
                                               ----------          ----------
                                                  215,000             192,000
                                               ----------          ----------
                                                1,764,000           1,234,000
Deferred tax liabilities:
  Noncurrent:
    Intangibles                                  (541,000)
    Property, plant and equipment                (928,000)           (722,000)
    Other                                         (14,000)            (15,000)
                                               ----------          ----------
                                               (1,483,000)           (737,000)
                                               ----------          ----------

        Total                                  $  281,000          $  497,000
                                               ==========          ==========

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.

Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.



8 - COMMITMENTS
   ------------

Environmental Contingency
-------------------------
Remediation efforts related to certain environmental contamination issues at the Fuller Brush facility in Great Bend, Kansas, discovered during the Fuller acquisition due diligence process, are now virtually complete. The former owner of Fuller Brush, the Company, and the Department of Health and Environment of the State of Kansas agreed on a comprehensive work plan for remediation, which during the last several years, has been substantially funded by the former owner. Management does not believe that further remediation work, if any, would have a material impact on the results of operations.

Royalty Agreement
-----------------
The Company has a license agreement with an unrelated third party to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the agreement which expires, unless terminated earlier, on March 31, 2010. The Company is required to pay royalties equal to a maximum of 3% of the net selling price of products sold under the licensing agreement. Total royalties paid in 1998, 1997, 1996 (the first three years of the agreement) were not material.
The Company recorded a liability equal to the net present value of the estimated minimum royalty payments, and capitalized the value of the license agreement, which is being amortized over the contract period.

Lease Agreements
----------------
The Company leases certain facilities and equipment under operating leases which expire at various dates through 2003. Some of the leases contain renewal options. Rent expense for the years ended March 31, 1998, 1997, and 1996 was $1,493,000, $1,394,000, and $1,291,000, respectively.

The above leases have been classified as operating leases in accordance with the provisions of the Statement of Financial Accounting Standards No. 13. The future minimum rental payments required under the leases for the fiscal years ended subsequent to March 31, 1998 are as follows:

                  1999                                $  1,325,011
                  2000                                     815,712
                  2001                                     361,663
                  2002                                     221,053
                  2003                                      67,850
                                                      ------------

                                                      $  2,791,289
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


9 - SEGMENT INFORMATION
   --------------------


Business Segments
-----------------
For purposes of financial reporting, the Company operates in two industry segments: the Cleaning and Personal Care Products segment, which is now known as "Fuller Brands," includes the manufacture and sale of specialty chemical cleaning products and related accessories (brushes, brooms, mops) for commercial janitorial and consumer use, as well as personal products such as soaps, shampoos, and skin care items, and the Imaging segment, which includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material. Certain reclassifications of 1997 and 1996 segment information have been made to conform with the 1998 presentation. Information concerning the Company's business segments for 1998, 1997 and 1996 is as follows:

                                                                1998                    1997                   1996
                                                                 ----                   ----                   ----
Net sales to customers:
    Cleaning & Personal Care Products                     $     61,796,024      $      47,152,431      $     44,761,622
    Imaging                                                     44,302,190             45,813,721            44,307,311
                                                          ----------------      -----------------      ----------------

       Total net sales to customers                       $    106,098,214      $      92,966,152      $     89,068,933
                                                          ================      =================      ================

Operating income:
    Cleaning & Personal Care Products                     $      7,477,931      $       7,606,716      $      5,616,528
    Imaging                                                      4,376,466              5,237,308             4,213,237
    Corporate                                                      205,784                (77,363)              177,712
                                                          ----------------      -----------------      ----------------

       Total operating income                             $     12,060,181      $      12,766,661      $     10,007,477
                                                          ================      =================      ================

Identifiable assets:
    Cleaning & Personal Care Products                     $     47,295,900      $      27,593,603      $     25,535,085
    Imaging                                                     26,611,655             26,896,558            28,377,580
    Other corporate assets                                       4,713,604             14,525,971            12,259,803
                                                          ----------------      -----------------      ----------------

       Total identifiable assets                          $     78,621,159      $      69,016,132      $     66,172,468
                                                          ================      =================      ================

Depreciation & amortization:

    Cleaning & Personal Care Products                     $      1,729,914      $       1,294,459      $      1,134,069
    Imaging                                                      1,161,394              1,089,570             1,184,370
                                                          ----------------      -----------------      ----------------

       Total depreciation & amortization                  $      2,891,308      $       2,384,029      $      2,318,439
                                                          ================      =================      ================

Capital outlays:
    Cleaning & Personal Care Products                     $      1,304,859      $       1,141,293      $      2,121,243
    Imaging                                                      1,076,602              1,088,410             1,174,477
                                                          ----------------      -----------------      ----------------

       Total capital outlays                              $      2,381,461      $       2,229,703      $      3,295,720
                                                          ================      =================      ================



Operating income represents net sales less operating expenses and excludes interest expense (income) and income taxes.

Other corporate assets represents short-term investments held for future use.


9 - SEGMENT INFORMATION - CONTINUED
   --------------------

Geographic Segments
-------------------
Foreign operations are located in Belgium, Italy, and until December, 1995, Venezuela. Included in consolidated net income are foreign currency transaction gains (losses) of ($46,000), $49,000, and ($98,000), realized during fiscal 1998, 1997, and 1996, respectively. Information concerning the Company's foreign operations after translation into U.S. dollars are summarized as follows for fiscal years ended March 31:

                                 1998            1997               1996
                                 ----            ----                ----
Net sales:
   United States           $   97,768,069    $  84,665,905     $   81,760,101
   Foreign                      8,330,145        8,300,247          7,308,832
                           --------------     ------------      -------------

                           $  106,098,214    $  92,966,152     $   89,068,933
                           ==============     ============      =============
Operating income (loss):
   United States           $   11,036,527    $  12,040,026     $   10,060,160
   Foreign                      1,023,654          726,635            (52,683)

                           --------------     ------------      -------------

                           $   12,060,181    $  12,766,661     $   10,007,477
                           ==============     ============      =============
Identifiable assets:

   United States           $   72,363,538    $  62,045,918     $   58,786,587
   Foreign                      6,257,621        6,970,214          7,385,881
                           --------------     ------------      -------------

                           $   78,621,159    $  69,016,132     $   66,172,468
                           ==============     ============      =============

Operating income excludes interest expense (income) and income tax expense. Foreign interest expense for the years ended March 31, 1998, 1997 and 1996 amounted to $161,646, $113,557, and $151,281, respectively. Inter-area transfers are not material.

In addition, the Company's U.S. operations had total export sales for the years ended March 31, 1998, 1997 and 1996 of $3,147,246, $2,917,400, and $2,501,776,
respectively.


10 - QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended March 31, 1998 and 1997:



                                                                                                    PER SHARE    PER SHARE
                                NET                     GROSS                     NET                 INCOME       INCOME
                               SALES                    PROFIT                   INCOME               BASIC       DILUTED
                               ------                   ------                   ------                ----       -------
1998 QUARTERS:
-------------
    Fourth            $         27,184,360     $         11,330,282      $          1,251,049        $  0.18      $  0.18
    Third                       29,080,065               12,605,857                 1,918,387           0.27         0.27
    Second                      27,810,071               12,192,194                 1,973,537           0.28         0.27
    First                       22,023,718               10,290,090                 1,677,201           0.23         0.23
                      --------------------     --------------------      --------------------        -------      ------

         Total        $        106,098,214     $         46,418,423      $          6,820,174        $  0.96      $  0.95
                      ====================     ====================      ====================        =======      =======

1997 QUARTERS:
-------------
    Fourth            $         22,332,222     $         10,330,859      $          1,486,125        $  0.21      $  0.20
    Third                       23,219,659               10,839,699                 1,961,993           0.28         0.27
    Second                      24,892,713               11,918,145                 2,262,386           0.31         0.31
    First                       22,521,558               10,855,453                 1,817,765           0.25         0.24
                      --------------------     --------------------      --------------------        -------      -------

         Total        $         92,966,152     $         43,944,156      $          7,528,269        $  1.05      $  1.02
                      ====================     ====================      ====================        =======      =======



                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

    Certain information concerning the directors and executive officers of the Company is incorporated by reference to the caption "Directors and Executive Officers" in the Proxy Statement of the Company, dated June 24, 1998 (the "1998 Proxy Statement").

    In addition to the executive officers named in the Proxy Statement, the Registrant employs the following key persons:

    BRIAN C. BARBO, age 41, is Vice President and General Manager of Trebla Chemical Company, and has served in that capacity since October 1988. He was formerly Manager of Manufacturing for Trebla Chemical Co. Mr. Barbo, a chemical engineer, has been with the Company since July 1979.

    PEDRO P. BONILLA, age 46, was named President of the CPAC Imaging Group on September 20, 1995. Prior to this, he was promoted to President of Trebla Chemical Company on April 24, 1995, a position he held in addition to his October, 1994 appointment to President of Allied Diagnostic Imaging Resources, Inc. Mr. Bonilla joined Trebla in February, 1993 as Vice President, Latin America/Caribbean. Prior to joining Trebla, Mr. Bonilla was previously General Manager of Technolab in Santo Domingo.

    J. ROBERT DUDIK, age 66, is President of Allied's Dental Division, a position he assumed in January, 1990. He was formerly Vice President of the Dental Division (1988-90), and, prior to that, National Sales Manager. Mr. Dudik has been an employee of Allied since 1982 and serves on the Board of Directors of Allied Diagnostic Imaging Resources, Inc.


    LEWIS L. GRAY, age 47, is Vice President, Chemical and Technical Resources for Fuller Brush. He started his career with the company in 1973 as a Q.C. Chemist, and was promoted to Research Chemist, Laboratory Manager, and Chief Chemist, until his current appointment in 1995. Mr. Gray has a B.S. degree in chemistry from Kansas State University.

    BRAD A. HENDRICKSON, President, of Allied Diagnostic Imaging Resources, Inc., is 35 years old. He began his career with CPAC in 1986 and has held several sales and marketing management positions including National Accounts Manager and Vice President of National Sales for Allied. A graduate of the University of Wisconsin with a Bachelor of Science in Economics, Mr. Hendrickson recently received his MBA from Emory University in Atlanta.

    JAVIER E. PAREDES, Vice President and General Manager of Stanley Home Products, is 52 years old. He joined Stanhome, Inc. in 1985, and held several management positions including General Manager of Stanley Home Productos Para Lar Ltda, Stanhome's direct selling company in Brazil. He also worked closely with Stanley's management team in developing new sales techniques, and has broad experience in top-level sales and financial management.

    JAMES W. PEMBROKE, age 39, joined CPAC in 1993 as Corporate Controller. He has been a Certified Public Accountant since 1983, and received his B.S. degree in accounting from Miami University (Ohio). Previously Mr. Pembroke was an Audit Manager for the accounting firm of Coopers and Lybrand L.L.P.

    EDWARD E. SCHILLER, 51, is Vice President and Technical Director for Trebla Chemical Company, a position he has held since February, 1985. From May, 1982 to January, 1985, he was Operations Manager at Trebla Chemical Co. Mr. Schiller is currently responsible for all research and development for CPAC, Inc. and its subsidiaries; he is also responsible for the technical service representatives at Trebla Chemical Company, and is the Registrant's Environmental Compliance Officer.


    NORBERT J. SCHNEIDER, age 45, was appointed President of Fuller Brush as of April 1, 1996. He joined the company in 1976 as a Product Engineer, and was later promoted to Vice President, Industrial Sales. In 1994 he was appointed Executive Vice President and General Manager. Mr. Schneider has a B.S. degree in Business Administration from Wichita State University.

    STEPHEN R. TAFARO, President, of Cleaning Technologies Group, is 55 years old. For the last twenty years has held various executive positions including President of IVAX Industries Cleaning Products Group (a subsidiary of IVAX Corporation), President of Bell Atlantic's Integration Systems Group, and Director of Retail Industry Marketing for Oracle Corporation. He holds a B.A. and M.A. in Education from Montclair State College.


ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

    Information regarding executive compensation is incorporated by reference to the caption "Executive Compensation" in the 1998 Proxy Statement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           ----------------------------------------------------
           MANAGEMENT
           ----------

    The stock ownership of each person known to CPAC to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and officers of CPAC as a group are incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement. The beneficial ownership of CPAC Common Stock of all directors of the Company is incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

    Information regarding certain relationships and related transactions is incorporated by reference to the caption "Information About The Board and Its Committees" in the 1998 Proxy Statement.




                                    PART IV
                                     ------


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           --------------------------------------------------------
           FORM 8-K
           --------

(a)The following financial statements of the Registrant are included as part of the report:

     1. FINANCIAL STATEMENTS:
        --------------------

      Report of Independent Accountants

      Consolidated Balance Sheets as of March 31, 1998 and 1997


      Consolidated Statements of Operations for the Years Ended March 31, 1998, 1997, and 1996

      Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 1998, 1997, and 1996

      Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997, and 1996

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

(b)  Reports on Form 8-K
     -------------------

     None

(c)  Exhibits
     --------

     2.Plan of acquisition, reorganization, arrangement, liquidation, or succession

     3.Articles of Incorporation, By-Laws

         3.1 Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996

         3.2 By-laws, as amended, incorporated herein by reference to Form 10-K, filed for period ended March 31, 1989

     4.Instruments defining the rights of security holders, including indentures

         4.1 Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as
              Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as
              Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997

     9.Voting Trust Agreement

    10.  Material Contracts


         10.1 Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q for the period ended September 30, 1995

         10.2 CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Amendment No. 1 to Form S-8 Registration Statement filed October 3, 1996

         10.3 CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996

    11.  Statement re:  Computation of Per Share Earnings (Loss)

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

         21.1 Subsidiaries of the Registrant

    22. Published report regarding matters submitted to vote of security holders

    23.  Consent of Experts and Counsel

         23.1 Consent of Coopers & Lybrand L.L.P.

    24.  Power of Attorney

    27.  Financial Data Schedule

         27.1 Financial Data Schedule for the Year Ending March 31, 1998

         27.2 Restated Financial Data Schedule for the periods ending September 30, 1997 and December 31, 1997

         27.3 Restated Financial Data Schedule for the periods ending June 30, 1996, September 30, 1996, December 31, 1996, March 31, 1997, and
              March 31, 1996

    99.  Additional Exhibits

         99.1 Forward-Looking Information


ITEM 14.   FINANCIAL STATEMENT SCHEDULE                             SCHEDULE II
           ----------------------------


                                   CPAC, INC.
                                   ----------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 ----------------------------------------------
            FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996
            --------------------------------------------------------




                            BALANCE AT                                BALANCE
                            BEGINNING                                AT END OF
                            OF PERIOD     ADDITIONS     DEDUCTIONS     PERIOD
                            ---------     ---------     ----------     ------
1998:
  Allowance for doubtful
    accounts                $  587,000    $  336,000    $ (83,000)   $  840,000
  Inventory reserve            937,000     1,095,000     (267,000)    1,765,000
  Plant closure reserve        168,000                   (168,000)            0

1997:
  Allowance for doubtful
    accounts                $  611,000    $  168,000    $(192,000)   $  587,000
  Inventory reserve            863,000       192,000     (118,000)      937,000
  Plant closure reserve        168,000             0            0       168,000

1996:
  Allowance for doubtful
    accounts                $  601,000    $  280,000    $(270,000)   $  611,000
  Inventory reserve            764,000       352,000     (253,000)      863,000
  Plant closure reserve              0       168,000            0       168,000




                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                        CPAC, INC.


Date        June 24, 1998                By /s/ Thomas N. Hendrickson
     ----------------------------           ------------------------------------
                                            Thomas N. Hendrickson, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date        June 24, 1998                By /s/ Thomas N. Hendrickson
     ----------------------------           ------------------------------------
                                            Thomas N. Hendrickson, President,
                                            Chief Executive Officer, Treasurer,
                                            and Director


Date        June 24, 1998                By /s/ Robert C. Isaacs
     ----------------------------           ------------------------------------
                                            Robert C. Isaacs, Senior Vice
                                            President and Director


Date        June 24, 1998                By /s/ Robert Oppenheimer
     ----------------------------           ------------------------------------
                                            Robert Oppenheimer, Secretary and

                                            Director


Date        June 24, 1998                By /s/ Seldon T. James, Jr.
     ----------------------------           ------------------------------------
                                            Seldon T. James, Jr., Director


Date        June 24, 1998                By /s/ John C. Burton
     ----------------------------           ------------------------------------
                                            John C. Burton, Director


Date        June 24, 1998                By /s/ Thomas J. Weldgen
     ----------------------------           ------------------------------------
                                            Thomas J. Weldgen
                                            Vice President, Finance and
                                            Chief Financial Officer


Date        June 24, 1998                By /s/ Wendy F. Clay
     ----------------------------           ------------------------------------
                                            Wendy F. Clay
                                            Vice President, Administration


                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                    Page
-------                                                                    ----
  2.   Plan of acquisition, reorganization, arrangement,
       liquidation, or succession                                          N/A


  3.   Articles of Incorporation, By-Laws

         3.1  Certificate of Incorporation, as amended
              September 11, 1996, incorporated herein by
              reference to Form 10-Q, filed for the period
              ended September 30, 1996                                     N/A

         3.2  By-laws, as amended, incorporated herein by
              reference to Form 10-K, filed for period ended
              March 31, 1989                                               N/A

  4. Instruments defining the rights of security holders, including indentures

         4.1  Loan Agreement dated February 9, 1994, and Letter
              of Commitment dated December 16, 1993,
              incorporated herein by reference to Form 10-K
              filed for the period ended March 31, 1994, as
              amended by Exhibits 99.1 to 99.3 filed as
              Exhibits to the Form 10-Q for the quarter ended
              December 31, 1994, and amended by Letter of
              extension and increase dated October 29, 1996,
              filed as Exhibit 99.1 to Form 10-Q for the
              quarter ended September 30, 1996, and further
              amended by First Amendment to Second Amended and
              Restated Loan Agreement dated October 31, 1996,
              filed as Exhibit 4.1 to Form 10-Q for the
              quarter ended December 31, 1996, and further
              amended by Agreement dated September 12, 1997
              filed as Exhibit 99.1 to Form 10-Q for the
              quarter ended September 30, 1997                             N/A

  9.   Voting Trust Agreement                                              N/A

 10.     Material Contracts

         10.1 Employment Agreement between Thomas N.
              Hendrickson and CPAC, Inc. dated September 30,
              1995, incorporated herein by reference to Form
              10-Q for the period ended September 30, 1995                 N/A

         10.2 CPAC, Inc. Executive Long-Term Stock Investment
              Plan, incorporated herein by reference to

              Amendment No. 1 to Form S-8 Registration
              Statement filed October 3, 1996                              N/A

         10.3 CPAC, Inc. 1996 Nonemployee Directors Stock
              Option Plan, incorporated herein by reference to
              Form S-8 Registration Statement filed October 3,
              1996                                                         N/A

 11.   Statement re:  Computation of Per Share Earnings (Loss)             N/A

 12.   Statement re:  Computation of Ratios                                N/A

 13.   Annual Report to Security Holders                                   N/A

 16.   Letter re:  Change of Certifying Accountant                         N/A

 18.   Letter re:  Change in Accounting Principles                         N/A

 21.     Subsidiaries of the Registrant

         21.1 Subsidiaries of the Registrant                                48

 22.   Published report regarding matters submitted to vote of
       security holders                                                    N/A

 23.     Consent of Experts and Counsel

         23.1 Consent of Coopers & Lybrand L.L.P.                           49

 24.   Power of Attorney                                                   N/A

 27.   Financial Data Schedule


         27.1 Financial Data Schedule for the Year Ending
              March 31, 1998                                                50

         27.2 Restated Financial Data Schedule for the periods
              ending September 30, 1997 and December 31, 1997               51

         27.3 Restated Financial Data Schedule for the periods
              ending June 30, 1996, September 30, 1996,
              December 31, 1996, March 31, 1997, and March 31,
              1996                                                          52

 99.     Additional Exhibits

         99.1 Forward-Looking Information                                   53