Form 10-Q
period 1998-06-30
CPAC INC
filed 1998-08-12
CIK 351717

FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended              June 30, 1998
                     -----------------------------------------------------------

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


                                    CPAC, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


               New York                                   16-0961040
----------------------------------          ------------------------------------
   (State or Other Jurisdiction of          (IRS Employer Identification Number)
    Incorporation or Organization)



2364 Leicester Rd., Leicester, New York                     14481
----------------------------------------         -------------------------------
(Address of Principal Executive Offices)                  (ZIP Code)



Registrant's telephone number, including area code:   (716) 382-3223
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

      Yes [ X ]   No [    ]

As of June 30, 1998, there were outstanding 6,895,796 shares of the Company's Common Stock, $.01 Par Value. Options for 881,479 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.




                          CPAC, INC. AND SUBSIDIARIES
                           --------------------------

                                     INDEX
                                     -----


PART I   FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

  Item 1.   Financial Statements

         CPAC, Inc. and Subsidiaries Consolidated
            Balance Sheets - June 30, 1998 (Unaudited),
            and March 31, 1998                                               3

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Three Months Ended
            June 30, 1998, and June 30, 1997 (Unaudited)                     4

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Cash Flows - Three Months Ended
            June 30, 1998, and June 30, 1997 (Unaudited)                     5

         Notes to Consolidated Financial Statements                          6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

PART II  OTHER INFORMATION
         -----------------

  Item 1.   Legal Proceedings                                               12

  Item 2.   Changes in Securities                                           12

  Item 3.   Defaults Upon Senior Securities                                 12

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                                12

  Item 5.   Other Information                                               12

  Item 6.   Exhibits and Reports on Form 8-K                                12

SIGNATURE PAGE                                                              14

EXHIBIT INDEX                                                               15




                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                               ASSETS
                                                               ------
                                                                                 JUNE 30, 1998           MARCH 31, 1998
                                                                                 --------------          --------------
                                                                                  (Unaudited)                (Note)
Current assets:
   Cash and cash equivalents                                                   $      5,127,375        $      5,226,128
   Accounts receivable (net of allowance for doubtful
     accounts of $830,000 and $840,000, respectively)                                15,742,743              16,391,436
   Inventory                                                                         19,340,955              21,000,688
   Prepaid expenses and other current assets                                          2,906,884               3,009,022
                                                                               ----------------        ----------------
        Total current assets                                                         43,117,957              45,627,274
Property, plant and equipment, net                                                   18,056,050              17,622,680
Goodwill and intangible assets (net of amortization of
   $1,934,637 and $1,954,712, respectively)                                          13,640,762              13,775,411
Other assets                                                                          1,591,412               1,595,794
                                                                               ----------------        ----------------
                                                                               $     76,406,181        $     78,621,159
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
   Current portion of long-term debt                                           $         93,141        $        124,349
   Accounts payable                                                                   5,098,182               5,473,254
   Accrued payroll and related expenses                                               1,972,149               2,287,638
   Accrued income taxes payable                                                         944,079                 448,523
   Other accrued expenses and liabilities                                             3,506,204               3,802,188
                                                                               ----------------        ----------------
     Total current liabilities                                                       11,613,755              12,135,952

Long-term debt, net of current portion                                                6,578,928               9,892,481
Other long-term liabilities                                                           3,798,278               3,737,965
Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized 20,000,000 shares;
     Issued 6,981,103 shares and 6,996,556 shares,
        respectively                                                                     69,811                  69,966
   Additional paid-in capital                                                        23,900,273              24,057,178
   Retained earnings                                                                 31,790,094              30,531,085
   Accumulated other comprehensive income                                              (754,770)             (1,213,280)
                                                                               ----------------        ----------------
                                                                                     55,005,408              53,444,949
Less:  Treasury stock, at cost, 85,307 shares                                          (590,188)               (590,188)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        54,415,220              52,854,761
                                                                               ----------------        ----------------
                                                                               $     76,406,181        $     78,621,159
                                                                               ================        ================

           Note:  The balance sheet at March 31, 1998 has been taken from the audited financial statements of that date.


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               --------------------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                  JUNE 30, 1998 AND JUNE 30, 1997
                                                   ------------------------------

                                                             UNAUDITED
                                                              --------




                                                                              1998                        1997
                                                                              ----                        ----
Net sales                                                              $      27,006,710            $     22,023,718
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              15,111,596                  11,733,628
   Selling, administrative and
     engineering expenses                                                      9,409,650                   7,370,591
   Research and development expense                                              180,380                     165,170
   Interest expense, net                                                         183,075                     (67,872)
                                                                       -----------------            ----------------

                                                                              24,884,701                  19,201,517
                                                                       -----------------            ----------------

Income before income tax expense                                               2,122,009                   2,822,201

Provision for income tax expense                                                 863,000                   1,145,000
                                                                       -----------------            ----------------

        Net income                                                     $       1,259,009            $      1,677,201
                                                                       =================            ================

Income per common share:
   Basic                                                               $            0.18            $           0.23
                                                                       =================             ===============
   Diluted                                                             $            0.18            $           0.23
                                                                       =================            ================
Average common shares outstanding:
   Basic                                                                       6,912,321                   7,149,837
                                                                       =================            ================
   Diluted                                                                     6,980,328                   7,236,755
                                                                       =================            ================



                                                    CPAC, INC. AND SUBSIDIARIES
                                                     ---------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               --------------------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                  JUNE 30, 1998 AND JUNE 30, 1997
                                                   ------------------------------

                                                             UNAUDITED
                                                              --------

                                                                                        1998                   1997
                                                                                        ----                   ----
Cash flows from operating activities:
   Net income                                                                     $    1,259,009         $    1,677,201
                                                                                  --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                                    625,836                555,979
        Amortization of intangible assets                                                132,957                 64,563
   Changes in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                                              846,995                116,218
        Inventory                                                                      1,895,592                896,871
        Accounts payable                                                                (374,654)               369,581
        Accrued expenses & liabilities                                                   (85,697)               (67,545)
        Other changes, net                                                               301,584                 90,176
                                                                                  --------------         --------------
          Total adjustments                                                            3,342,613              2,025,843
                                                                                  --------------         --------------
            Net cash provided by operating activities                                  4,601,622              3,703,044
                                                                                  --------------         --------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment, net                                      (861,999)              (470,195)
   Business acquisition, net of cash acquired                                           (312,563)
                                                                                  --------------         --------------
        Net cash used in investing activities                                         (1,174,562)              (470,195)
                                                                                  --------------         --------------

Cash flows from financing activities:
   Common stock repurchase                                                              (274,138)
   Issuance of common stock                                                               84,078                 73,950
   Repayment of long-term borrowings                                                  (3,344,762)              (106,305)
                                                                                  --------------         --------------
        Net cash used in financing activities                                         (3,534,822)               (32,355)
                                                                                  --------------         --------------
   Effect of exchange rate changes on cash                                                 9,009                 (3,076)
                                                                                  --------------         --------------

        Net increase (decrease) in cash and cash equivalents                             (98,753)             3,197,418
Cash and cash equivalents - beginning of period                                        5,226,128             15,106,868
                                                                                  --------------         --------------
Cash and cash equivalents - end of period                                         $    5,127,375         $   18,304,286
                                                                                  ==============         ==============




                          CPAC, INC. AND SUBSIDIARIES
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   UNAUDITED
                                    --------


1 - CONSOLIDATED FINANCIAL STATEMENTS
   ----------------------------------
    The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the three-month periods ended June 30, 1998 and June 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1998 (which include only normal recurring adjustments), have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1998, annual report to shareholders. The results of operations for the three months ended June 30, 1998, are not necessarily indicative of the operating results for the full year.


2 - INVENTORY
    ---------
    Inventory is summarized as follows:
                                               JUNE 30, 1998    MARCH 31, 1998
                                               -------------    --------------

     Raw materials and purchased parts         $  7,974,129      $ 7,086,847
     Work-in-process                              1,057,473          936,072
     Finished goods                              10,088,587       12,717,444
     Promotional supplies                           220,766          260,325
                                                - ----------      -----------
                                               $ 19,340,955      $21,000,688
                                                ============     ===========


3 - EARNINGS PER SHARE
   -------------------
    Basic earnings per share are based upon the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average common shares outstanding during the period plus the dilutive effect of shares issuable through stock options and warrants. The shares used in calculating basic and diluted earnings per share are reconciled as follows:

                                        THREE MONTHS ENDED JUNE 30,
                                           1998              1997
                                           ----              -----
     Basic weighted average number
        of shares outstanding              6,912,321      7,149,837

     Effect of dilutive stock options         68,007         86,918

     Dilutive shares outstanding           6,980,328      7,236,755


    Unexercised stock options to purchase 691,597 and 421,500 shares of the Company's common stock as of June 30, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater then the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 1998, are still outstanding at the end of the period.


4 - ACQUISITION
   ------------
    On April 1, 1998, the Company acquired certain operating assets of PerfectView, a manufacturer of illuminators (lightboxes) for viewing x-ray film, for approximately $313,000 in cash, and assumption of certain liabilities, for a total asset purchase price of approximately $342,000. PerfectView had historical revenues of approximately $700,000. Manufacturing has been moved to the Company's Equipment Division operation and it is expected that this product will provide cross-selling opportunities in the Company's Imaging Segment, as products can be sold through the Company's medical and dental sales force, as well as direct to Imaging customers. Pro forma information is not provided, as the impact of the acquisition on the consolidated results of operations of the Company was not material.


5 - COMPREHENSIVE INCOME
   ---------------------
    The Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" as of April 1, 1998. Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income is summarized as follows:

                                           JUNE 30, 1998          JUNE 30, 1997
                                           -------------          -------------
     Net income                              $ 1,259,009            $ 1,677,201

     Other comprehensive income (expense)        458,510               (299,077)
                                             -----------            -----------

     Total comprehensive income              $ 1,717,519            $ 1,378,124
                                             ===========            ===========


6 - LITIGATION
   -----------
    No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------


                        LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

    During the first quarter, the outstanding balance on the Company's domestic line of credit was reduced to zero, through utilization of previously invested cash, and internally generated cash flows. In addition, the Company continued their stock buy-back program announced during fiscal 1998, with the Company spending approximately $274,000 through June 30, 1998 to acquire over 26,000 shares of the Company's $.01 par common stock.

    Effective July 10, 1998, the Company renegotiated its borrowing agreement with NationsBank, increasing its borrowing capacity under the line of credit facility to $20,000,000. The interest rate continues to be the lower of prime or the 30-day LIBOR rate plus .75%. The line of credit facility matures on October 31, 2000, and requires meeting certain financial covenants, with which the Company was in compliance at June 30, 1998.

    The Company continues to maintain over $3.4 million in short-term investments which it can use for other working capital needs.

    The Company also maintains a line of credit facility with a major Belgian bank, which was not utilized at June 30, 1998. The amount available is 22.9 million Belgian francs (approximately $619,000 based on June 30, 1998 conversion rate for the Belgian franc).

    The working capital ratios at June 30, 1998, March 31, 1998, and June 30, 1997 were 3.71 to 1, 3.76 to 1, and 5 to 1. The decrease in working capital at June 30, 1998 as compared to March 31, 1998 and June 30, 1997 is the result of debt reduction, capital expenditures, and financing of the PerfectView acquisition.

    Management believes that the remaining invested funds, coupled with existing available lines of credit, and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of June 30, 1998. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.


ASSET TURNOVER RATIOS
---------------------
                            JUNE 30, 1998       MARCH 31, 1998     JUNE 30, 1997
                            --------------      --------------     -------------
    (1) Receivables-days
           outstanding           54.1 days         51.9 days         56.6 days

    (2) Annual inventory
           turns                 3.0 times         3.1 times         2.8 times

     At June 30, 1998, the increase in days outstanding is due to a lengthening in some Fuller Brand customer receivable terms over the previous quarter. Imaging customers typically average 90 days outstanding, versus Fuller Brands segment customers, which, due to Stanley's predominantly cash sales, generally have shorter payment terms.

     The increase in inventory turns for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 is a function of the concerted efforts to more closely match inventory levels with current sales conditions.


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

    Sales for the quarter ended June 30, 1998 increased 22.6% over the quarter ended June 30, 1997. Sales for the quarter in the Fuller Brands segment have increased 52.0% compared with the quarter ended June 30, 1997, as a result of the acquisition of the Cleaning Technologies Group. For the Imaging segment, overall sales for the quarter ended June 30, 1998, decreased 8.3% over the quarter ended June 30, 1997, primarily as the result of decreased chemical sales in the U.S. color photochemical market.

    Gross margins were 44.0% for this quarter versus 44.0% for the year ended March 31, 1998, and 46.7% for the same quarter last year. Gross margins in the Fuller Brands segment have decreased to 47.0% from 47.4% for the year ended March 31, 1998, and 53.8% for the same quarter last year, partly as a result of the inclusion of the Cleaning Technologies Group's business, which historically has operated at a lower margin than Fuller and Stanley's operations. Also, continued lower Fuller and Stanley direct sales lowered the blended gross margin for the segment. Gross margins in the Imaging segment were 38.9% as compared to 38.6% for the year ended March 31, 1998, and 39.3% for the same quarter last year. The slight increase from March 31, 1998 gross margins is largely attributable to improved performance in the foreign photochemical industry, especially at CPAC Italia. The Company does not expect substantial margin improvement as it is anticipated that newer contracts obtained will be at reduced margins in both the Fuller Brands and Imaging segments.

    Selling, administrative, and engineering costs this quarter were 34.8%, versus 31.7% for the year ended March 31, 1998, versus 33.5% for the same quarter last year. In the Fuller Brands segment, selling, administrative, and engineering costs for this quarter increased to 37.7% from 34.6% for the year ended March 31, 1998, and 37.3% for the same quarter last year. The quarter's increase as compared to year ended March 31, 1998 is partly attributable to increased marketing and promotional expenses in an attempt to increase the Direct Selling business of Fuller and Stanley Home Products. In the Imaging segment, selling, administrative, and engineering costs for this quarter increased to 30.9% from 28.1% for the year ended March 31, 1998, and 30.4% incurred in the same quarter last year. Although the actual dollars expended in selling, general, and engineering expenses are down for the quarter, the percentage increase, as it relates to sales, is largely a result of the decline in Imaging sales as compared to previous periods.

    Net interest expense increased significantly for the quarter ended June 30, 1998 versus the quarter ended June 30, 1997, due to the decrease in cash and short term invested funds that existed at June 30, 1997, prior to the acquisition of the Cleaning Technologies Group.

    The Provision for income taxes as a percentage of pretax income for the quarter was 40.7% versus 40.6% for the quarter ended June 30, 1997. It is expected that the effective rate may increase slightly in future quarters due to increased state income taxes as a result of the Cleaning Technologies Group acquisition, and increased foreign taxes, due to higher profits from the Company's foreign operations.

    Net income for the quarter ended June 30, 1998, decreased 24.9% over the quarter ended June 30, 1997, due primarily to the shortfall in the domestic photochemistry operation's profits (as well as the sales shortfall in the Fuller Brands' operations).


FOREIGN OPERATIONS
------------------

    Foreign operations' results were mixed in the first quarter as compared to the same quarter in fiscal 1998. Sales in Europe decreased 11.8% for the quarter, compared to the similar period in fiscal 1998, while sales in Italy were up 5% for the quarter. CPAC Europe's sales and profits are expected to improve in the second quarter, while Italy's results continue to look favorable. However, currency impacts from a stronger US dollar may continue to negatively effect sales and profits after translation for both operations.

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

   e. the effect of changes in the distribution channels for Fuller Brands;

   f. the level of demand for Fuller Brands' contract manufactured products;
      and

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

        (4) Instruments defining the rights of security holders, including indentures
             4.1 Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, filed as
                  Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1998

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

                                                          CPAC, INC.


Date        August 12, 1998                 By  /s/ Thomas N. Hendrickson
     ----------------------------               --------------------------------
                                                Thomas N. Hendrickson,
                                                President,
                                                Chief Executive Officer,
                                                Treasurer


Date        August 12, 1998                 By  /s/ Thomas J. Weldgen
     ----------------------------               --------------------------------
                                                Thomas J. Weldgen
                                                Vice President Finance and
                                                     Chief Financial Officer


Date        August 12, 1998                 By  /s/ James W. Pembroke
     ----------------------------               --------------------------------
                                                James W. Pembroke
                                                Chief Accounting Officer


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

       3.2   By-laws, as amended, incorporated herein by reference
             to Form 10-K, filed for period ended March 31, 1989             N/A

  4. Instruments defining the rights of security holders, including indentures

       4.1    Loan Agreement dated February 9, 1994, and Letter of
              Commitment dated December 16, 1993, incorporated
              herein by reference to Form 10-K filed for period
              ended March 31, 1994, as amended by Exhibits 99.1 to
              99.3 filed as Exhibits to the Form 10-Q for the
              quarter ended December 31, 1994, and amended by
              Letter of extension and increase dated October 29,
              1996, filed as Exhibit 99.1 to Form 10-Q for the
              quarter ended September 30, 1996, and further amended
              by First Amendment to Second Amended and Restated
              Loan Agreement dated October 31, 1996, filed as
              Exhibit 4.1 to Form 10-Q for the quarter ended
              December 31, 1996, and further amended by Agreement
              dated September 12, 1997 filed as Exhibit 99.1 to
              Form 10-Q for the quarter ended September 30, 1997,
              and further amended by Second Amendment to Second
              Amended and Restated Loan Agreement dated July 10,
              1998, filed as Exhibit 4.1 to Form 10-Q for the
              quarter ended June 30, 1998                                     16

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

 15.   Letter re unaudited interim financial information                     N/A

 18.   Letter re change in accounting principles                             N/A

 19.   Report furnished to security holders                                  N/A

 22.   Published report regarding matters submitted to
       vote of security holders                                              N/A

 23.   Consents of experts and counsel                                       N/A

 24.   Power of attorney                                                     N/A

 27.   Financial data schedule                                                44

 99.   Additional exhibits                                                   N/A