Form 10-Q
period 1998-09-30
CPAC INC
filed 1998-11-12
CIK 351717

FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended            September 30, 1998
                      ----------------------------------------------------------

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File No.                   0-9600
                    ------------------------------------------------------------

                                    CPAC, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

               New York                                   16-0961040
----------------------------------------      ----------------------------------
   (State or Other Jurisdiction of          (IRS Employer Identification Number)
    Incorporation or Organization)


2364 Leicester Rd., Leicester, New York                     14481
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                  (ZIP Code)


Registrant's telephone number, including area code:   (716) 382-3223
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

      Yes [ X ]   No [    ]

As of September 30, 1998, there were outstanding 6,794,046 shares of the Company's Common Stock, $.01 Par Value. Options for 891,010 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

<PAGE 1>


                          CPAC, INC. AND SUBSIDIARIES
                          ---------------------------

                                     INDEX
                                     -----


PART I   FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

  Item 1.   Financial Statements

         CPAC, Inc. and Subsidiaries Consolidated
            Balance Sheets - September 30, 1998 (Unaudited),
            and March 31, 1998                                               3

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Six Months Ended
            September 30, 1998, and September 30, 1997 (Unaudited)           4

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Three Months Ended
            September 30, 1998, and September 30, 1997 (Unaudited)           5

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Cash Flows - Six Months Ended
            September 30, 1998, and September 30, 1997 (Unaudited)           6

         Notes to Consolidated Financial Statements                          7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

PART II  OTHER INFORMATION
         -----------------


  Item 1.   Legal Proceedings                                               14

  Item 2.   Changes in Securities                                           14

  Item 3.   Defaults Upon Senior Securities                                 14

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                                14

  Item 5.   Other Information                                               14

  Item 6.   Exhibits and Reports on Form 8-K                                14

SIGNATURE PAGE                                                              16

EXHIBIT INDEX                                                               17

<PAGE 2>


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                               ASSETS
                                                               ------
                                                                               SEPTEMBER 30, 1998        MARCH 31, 1998
                                                                               ------------------        --------------
                                                                                  (Unaudited)                (Note)
Current assets:
   Cash and cash equivalents                                                   $      2,358,846        $      5,226,128
   Accounts receivable (net of allowance for doubtful
     accounts of $839,000 and $840,000, respectively)                                18,131,246              16,391,436
   Inventory                                                                         20,478,978              21,000,688

   Prepaid expenses and other current assets                                          3,126,566               3,009,022
                                                                               ----------------        ----------------
        Total current assets                                                         44,095,636              45,627,274
Property, plant and equipment, net                                                   19,396,798              17,622,680
Goodwill and intangible assets (net of amortization of
   $1,894,917 and $1,954,712, respectively)                                          13,517,265              13,775,411
Other assets                                                                          1,642,384               1,595,794
                                                                               ----------------        ----------------
                                                                               $     78,652,083        $     78,621,159
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
   Current portion of long-term debt                                           $        104,027        $        124,349
   Accounts payable                                                                   6,668,156               5,473,254
   Accrued payroll and related expenses                                               2,161,681               2,287,638
   Accrued income taxes payable                                                         821,127                 448,523
   Other accrued expenses and liabilities                                             2,786,155               3,802,188
                                                                               ----------------        ----------------
     Total current liabilities                                                       12,541,146              12,135,952

Long-term debt, net of current portion                                                7,219,948               9,892,481
Other long-term liabilities                                                           3,851,773               3,737,965
Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized 20,000,000 shares;
     Issued 6,879,353 shares and 6,996,556 shares,
        respectively                                                                     68,793                  69,966
   Additional paid-in capital                                                        22,989,109              24,057,178
   Retained earnings                                                                 33,381,634              30,531,085
   Accumulated other comprehensive income                                              (810,132)             (1,213,280)
                                                                               ----------------        ----------------
                                                                                     55,629,404              53,444,949
Less:  Treasury stock, at cost, 85,307 shares                                          (590,188)               (590,188)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        55,039,216              52,854,761
                                                                               ----------------        ----------------

                                                                               $     78,652,083        $     78,621,159
                                                                               ================        ================

Note:  The balance sheet at March 31, 1998 has been taken from the audited financial statements of that date.
                              The accompanying notes are an integral part of the financial statements.

<PAGE 3>


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------
                                             SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                             -----------------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1998                        1997
                                                                              ----                        ----
Net sales                                                              $      55,963,434            $     49,833,789
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              31,416,682                  27,351,505
   Selling, administrative and
     engineering expenses                                                     18,960,934                  15,833,388
   Research and development expense                                              373,872                     375,437
   Interest expense, net                                                         374,397                      42,721
                                                                       -----------------            ----------------

                                                                              51,125,885                  43,603,051
                                                                       -----------------            ----------------

Income before income tax expense                                               4,837,549                   6,230,738

Provision for income tax expense                                               1,987,000                   2,580,000
                                                                       -----------------            ----------------

        Net income                                                     $       2,850,549            $      3,650,738
                                                                       =================            ================

Income per common share:
   Basic                                                               $            0.41            $           0.51
                                                                       =================            ================
   Diluted                                                             $            0.41            $           0.50
                                                                       =================            ================
Average common shares outstanding:
   Basic                                                                       6,884,567                   7,150,383
                                                                       =================            ================
   Diluted                                                                     6,941,221                   7,238,764
                                                                       =================            ================


                              The accompanying notes are an integral part of the financial statements.

<PAGE 4>


                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                             SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                             -----------------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1998                        1997
                                                                              ----                        ----

Net sales                                                              $      28,956,724            $     27,810,071
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              16,305,086                  15,617,877
   Selling, administrative and
     engineering expenses                                                      9,551,284                   8,462,797
   Research and development expense                                              193,492                     210,267
   Interest expense, net                                                         191,322                     110,593
                                                                       -----------------            ----------------

                                                                              26,241,184                  24,401,534
                                                                       -----------------            ----------------

Income before income tax expense                                               2,715,540                   3,408,537

Provision for income tax expense                                               1,124,000                   1,435,000
                                                                       -----------------            ----------------

        Net income                                                     $       1,591,540            $      1,973,537
                                                                       =================            ================

Income per common share:
   Basic                                                               $            0.23            $           0.28
                                                                       =================            ================
   Diluted                                                             $            0.23            $           0.27
                                                                       =================            ================
Average common shares outstanding:
   Basic                                                                       6,856,813                   7,150,928
                                                                       =================            ================
   Diluted                                                                     6,902,113                   7,240,772
                                                                       =================            ================


                              The accompanying notes are an integral part of the financial statements.

<PAGE 5>



                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------
                                             SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                             -----------------------------------------

                                                             UNAUDITED
                                                             ---------

                                                                                        1998                   1997
                                                                                        ----                   ----
Cash flows from operating activities:
   Net income                                                                     $    2,850,549         $    3,650,738
                                                                                  --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                                  1,275,246              1,163,115
        Amortization of intangible assets                                                258,146                283,579
   Changes in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                                           (1,544,825)            (1,935,913)
        Inventory                                                                        745,237              1,621,261
        Accounts payable                                                               1,197,839                943,892
        Accrued expenses & liabilities                                                  (759,502)              (580,424)
        Other changes, net                                                               112,030                (79,607)
                                                                                  --------------         --------------
          Total adjustments                                                            1,284,171              1,415,903
                                                                                  --------------         --------------
            Net cash provided by operating activities                                  4,134,720              5,066,641
                                                                                  --------------         --------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment, net                                    (2,862,524)              (887,769)
   Business acquisition, net of cash acquired                                           (312,563)           (17,549,000)
                                                                                  --------------         --------------
        Net cash used in investing activities                                         (3,175,087)           (18,436,769)
                                                                                  --------------         --------------

Cash flows from financing activities:
   Common stock repurchase                                                            (1,219,320)              (160,388)
   Issuance of common stock                                                               84,078                145,950
   Proceeds from long-term borrowings                                                    654,483              6,000,000
   Repayment of long-term borrowings                                                  (3,347,338)            (2,266,257)
                                                                                  --------------         --------------
        Net cash provided (used in) financing activities                              (3,828,097)             3,719,305
                                                                                  --------------         --------------
   Effect of exchange rate changes on cash                                                 1,182                 (5,313)
                                                                                  --------------         --------------

        Net decrease in cash and cash equivalents                                     (2,867,282)            (9,656,136)
Cash and cash equivalents - beginning of period                                        5,226,128             15,106,868
                                                                                  --------------         --------------
Cash and cash equivalents - end of period                                         $    2,358,846         $    5,450,732
                                                                                  ==============         ==============

                              The accompanying notes are an integral part of the financial statements.

<PAGE 6>


                          CPAC, INC. AND SUBSIDIARIES
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   UNAUDITED
                                   ---------


1 - CONSOLIDATED FINANCIAL STATEMENTS
    ---------------------------------
    The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the six-month periods ended September 30, 1998 and September 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1998 (which include only normal recurring adjustments), have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1998, annual report to shareholders. The results of operations for the six months ended September 30, 1998, are not necessarily indicative of the operating results for the full year.


2 - INVENTORY
    ---------
    Inventory is summarized as follows:
                                             SEPTEMBER 30, 1998 MARCH 31, 1998
                                             ------------------ --------------

     Raw materials and purchased parts        $  8,095,304       $  7,086,847
     Work-in-process                             1,709,653            936,072
     Finished goods                             10,435,195         12,717,444
     Promotional supplies                          238,826            260,325
                                              ------------       ------------
                                              $ 20,478,978       $ 21,000,688
                                              ============       ============


3 - EARNINGS PER SHARE
    ------------------
    Basic earnings per share are based upon the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average common shares outstanding during the period plus the dilutive effect of shares issuable through stock options and warrants. The shares used in calculating basic and diluted earnings per share are reconciled as follows:

                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                SEPTEMBER 30,               SEPTEMBER 30,
                           1998                1997    1998               1997
                           ------------------------    -----------------------

Basic weighted average
   number of shares
      outstanding           6,856,813     7,150,928     6,884,567    7,150,383

Effect of dilutive stock
   options                     45,300        89,844        56,654       88,381
                           ----------    ----------    ----------  -----------

Dilutive shares
   outstanding              6,902,113     7,240,772     6,941,221    7,238,764

<PAGE 7>


    Unexercised stock options to purchase 701,441 and 167,000 shares of the Company's common stock as of September 30, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater then the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 1998, are still outstanding at the end of the period.


4 - COMPREHENSIVE INCOME
    --------------------
    The Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" as of April 1, 1998. Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income is summarized as follows:

                                         SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                         ------------------  ------------------

Net income                                   $ 2,850,549         $ 3,650,738

Other comprehensive income (expense)             403,148            (560,201)
                                             -----------         -----------

Total comprehensive income                   $ 3,253,697         $ 3,090,537
                                             ===========         ===========


5 - LITIGATION
    ----------
    No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.


6 - SUBSEQUENT EVENT
    ----------------
    On November 2, 1998 the Company's Board of Directors approved the reinstatement of a regular quarterly cash dividend on its common stock. The dividend declared was $.065 a share, payable to shareholders of record on November 20, 1998, to be paid on December 11, 1998.

<PAGE 8>


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

    Solid operating cash flows through the first six months of the year allowed the Company to allocate resources to capital projects, reduce outstanding debt, and repurchase Company stock. Investment in capital projects at Fuller Brush, CPAC Europe, and CPAC Asia totaled approximately $2.9 million; the Company's outstanding line of credit balance and other foreign debt were reduced approximately $2.7 million (net of borrowings); and the Company has spent approximately $1.2 million repurchasing and retiring 128,725 shares of its common stock since April 1, 1998.


    The Company maintains a line of credit facility with BankAmerica Corp. (formerly NationsBank), with a borrowing capacity of $20,000,000. At September 30, 1998, the Company did not have any borrowings outstanding against the line. The interest rate is the lower of prime or the 30-day LIBOR rate plus .75%. The line of credit facility matures on October 31, 2000 and requires meeting certain financial covenants, with which the Company was in compliance with at September 30, 1998.

    The Company continues to maintain over $2.1 million in short-term investments, which it can use for other working capital needs.

    The Company also maintains a line of credit facility with a major Belgian bank, which was not utilized at September 30, 1998. The amount available is
22.9 million Belgian francs (approximately $650,000 based on September 30, 1998 conversion rate for the Belgian franc).

    The working capital ratios at September 30, 1998, March 31, 1998, and September 30, 1997 were 3.52 to 1, 3.76 to 1, and 3.57 to 1. The decrease in working capital at September 30, 1998 as compared to March 31, 1998 and September 30, 1997 is the result of debt reduction, capital expenditures, and stock repurchase.

    On November 2, 1998, the Company's Board of Directors approved the reinstatement of a regular cash dividend of $.065 a quarter that had been halted since November, 1994. Based on common shares outstanding, this dividend is expected to cost approximately $440,000 per quarter.

    Management believes that the remaining invested funds, coupled with existing available lines of credit, and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of September 30, 1998. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

ASSET TURNOVER RATIOS
---------------------
                      SEPTEMBER 30, 1998    MARCH 31, 1998   SEPTEMBER 30, 1997
                      ------------------    --------------   ------------------
  (1) Receivables-days
         outstanding        56.4 days         51.9 days          59.7 days

  (2) Annual inventory
         turns              3.0 times         3.1 times          3.0 times

     At September 30, 1998, the increase in days outstanding is due to a lengthening in some Fuller Brand customer receivable terms over the previous quarter. Imaging customers typically average 90 days outstanding, versus Fuller Brands segment customers, which, due to Stanley's predominantly cash sales, generally have shorter payment terms.

     Inventory turns for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 have remained consistent due to the concerted efforts to more closely match inventory levels with current sales conditions.

<PAGE 9>


                             RESULTS OF OPERATIONS
                             ---------------------

    For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment, which includes the manufacture and sale of specialty chemical cleaning products and related accessories (brushes, brooms, mops) for commercial, janitorial, and consumer use, as well as personal care products such as soaps, shampoos, and skin care items, and the Imaging segment which includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material.

    Sales for the quarter ended September 30, 1998 increased 4.1% over the quarter ended September 30, 1997, and increased 12.3% for the six months ended September 30, 1998, over the six months ended September 30, 1997. Sales for the quarter in the Fuller Brands segment increased 8.7% compared with the quarter ended September 30, 1997, and increased 26.3% for the six months ended September 30, 1998 compared with the six months ended September 30, 1997. The increase for the six month period was largely as a result of the acquisition of the Cleaning Technologies Group (CTG), which was acquired on July 23, 1997. The increase for the three month period was partially due to the sales from CTG, as well as an increase in the Fuller Brush Companies Industrial segment sales. For the Imaging segment, overall sales for the three and six month periods ended September 30, 1998 as compared to the three and six month periods ended September 30, 1997 declined 2.4% and 5.2%, respectively. This decline was largely attributable to decreased chemical sales in the US color photochemical market.

    Gross margins were 43.7% for this quarter versus 44.0% for the year ended March 31, 1998, and 43.8% for the same quarter last year. Gross margins in the Fuller Brands segment were 46.8%, 47.4%, and 46.4% for the quarter ended September 30, 1998, the year ended March 31, 1998, and the quarter ended September 30, 1997, respectively. While margins remained consistent when comparing the second quarter of fiscal 1999 to the second quarter of fiscal 1998, the decline from the 12 month margin reflects the impact of CTG on the combined Fuller Brands segment. Margins from the CTG business average between 32%-36%, as opposed to the Direct Selling and Contract Manufacturing piece of the business, which operates at higher gross margin levels. Gross margins in the Imaging segment were 38.8% as compared to 38.6% for the year ended March 31, 1998, and 40.1% for the same quarter last year. Improvements in margins from year-end levels reflect operational improvements made in the segment's x-ray chemistry operations, due to the consolidation of manufacturing into one location. Decreases from the previous quarter's margin reflect the continued pressure in the color photochemical marketplace. While margins are not expected to change dramatically in the Imaging segment, the Company anticipates some margin improvement over the next six weeks in the Fuller Brands segment, due to production efficiencies obtained from the consolidation of manufacturing into the Great Bend, Kansas, facility.

    Selling, administrative, and engineering costs this quarter were 33.0%, versus 31.7% for the year ended March 31, 1998, versus 30.4% for the same quarter last year. In the Fuller Brands segment, selling, administrative, and engineering costs for this quarter increased to 37.1% from 34.6% for the year ended March 31, 1998, and 34.0% for the same quarter last year. The increase over year end and the comparable quarter last year is partially due to increased selling and marketing expenses incurred in revitalizing the segment's direct selling operations, as well as certain additional distribution costs incurred while integrating the manufacturing and distribution of the CTG operation into Great Bend, Kansas. In the Imaging segment, selling, administrative, and engineering costs were 27.7%, versus 28.1% for the year ended March 31, 1998, versus 27.4% for the same quarter last year. The decrease for

<PAGE 10>


the quarter versus year-end levels represents continued spending restraint due to the segment's competitive pressures. As for the quarterly comparison, actual selling, general, and engineering expenses are lower than the comparable period; but due to the decreased sales, the percentage is slightly higher.

    Net interest expense for the quarter and six months ended September 30, 1998 was significantly higher than comparable periods last year, due to the decrease in interest income, as a result of the use of invested funds for the July 23, 1997 CTG acquisition.

    The provision for income taxes as a percentage of pretax income for the quarter was 41.4% versus 42.1% for the quarter ended September 30, 1997. The decline was largely a function of lower domestic taxes, due to the shortfall in earnings from both segments. It is expected that the effective rate will remain at this level, absent any large swings in the foreign operations profitability which, because of their higher tax rates, could impact the Company's combined provision.

    Net income for the quarter and six months ended September 30, 1998, decreased 19.4% and 21.9%, respectively, over the quarter and six months ended September 30, 1997, due to the shortfall in the domestic photochemistry operation's profits, as well as increased expenses incurred while integrating the manufacturing of CTG products into the Great Bend, Kansas manufacturing facility.

FOREIGN OPERATIONS
------------------
    Foreign operations results varied during the quarter and six months ended September 30, 1998 compared with the quarter and six months ended September 30, 1997. Sales at CPAC Europe increased 21.1% and 5.2% over similar periods last year, while sales at CPAC Italia declined 6.5% and 1.5% year to date. While combined sales and profits exceeded fiscal 1998 levels through six months, market problems in Eastern Europe may slow the level of growth for the remainder of the year.

    The Company has exposure to currency fluctuations and has utilized conservative hedging programs (primarily forward foreign currency exchange contracts), to help minimize the impact of these fluctuations on results of operations. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

YEAR 2000 ISSUE
---------------
    The Year 2000 issue is the result of computer software programs that were written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather then the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, generate invoices, or engage in similar normal business activities. The Company has developed a program to ensure that all of its significant date-sensitive computer software and hardware systems and other equipment utilized in its various manufacturing, distribution and administration activities will be Year 2000 compliant and operational on a timely basis. The program addresses three distinct areas: Year 2000 readiness with internal hardware and software; internal embedded systems; and the readiness of external business partners, suppliers, vendors, banks, human resources and other service providers. The progress of the program is monitored and reported to management and the Board of Directors.

<PAGE 11>


Internal Hardware and Software
------------------------------
    At the present time, approximately 75% of the Company's primary operating systems and related software have been reviewed and in many cases, have obtained upgrades and certification of compliance from the respective manufacturers or software companies. The largest system still in process is a production/MRP system in the Fuller Brands segment. The internal software programming of this system to ensure Year 2000 compliance is in process and slated for completion in June 1999.

    The Company is 80% complete in compiling a final listing of computer hardware for all locations, showing the individual items that still need to be updated and an estimate of the time needed to complete the process. Due to acquisition related growth over the last several years, the Company has been routinely upgrading its computer hardware, most of which is already Year 2000 compliant. The Imaging segment is comprised of smaller stand alone operations run as decentralized units, that have not utilized large mainframe environments but rather pre-packaged software under annual license arrangements that include all upgrades. At the domestic locations, this software has already been converted to a compliant status by the manufacturers. At the foreign operations, the upgrade of software is currently in process. The focus over the last three years for the remainder of our Imaging Segment software systems has been a process of routine upgrade toward networks, primarily in a Windows environment. In the Fuller Brands segment, systems were larger in size and developed over time with customized software applications, which have been upgraded as the business continues to grow. The Company relies on a number of third party entities for core business and information packages and these third parties are working to correct all of the core programs, while the Company works to update the customized portions.

Internal Embedded Systems
-------------------------
    The Company has embarked on a plan to address and track Year 2000 compliance with its infrastructure such as heating and cooling facilities, telephones and switchboards, security and fire systems, etc., which is approximately 70% complete. Based on the project status to date, the Company does not expect to incur material additional costs to ensure that its internal embedded systems are Year 2000 compliant.

Estimated Cost
--------------
    The Company estimates that the total cost of ensuring Year 2000 compliance for internal hardware and software and embedded systems, including redeployed internal resources, will be approximately $450,000. Of this amount, approximately $280,000 was expended over the two years ended March 31, 1998 and the balance of $170,000 is estimated to be spent between now and December 31, 1999. Such amounts are funded through operating cash flows.

External Sources
----------------
    The Company has begun a due-diligence process to determine the ability of our service providers and vendors to be Year 2000 compliant. Included in this process is an initial inventory of these external sources, and a letter/confirmation campaign to understand the status of their own Y2K readiness, in order to assess any potential impact to our own systems and business operations. At this time, the Company is not aware of any specific problems from these sources that would materially impact the Company's operations. However, the Company has no means of ensuring that these suppliers (and in turn their suppliers) will be Year 2000 ready. The inability of these parties to complete the Year 2000 resolution process in a timely fashion, could have a material adverse effect on the Company. In addition, Year 2000 disruption in the general economic or governmental framework in the markets in which the Company operates, could have a material adverse effect on the Company. Therefore, the Company's program will include the development of contingency plans for continuing operations in the event such problems arise. This stage of the Year 2000 program is estimated to be completed during the summer of 1999 and will include, but not be limited to, development of backup procedures,

<PAGE 12>


identification of alternate product or service providers, and possible increases in safety levels of inventory. However, there can be no assurance that such contingency plans will be sufficient to handle all problems that may arise.

    The Company's plan to complete its Year 2000 modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, availability of certain resources, and other factors. Management does not believe that the cost of achieving Year 2000 compliance will significantly impact the results of the Company's operations or its financial position. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability of significant suppliers and service providers to properly resolve their Year 2000 issues, and other similar uncertainties. If factors occur that change these estimates or assumptions, the Year 2000 issue could have a material adverse effect on the Company's results of operations, cash flows and financial condition.

FORWARD-LOOKING INFORMATION
---------------------------
    This Form 10-Q contains forward-looking statements, including statements covering the Year 2000 issue, that are based on current expectations, estimates and projections about the industries in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except for the Year 2000 issue, which will be updated in accordance with the SEC rules and regulations.

    The Future Factors that may affect the operations, performance and results of the Company's business include the following:

a. general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations;

b. the timely resolution of the Year 2000 issue by the Company, its customers, and suppliers;

c. the Company's ability to continue to control and reduce its costs of production;

d. the level of demand for the Company's Imaging products and impact of digital imaging;

e. the level of competition and consolidation within the imaging industry;

f. the effect of changes in the distribution channels for Fuller Brands;

g. the level of demand for Fuller Brands' contract manufactured products; and

h. the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with whom they transact business.

    Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

<PAGE 13>


                                    PART II
                                    -------
                               OTHER INFORMATION
                               -----------------

Item 1. Legal Proceedings
        -----------------
        None

Item 2. Changes in Securities
        ---------------------
        None

Item 3. Defaults Upon Senior Securities
        -------------------------------
        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
     1. The Annual Meeting of the Shareholders of the Registrant was held on August 5, 1998. At such Annual Meeting, the following individuals were elected as Directors of the Registrant, to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:
                                                        Number of Votes:
                                                        ----------------
                                                      For            Withheld
                                                      ---            --------

        Thomas N. Hendrickson                      6,396,738           71,051
        Robert C. Isaacs                           6,367,391          100,398
        Robert Oppenheimer                         6,395,133           72,656
        Seldon T. James, Jr.                       6,395,233           72,556
        John C. Burton                             6,395,091           72,698

     2. In addition, at such Annual Meeting, the Shareholders:
      (a) ratified the appointment of PricewaterhouseCoopers L.L.P. by the Board of Directors, as independent auditors of the Registrant for the fiscal year ending March 31, 1999, with votes cast as follows:

                      For             Against           Abstain
                      ---             -------           -------
                   6,446,370           18,357            3,062

Item 5. Other Information
        -----------------
      A copy of the press release dated October 13, 1998 is filed herewith as
      Exhibit 99.1 and is incorporated herein by reference.

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

             3.2  By-laws, as amended, through August 28, 1998

<PAGE 14>



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

        (18) Letter re change in accounting principles
             Not applicable

        (19) Report furnished to security holders
             Not applicable

        (22) Published report regarding matters submitted to vote of security holders
             Not applicable

        (23) Consents of experts and counsel
             Not applicable

        (24) Power of attorney
             Not applicable

        (27) Financial data schedule

        (99) Additional exhibits
             99.1 Press Release dated October 13, 1998

     b. Reports Filed on 8-K

      On July 28, 1998, the Company filed a Current Report (Form 8-K) with respect to the resignation of Mr. Robert C. Isaacs as Senior Vice President and Chief Acquisitions Officer of the Company, for personal reasons. Mr. Isaacs remains on the Board of Directors.

<PAGE 15>



                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          CPAC, INC.


Date        November 12, 1998               By  /s/ Thomas N. Hendrickson
     ----------------------------               --------------------------------
                                                Thomas N. Hendrickson,
                                                President,
                                                Chief Executive Officer,
                                                Treasurer


Date        November 12, 1998               By  /s/ Thomas J. Weldgen
     ----------------------------               --------------------------------
                                                Thomas J. Weldgen
                                                Vice President Finance and
                                                     Chief Financial Officer


Date        November 12, 1998               By  /s/ James W. Pembroke
     ----------------------------               --------------------------------
                                                James W. Pembroke
                                                Chief Accounting Officer
<PAGE 16>



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

         3.2  By-laws, as amended, through August 28, 1998                    18

  4. Instruments defining the rights of security holders, including indentures

         4.1 Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits
           99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, filed as Exhibit 4.1 to Form 10-Q for the quarter ended
           June 30, 1998                                                     N/A

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

 15.   Letter re unaudited interim financial information                     N/A

 18.   Letter re change in accounting principles                             N/A

 19.   Report furnished to security holders                                  N/A

 22.   Published report regarding matters submitted to vote of
       security holders                                                      N/A

 23.   Consents of experts and counsel                                       N/A

 24.   Power of attorney                                                     N/A

 27.   Financial data schedule                                                35

 99.   Additional exhibits

         99.1 Press Release dated October 13, 1998                            36

<PAGE 17>