Form 10-Q
period 1998-12-31
CPAC INC
filed 1999-02-12
CIK 351717

FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended            December 31, 1998
                      ----------------------------------------------------------

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

      Yes [ X ]   No [    ]

As of December 31, 1998, there were outstanding 6,682,483 shares of the Company's Common Stock, $.01 Par Value. Options for 729,306 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.


<PAGE 1>

                          CPAC, INC. AND SUBSIDIARIES
                          ---------------------------

                                     INDEX
                                     -----


PART I   FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

  Item 1.   Financial Statements

         CPAC, Inc. and Subsidiaries Consolidated
            Balance Sheets - December 31, 1998 (Unaudited),
            and March 31, 1998                                               3

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Nine Months Ended
            December 31, 1998, and December 31, 1997 (Unaudited)             4

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Operations - Three Months Ended
            December 31, 1998, and December 31, 1997 (Unaudited)             5

         CPAC, Inc. and Subsidiaries Consolidated
            Statements of Cash Flows - Nine Months Ended
            December 31, 1998, and December 31, 1997 (Unaudited)             6

         Notes to Consolidated Financial Statements                          7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9



PART II  OTHER INFORMATION
         -----------------

  Item 1.   Legal Proceedings                                               14

  Item 2.   Changes in Securities                                           14

  Item 3.   Defaults Upon Senior Securities                                 14

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                                14

  Item 5.   Other Information                                               14

  Item 6.   Exhibits and Reports on Form 8-K                                14

SIGNATURE PAGE                                                              16

EXHIBIT INDEX                                                               17

<PAGE 2>

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                               ASSETS
                                                               ------
                                                                               DECEMBER 31, 1998         MARCH 31, 1998
                                                                               -----------------         --------------
                                                                                  (Unaudited)                (Note)
Current assets:

   Cash and cash equivalents                                                   $      1,735,391        $      5,226,128
   Accounts receivable (net of allowance for doubtful
     accounts of $846,000 and $840,000, respectively)                                17,295,647              16,391,436
   Inventory                                                                         21,348,630              21,000,688
   Prepaid expenses and other current assets                                          3,031,115               3,009,022
                                                                               ----------------        ----------------
        Total current assets                                                         43,410,783              45,627,274
Property, plant and equipment, net                                                   19,725,006              17,622,680
Goodwill and intangible assets (net of amortization of
   $2,017,406 and $1,954,712, respectively)                                          13,401,882              13,775,411
Other assets                                                                          1,648,121               1,595,794
                                                                               ----------------        ----------------
                                                                               $     78,185,792        $     78,621,159
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
   Current portion of long-term debt                                           $         60,905        $        124,349
   Accounts payable                                                                   5,939,622               5,473,254
   Accrued payroll and related expenses                                               1,835,523               2,287,638
   Accrued income taxes payable                                                         774,864                 448,523
   Other accrued expenses and liabilities                                             2,645,015               3,802,188
                                                                               ----------------        ----------------
     Total current liabilities                                                       11,255,929              12,135,952

Long-term debt, net of current portion                                                7,506,676               9,892,481
Other long-term liabilities                                                           3,971,544               3,737,965
Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized 20,000,000 shares;
     Issued 6,767,790 shares and 6,996,556 shares,
        respectively                                                                     67,678                  69,966


   Additional paid-in capital                                                        21,994,501              24,057,178
   Retained earnings                                                                 34,460,796              30,531,085
   Accumulated other comprehensive income                                              (481,144)             (1,213,280)
                                                                               ----------------        ----------------
                                                                                     56,041,831              53,444,949
Less:  Treasury stock, at cost, 85,307 shares                                          (590,188)               (590,188)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        55,451,643              52,854,761
                                                                               ----------------        ----------------
                                                                               $     78,185,792        $     78,621,159
                                                                               ================        ================

Note:  The balance sheet at March 31, 1998 has been taken from the audited financial statements of that date.
                              The accompanying notes are an integral part of the financial statements.

<PAGE 3>

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------
                                              DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                              ---------------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1998                        1997
                                                                              ----                        ----
Net sales                                                              $      84,315,325            $     78,913,854
                                                                       -----------------            ----------------

Costs and expenses:

   Cost of sales                                                              47,295,239                  43,825,713
   Selling, administrative and
     engineering expenses                                                     28,491,291                  24,919,588
   Research and development expense                                              569,450                     499,195
   Interest expense, net                                                         558,247                     189,233
                                                                       -----------------            ----------------

                                                                              76,914,227                  69,433,729
                                                                       -----------------            ----------------

Income before income tax expense                                               7,401,098                   9,480,125

Provision for income tax expense                                               3,030,000                   3,911,000
                                                                       -----------------            ----------------

        Net income                                                     $       4,371,098            $      5,569,125
                                                                       =================            ================

Income per common share:
   Basic                                                               $           0.64             $           0.78
                                                                       ================             ================
   Diluted                                                             $           0.63             $           0.77
                                                                       ================             ================
Average common shares outstanding:
   Basic                                                                       6,839,897                   7,128,137
                                                                       =================            ================
   Diluted                                                                     6,893,348                   7,187,925
                                                                       =================            ================


                              The accompanying notes are an integral part of the financial statements.

<PAGE 4>




                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                              DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                              ---------------------------------------

                                                             UNAUDITED
                                                             ---------




                                                                              1998                        1997
                                                                              ----                        ----
Net sales                                                              $      28,351,891            $     29,080,065
                                                                       -----------------            ----------------

Costs and expenses:
   Cost of sales                                                              15,878,557                  16,474,208
   Selling, administrative and
     engineering expenses                                                      9,530,357                   9,086,200
   Research and development expense                                              195,578                     123,758
   Interest expense, net                                                         183,850                     146,512
                                                                       -----------------            ----------------

                                                                              25,788,342                  25,830,678
                                                                       -----------------            ----------------

Income before income tax expense                                               2,563,549                   3,249,387

Provision for income tax expense                                               1,043,000                   1,331,000
                                                                       -----------------            ----------------

        Net income                                                     $       1,520,549            $      1,918,387
                                                                       =================            ================



Income per common share:
   Basic                                                               $           0.23             $           0.27
                                                                       ================             ================
   Diluted                                                             $           0.22             $           0.27
                                                                       ================             ================
Average common shares outstanding:
   Basic                                                                       6,750,556                   7,083,647
                                                                       =================            ================
   Diluted                                                                     6,797,603                   7,100,120
                                                                       =================            ================


                              The accompanying notes are an integral part of the financial statements.

<PAGE 5>

                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------
                                              DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                              ---------------------------------------

                                                             UNAUDITED
                                                             ---------

                                                                                        1998                   1997
                                                                                        ----                   ----
Cash flows from operating activities:
   Net income                                                                     $    4,371,098         $    5,569,125
                                                                                  --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:


        Depreciation and amortization                                                  1,924,926              1,749,460
        Amortization of intangible assets                                                371,479                364,934
   Changes in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                                             (657,249)            (2,015,646)
        Inventory                                                                        (51,566)               981,658
        Accounts payable                                                                 485,136              1,646,301
        Accrued expenses & liabilities                                                (1,248,005)            (1,593,806)
        Other changes, net                                                               389,292                689,410
                                                                                  --------------         --------------
          Total adjustments                                                            1,214,013              1,822,311
                                                                                  --------------         --------------
            Net cash provided by operating activities                                  5,585,111              7,391,436
                                                                                  --------------         --------------

Cash flows from investing activities:
   Purchase of property, plant, and equipment, net                                    (3,775,277)            (1,279,069)
   Business acquisition, net of cash acquired                                           (312,563)           (18,201,000)
                                                                                  ---------------        --------------
        Net cash used in investing activities                                         (4,087,840)           (19,480,069)
                                                                                  ---------------        --------------

Cash flows from financing activities:
   Common stock repurchase                                                            (2,267,063)            (1,834,994)
   Issuance of common stock                                                              115,022                346,950
   Proceeds from long-term borrowings                                                    683,252              6,000,000
   Repayment of long-term borrowings                                                  (3,078,017)            (2,577,689)
   Payment of cash dividends                                                            (441,387)
                                                                                  --------------         --------------
        Net cash provided (used in) financing activities                              (4,988,193)             1,934,267
                                                                                  --------------         --------------
   Effect of exchange rate changes on cash                                                   185                 (1,926)
                                                                                  --------------         --------------

        Net decrease in cash and cash equivalents                                     (3,490,737)           (10,156,292)
Cash and cash equivalents - beginning of period                                        5,226,128             15,106,868
                                                                                  --------------         --------------
Cash and cash equivalents - end of period                                         $    1,735,391         $    4,950,576
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

<PAGE 6>
                          CPAC, INC. AND SUBSIDIARIES
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   UNAUDITED
                                   ---------


1 - CONSOLIDATED FINANCIAL STATEMENTS
    ---------------------------------
    The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the nine-month periods ended December 31, 1998 and December 31, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at December 31, 1998 (which include only normal recurring adjustments), have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1998, annual report to shareholders. The results of operations for the nine months ended December 31, 1998, are not necessarily indicative of the operating results for the full year.


2 - INVENTORY
    ---------
    Inventory is summarized as follows:
                                             DECEMBER 31, 1998  MARCH 31, 1998
                                             -----------------  --------------

     Raw materials and purchased parts           $8,084,432      $ 7,086,847
     Work-in-process                              1,531,122          936,072
     Finished goods                              11,399,427       12,717,444
     Promotional supplies                           333,649          260,325
                                                 ----------      -----------
                                                 $21,348,630     $21,000,688
                                                 ===========     ===========


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

                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                   DECEMBER 31,                 DECEMBER 31,
                              1998             1997        1998             1997
                              ---------------------        ---------------------
Basic weighted average number
   of shares outstanding      6,750,556   7,083,647        6,839,897   7,128,137

Effect of dilutive
   stock options                 47,047      16,473           53,451      59,788
                              ---------   ---------        ---------   ---------

Dilutive shares outstanding   6,797,603   7,100,120        6,893,348   7,187,925

<PAGE 7>

    Unexercised stock options to purchase 592,878 and 417,380 shares of the Company's common stock as of December 31, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater then the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 1998, are still outstanding at the end of the period.


4 - COMPREHENSIVE INCOME
    --------------------
    The Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" as of April 1, 1998. Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income is summarized as follows:

                                         DECEMBER 31, 1998    DECEMBER 31, 1997
                                         -----------------    -----------------

Net income                                   $ 4,371,098         $5,569,125

Other comprehensive income (expense)             732,136           (689,580)
                                             -----------         ----------

Total comprehensive income                   $ 5,103,234         $4,879,545
                                             ===========         ==========


5 - LITIGATION
    ----------
    No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.


6 - CASH DIVIDEND
    -------------
    On November 2, 1998 the Company's Board of Directors approved the reinstatement of a regular quarterly cash dividend on its common stock. The dividend paid on December 11, 1998 was $.065 a share amounting to $441,387, payable to shareholders of record on November 20, 1998.

    On January 30, 1999 the Company's Board of Directors declared a $.065 a common share cash dividend, payable to shareholders of record on February 19, 1999, to be paid on March 19, 1999.

<PAGE 8>


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

    The Company's strong operating cash flows through nine months have allowed it to improve its balance sheet position, while funding future growth opportunities. The Company has spent approximately $2.3 million repurchasing 243,804 shares of its common stock since the beginning of the fiscal year, and has paid down approximately $2.4 million in net borrowings since April 1st. Through December 31, 1998, the Company has spent over $3.8 million in plant building and expansion projects at CPAC, Asia LTD, CPAC Europe, and The Fuller Brush Company, Inc. While Europe's plant expansion has been completed, it is expected that the Company will spend an additional $500,000 in plant and equipment in Thailand (CPAC Asia Ltd.) and an additional $1.0 to 1.5 million in warehouse and plant expansion in Great Bend Kansas to position the Fuller Brands segment for future acquisitions. In addition, the Company's cash flows have allowed it to reinstate its regular quarterly cash dividend of $.065 a common share, which resulted in a total dividend paid during the quarter of $441,387.

    The Company maintains a line of credit facility with BankAmerica Corp. (formerly NationsBank), with a borrowing capacity of $20,000,000. At December 31, 1998, the Company had approximately $236,000 outstanding on the line. The interest rate is the lower of prime or the 30-day LIBOR rate plus .75%. The line of credit facility matures on October 31, 2000 and requires meeting certain financial covenants, with which the Company was in compliance at December 31, 1998.

    The Company continues to maintain over $1.7 million in short-term investments, which it can use for other working capital needs.

    The Company also maintains a line of credit facility with a major Belgian bank, which was not utilized at December 31, 1998. The amount available is 22.9 million Belgian francs (approximately $650,000 based on December 31, 1998 conversion rate for the Belgian franc).

    The working capital ratios at December 31, 1998, March 31, 1998, and December 31, 1997 were 3.86 to 1, 3.76 to 1, and 3.61 to 1. Net working capital decreased over year-end and the previous year's comparable quarter, due to use of invested cash to fund debt reduction, property and plant expansion, and plant relocation expenses related to the Great Bend/Marion, Ohio, consolidation. The actual working capital ratio improved over these periods, due to quicker reduction in accrued expenses, than other current assets.

    Management believes that the remaining invested funds, coupled with existing available lines of credit, and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of December 31, 1998. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

ASSET TURNOVER RATIOS
---------------------
                           DECEMBER 31, 1998  MARCH 31, 1998  DECEMBER 31, 1997
                           -----------------  --------------  -----------------
    (1) Receivables-days
           outstanding         54.9 days         51.9 days        56.6 days

    (2) Annual inventory
           turns               3.0 times         3.1 times        3.1 times

     The receivable days outstanding have averaged approximately 55 days during the last twelve months. Fuller Brands, with the addition of CTG, averages 35 - 40 days outstanding, while the Imaging segment averages closer to 80 - 90 days. The Company expects this trend to continue for the remainder of the year.

     Inventory turns for the quarter ended December 31, 1998 compared to March 31, 1998 and the quarter ended December 31, 1997 are slightly less, due to the buildup in CTG inventory levels to meet expected demand, which did not ship until after the quarter ended.

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

    Sales for the quarter ended December 31, 1998 decreased 2.5% over the quarter ended December 31, 1997, and increased 6.8% for the nine months ended December 31, 1998, over the nine months ended December 31, 1997. Sales for the quarter in the Fuller Brands segment decreased 1.9% compared with the quarter ended December 31, 1997, and increased 15.4% for the nine months ended
December 31, 1998 compared with the nine months ended December 31, 1997. The increase for the nine month period was largely as a result of the acquisition of the Cleaning Technologies Group (CTG), which was acquired on July 23, 1997, resulting in nine months of sales in fiscal 1999 versus five plus months in fiscal 1998. The decrease for the quarter was largely due to CTG's sales shortfall this year over last year, due to "soft" sales of floor care products caused by unseasonably mild weather during the quarter. For the Imaging segment, overall sales for the three and nine month periods ended December 31, 1998 as compared to the three and nine month periods ended December 31, 1997 declined 3.5% and 4.6%, respectively. The decline was largely attributable to decreased chemical sales in the US color photochemical market.

    Gross margins were 44% for this quarter versus 44% for the year ended
March 31, 1998 and 43.3% for the same quarter last year. Gross margins in the Fuller Brands segment were 48.1%, 47.4%, and 43.3% for the quarter ended December 31, 1998, the year ended March 31, 1998, and the quarter ended December 31, 1997, respectively. The increase in margins in the Fuller Brands segment over previous periods is a result of the beginning of manufacturing efficiencies in the Great Bend facility, now that the CTG operation has been fully integrated, as well as product mix (increases in Fuller and Stanley higher margin products, versus lower CTG products). Gross Margins in the Imaging segment were 37.6% as compared to 38.6% for the year ended March 31, 1998, and 41.0% for the same quarter last year. Decreases from previous periods reflect continued pressure in the color photochemical market. While the Company expects continued margin pressure in the Imaging segment, it expects continued manufacturing efficiencies to be earned in the Fuller Brands segment. This may not be reflected in the "blended" margin for Fuller Brands, if CTG sales begin to increase, as their margins are closer to 35%, as opposed to the Consumer side of Fuller's business where margins are higher.

    Selling, administrative, and engineering costs this quarter were 33.6%, versus 31.7% for the year ended March 31, 1998, versus 31.2% for the same quarter last year. In the Fuller Brands segment, selling, administrative, and engineering costs for this quarter increased to 37.6% from 34.6% for the year ended March 31, 1998, and 33.9% for the same quarter last year. The increase over year end and the comparable quarter last year is due to higher UPS rates for Fuller and Stanley Direct selling business, as well as increased commissions and promotional expenses related to the programs initiated to revitalize the segment's direct selling business, and higher distribution costs for CTG, now that manufacturing has been centralized in Great Bend, Kansas. In the Imaging segment, selling, administrative, and engineering costs were 27.7% versus 28.1% for the year ended March 31, 1998, versus 27.9% for the same quarter last year. The decrease for the quarter versus year-end levels represents continued spending restraint due to the segment's shortfall in sales.


<PAGE 10>


    Net interest expense for the quarter ended December 31, 1998 versus the comparable quarter last year is higher, due to increased borrowings and use of invested cash for the various plant and equipment expansion projects occurring at CPAC Europe, CPAC Asia Ltd., and at the Fuller Brush Company, Inc. Net interest expense for the nine months ended December 31, 1998 was significantly higher than the comparable period last year, as a result of the use of invested funds for the July 23, 1997 CTG acquisition.

    The provision for income taxes as a percentage of pretax income for the quarter was 40.7% versus 41.0% for quarter ended December 31, 1997. The slight decline is a function of lower foreign taxes due to lower foreign earnings in the quarter. It is expected that the effective rate may rise slightly due to increased state income tax filings and additional foreign income.

    Net income for the quarter and nine months ended December 31, 1998 decreased 20.7% and 21.5% over the comparable quarter and nine month period last year, due to the shortfall in the photochemical operations profits, as well as slower earnings growth in the Fuller Brands segment due to the expenses and sales shortfall from the acquired CTG operation.


FOREIGN OPERATIONS
------------------
    Sales for the quarter and nine months for consolidated CPAC Europe were up 12.6% and 8.2%, respectively as compared to fiscal 1998 due to the acquisition of an 80% interest in CPAC Africa in May of 1998. While CPAC Africa's operations are not material to the consolidated financial statements of the Company, their business in South Africa and the sub-Saharan region provided an additional $150,000 of revenues for the current fiscal year. CPAC Italia's sales were flat for the quarter and nine month period ended December 31, 1998 as compared to the previous year's periods. However, combined operating incomes for CPAC Europe and CPAC Italia were down $230,438 and $191,445, respectively for the quarter and nine month period ended December 31, 1998 as compared to the similar periods last year. Slowdown of business into the Russian market, which had fueled growth in fiscal 1998, was a primary reason for the decrease. While some of this sales shortfall has been covered with new customers, the margins are generally lower than previously earned. Due to continued economic uncertainties with the Eastern Bloc countries, it is uncertain how quickly the sales and operating income will rebound.

    Operating activity at CPAC Asia Ltd. during the quarter consisted of construction of the manufacturing facility in Bangkok, Thailand. The Company expects the plant to be finished during the first quarter of fiscal 2000, with production and shipments to customers in the region expected to begin during the Company's third quarter. Start-up costs related to the entity have been expensed and were minimal for the quarter and nine months ended December 31, 1998.

    The Company has exposure to currency fluctuations and from time to time has utilized hedging programs (primarily forward foreign currency exchange contracts), to help minimize the impact of these fluctuations on results of operations. At December 31, 1998 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

YEAR 2000 ISSUE
---------------
    The Year 2000 issue is the result of computer software programs that were written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather then the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability

<PAGE 11>

to process transactions, generate invoices, or engage in similar normal business activities. The Company is continuing work on its program to ensure that all of its significant date-sensitive computer software and hardware systems and other equipment utilized in its various manufacturing, distribution and administration activities will be Year 2000 compliant and operational on a timely basis. The program addresses three distinct areas: Year 2000 readiness with internal hardware and software; internal embedded systems; and the readiness of external business partners, suppliers, vendors, banks, human resources and other service providers. The progress of the program is monitored and reported to management and the Board of Directors.


Internal Hardware and Software
------------------------------
    At the present time, approximately 80% of the Company's primary operating systems and related software have been reviewed and in many cases, have obtained upgrades and certification of compliance from the respective manufacturers or software companies. The largest system still in process is a production/MRP system in the Fuller Brands segment. The internal software programming of this system to ensure Year 2000 compliance is in process and slated for completion in June 1999.

    The Company is 85% complete in compiling a final listing of computer hardware for all locations, showing the individual items remaining to be updated and an estimate of the time needed to complete the process. Due to acquisition related growth over the last several years, the Company has been routinely upgrading its computer hardware, most of which is already Year 2000 compliant. The Imaging segment is comprised of smaller stand alone operations run as decentralized units, that have not utilized large mainframe environments but rather pre-packaged software under annual license arrangements that include all upgrades. At the domestic locations, this software has already been converted to a compliant status by the manufacturers. At the foreign operations, the upgrade of software is currently in process. The focus over the last three years for the remainder of our Imaging Segment software systems has been a process of routine upgrade toward networks, primarily in a Windows environment. In the Fuller Brands segment, systems were larger in size and developed over time with customized software applications, which have been upgraded as the business continues to grow. The Company relies on a number of third party entities for core business and information packages and these third parties are working to correct all of the core programs, while the Company works to update the customized portions.


Internal Embedded Systems
-------------------------
    The Company has embarked on a plan to address and track Year 2000 compliance with its infrastructure such as heating and cooling facilities, telephones and switchboards, security and fire systems, etc., which is approximately 75% complete. Based on the project status to date, the Company does not expect to incur material additional costs to ensure that its internal embedded systems are Year 2000 compliant.

Estimated Cost
--------------
    The Company estimates that the total cost of ensuring Year 2000 compliance for internal hardware and software and embedded systems, including redeployed internal resources, will be approximately $490,000. Of this amount, approximately $280,000 was expended over the two years ended March 31, 1998 with approximately 60% capitalized. For the year ended March 31, 1999 the Company estimates that approximately $100,000 will be expended with approximately 50% capitalized. The balance of approximately $110,000 will be expended during the next fiscal year with approximately 50% capitalized. Such amounts have been and are expected to be funded through operating cash flows.

External Sources
----------------
    The Company has begun a due-diligence process to determine the ability of our service providers and vendors to be Year 2000 compliant. Included in this process is an initial inventory of these external sources, and a letter/confirmation campaign to understand the status of their own Y2K readiness, in order to assess any potential impact to our own systems and business operations. At this time, the Company is not aware of any specific problems from these sources that would materially impact the Company's operations. However, the Company has no means of ensuring that these suppliers

<PAGE 12>

(and in turn their suppliers) will be Year 2000 ready. The inability of these parties to complete the Year 2000 resolution process in a timely fashion, could have a material adverse effect on the Company. In addition, Year 2000 disruption in the general economic or governmental framework in the markets in which the Company operates, could have a material adverse effect on the Company. Therefore, the Company's program will include the development of contingency plans for continuing operations in the event such problems arise. This stage of the Year 2000 program is estimated to be completed during the summer of 1999 and will include, but not be limited to, development of backup procedures, identification of alternate product or service providers, and possible increases in safety levels of inventory. However, there can be no assurance that such contingency plans will be sufficient to handle all problems that may arise.

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

<PAGE 14>


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


Date        February 12, 1999               By  /s/ Thomas N. Hendrickson
     ----------------------------               --------------------------------
                                                Thomas N. Hendrickson,
                                                President,
                                                Chief Executive Officer,
                                                Treasurer


Date        February 12, 1999               By  /s/ Thomas J. Weldgen
     ----------------------------               --------------------------------
                                                Thomas J. Weldgen
                                                Vice President Finance and
                                                     Chief Financial Officer


Date        February 12, 1999               By  /s/ James W. Pembroke
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

         3.2  By-laws, as amended, through August 28, 1998                   N/A

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



 <PAGE 17>