Form 10-K405
period 1999-03-31
CPAC INC
filed 1999-06-28
CIK 351717

FORM 10-K
                                   ---------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended          March 31, 1999
                          ------------------------------------------------------

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

As of June 22, 1999, there were outstanding 6,220,763 shares of the Company's Common Stock, $.01 Par Value. The aggregate market value of the 5,772,848 shares held by non-affiliates on that date was $44,739,572, based on the average of high and low bid prices of $7.75 and $7.75 respectively. Options for 849,495 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Certain portions of Part III of this report are incorporated herein by reference to portions of the Registrant's Proxy Statement dated June 22, 1999.

The Exhibit Index to this Report is found on page 46.


<PAGE 1>

                                   CPAC, INC.
                                   ----------

                               TABLE OF CONTENTS
                               -----------------


PART I
------

Item 1           Business                                                    4

Item 2           Properties                                                 11

Item 3           Legal Proceedings                                          12


PART II
-------

Item 5           Market for the Registrant's Common Equity and
                 Related Security Holder Matters                            13

Item 6           Selected Financial Data                                    14

Item 7           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        15

Item 7A          Quantitative and Qualitative Disclosures about Market Risk 22

Item 8           Financial Statements and Supplementary Data                23


PART III
--------


Item 10          Directors and Executive Officers of the Registrant         40

Item 11          Executive Compensation                                     41

Item 12          Security Ownership of Certain Beneficial Owners
                 and Management                                             41

Item 13          Certain Relationships and Related Transactions             41


PART IV
-------

Item 14          Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                                42


SIGNATURES                                                                  45
----------

<PAGE 2>

                                 INDEX TO ITEMS
                                 --------------

                           INCORPORATED BY REFERENCE
                           -------------------------


                                                        CAPTION IN PROXY
PART III                                                   STATEMENT
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



<PAGE 3>



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

   The Company's initial strategy prior to fiscal 1995 evolved around the imaging industry. Acquisitions of Trebla Chemical Company (1984), Allied Diagnostic Imaging Resources, Inc. (1988), PRS, Inc.(1988), CPAC Europe, N.V.
(1991), and CPAC Italia, S.r.l. (1992), helped the Company to expand its business into chemical manufacturing for the photochemical and medical imaging businesses, both domestically and internationally, while continuing to provide customers with full wrap-around solutions through existing silver refining equipment and services.

   However, in fiscal 1995, the Company shifted its focus into diversifying out of the imaging industry, due to the volatility caused by the ongoing consolidations impacting U.S. imaging chemical suppliers and the uncertainties of new digital technologies. Its new strategy was to become a world leader in the manufacture, packaging, and distribution of niche market specialty chemicals. The Company's first diversification foray occurred in October, 1994, with the acquisition of The Fuller Brush Company, Inc. Fuller makes a wide variety of specialty chemicals and cleaning products for the industrial and household consumer markets. In January, 1995, CPAC signed an agreement to license the trademarks and formulas of Stanley Home Products. Similar to the Fuller Brush line, Stanley also has a wide range of personal care products.

   On July 23, 1997, CPAC acquired the commercial cleaning chemicals business of IVAX Industries and consolidated it with Fuller Brush's commercial cleaning division to form Cleaning Technologies Group (CTG). CTG operates as a division of Fuller and is positioned to become a major supplier to the janitorial cleaning market through partnerships with distributors and private-label manufacturing. The former IVAX manufacturing facility in Marion, Ohio, was closed during fiscal year 1999, and all production was moved to the Fuller Brush plant in Great Bend, Kansas.

   On April 1, 1998, CPAC, Inc. acquired the PerfectView(R) illuminator product line and consolidated the manufacturing of these products into the CPAC Equipment Division's Leicester, New York, operation.


<PAGE 4>


   On April 1, 1998, CPAC Europe, N.V. acquired an 80% ownership interest in a former distributor and formed CPAC Africa (Pty) LTD to distribute photochemical products in South Africa and the Sub-Sahara region.

   In July 1998, the Company formed CPAC Asia LTD., an 80% owned subsidiary to produce and distribute photochemicals in Thailand and other Asian countries. During fiscal 1999, operations consisted of constructing the manufacturing facility and installing machinery and equipment. It is expected that CPAC Asia will be operational in July, 1999.

   CPAC, Inc. utilizes a profit center system to capitalize on its internal and acquired management strengths and to assure the continued customer benefits produced by its complementary product lines. CPAC, Inc. is now considered a holding company for the operations of: Trebla Chemical Company; Allied Diagnostic Imaging Resources, Inc.; CPAC Europe, N.V.; CPAC Equipment Division; PRS, Inc. (a sales and marketing organization); CPAC Italia, S.r.l.; The Fuller Brush Company, Inc.; Stanley Home Products; Cleaning Technologies Group, CPAC Africa (Pty) LTD, and CPAC Asia LTD. Each of the operations will be described separately in the following sections.


                               NATURE OF BUSINESS
                               ------------------

BUSINESS SEGMENTS
-----------------
   The Company is an acquirer, licensee, and developer of recognized brand names, and a manufacturer of branded and private label chemicals. The Company operates in two industry segments: the Fuller Brands segment which includes manufacture and sale of specialty chemical cleaning products and related accessories (brushes, brooms, mops) for commercial janitorial and consumer use, as well as personal products such as soaps, shampoos, and skin care items, and the Imaging segment which includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. For additional financial information on these two segments, refer to Footnote 9 of Notes to Consolidated Financial Statements.


FULLER BRANDS SEGMENT
---------------------

THE FULLER BRUSH COMPANY, INC.
   CPAC acquired the Fuller Brush Company as a major step toward diversification into new specialty chemical markets. Fuller makes over 2,200 different products, including household and commercial cleaning chemicals, brushes, brooms, mops, and personal care products.

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


<PAGE 5>


STANLEY HOME PRODUCTS (SHP)
   The Company's license agreement with an unrelated third party to manufacture and distribute Stanley Home Products through the use of trademarks and formulas through March 31, 2010, enhanced the Company's presence in the Cleaning and Personal Care market by reinforcing the direct selling element of Fuller Brush. During fiscal 1999, the Company negotiated an amendment to the agreement to obtain ownership of the name when the agreement expires. Stanley's products include over 250 different cleaning and personal care items, sold through a network of distributors via the "hostess" or "party plan." Stanley has over 50 trademarks in the U.S., Canada, and Puerto Rico. Products are marketed under the brand names "Naturals" and "Selectives."

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

   Trebla's Trecon(R) and Trelux(R) brand paper and film chemistries enhance the recovery efficiencies of CPAC silver and chemical recovery systems, to reduce chemical usage and minimize pollutant discharge. The company believes it is the leading manufacturer of recyclable chemistries. Trebla pioneered the industry's first line of developer regeneration kits, to allow photo labs to reuse color developer without purchasing recycling equipment. Trebla also recently received a patent on its one-part TriPhaseTM developer and liquid-powder SlushTM chemistry.

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


<PAGE 6>



CPAC AFRICA (PTY) LTD
   CPAC Africa manufactures Trebla chemicals and markets CPAC silver recovery equipment for sale to photographic customers in the Sub-Sahara countries. The entity operates as a division of CPAC Europe in Belgium.

CPAC ASIA LTD.
   CPAC Asia was built in Bangkok, Thailand, to increase CPAC's market position in the Pacific Rim and to establish an additional chemical manufacturing and distribution point for the photographic markets. CPAC, Inc. owns an 80% interest in CPAC Asia LTD. with the remaining 20% owned by AMCM, a distribution company in Thailand. The plant will be operational by July of 1999.


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

   On April 1, 1998, CPAC, Inc. acquired the PerfectView(R) line of illuminators (light boxes) for the medical industry. These products are manufactured by the Equipment Division and are marketed through an existing distributor network as well as through Allied's distributor and national accounts channels.

   The company also produces a broad line of IMG silver recovery systems and chemical mixers and blenders, as well as units that recirculate fixer to help customers save money by using less chemistry.


PRS, INC.
   As the exclusive sales and marketing company for CPAC equipment, Trebla chemistry, and silver refining services, PRS utilizes a direct field sales force, mail order, and distributors to sell and service certain CPAC products in the photographic industry. PRS expanded its marketing role on behalf of the CPAC companies by assuming responsibility for international sales excluding sales made by CPAC Europe, N.V., CPAC Italia, S.r.l., CPAC Africa (Pty) LTD, and CPAC Asia LTD.


                              MARKETING AND SALES
                              -------------------

THE FULLER BRUSH COMPANY, INC.

INDUSTRIAL BUSINESS
-------------------
Fuller's industrial business is comprised of three major segments:

1)  Commercial
    ----------
   In the commercial area of the business, Cleaning Technologies Group (Fuller Brush Commercial and acquired assets of IVAX Industries) manufactures high quality, industrial strength cleaning and janitorial products for use in restaurants, retail locations, food service establishments, industrial plants, schools, and other specialty cleaning markets. These products are sold exclusively through janitorial supply, paper supply, and food service distributors direct to end-users and through national accounts. Cleaning Technologies Group


<PAGE 7>

   (CTG) competes with six national players in the chemical area -- the largest and most well-known of which is S.C. Johnson. CTG holds approximately 80 trademarks on products for this market.

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

3)  Contract Manufacturing
    ----------------------
   Fuller has the capability of manufacturing any of its products on a private-label basis, and currently has contracts to supply other large companies in the household and personal care industries, which include direct marketing by national organizations. Fuller's contract manufacturing business is expected to become a major focus for CPAC, Inc. to take advantage of underutilized manufacturing capacity and equipment at its facility in Great Bend, Kansas.


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

2)  Retail Outlet Stores
    --------------------
   Fuller's retail outlet stores feature discontinued inventory, surplus products, and seconds merchandise, and provide the company with an opportunity to meet its inventory control objectives. Fuller presently has ten retail outlet stores nationwide that represent about 2.5% of Fuller's total sales.

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

<PAGE 8>


    At the time of CPAC's license agreement, Stanley Home Products outsourced its manufacturing to numerous major suppliers and smaller manufacturers. Because the product lines of Fuller Brush and SHP are similar, CPAC has converted all of SHP manufacturing to the Fuller Brush facility in Great Bend, Kansas.

TREBLA CHEMICAL COMPANY
    PRS also provides sales and marketing representation for Trebla Chemical Company. Chemical products are primarily sold through the PRS field sales force to dealers. In 1990, in order to increase sales penetration in the rapidly growing minilab market segment, an extensive dealer organization was established. At present, there are 30 independent dealers marketing Trebla products.

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

ALLIED DIAGNOSTIC IMAGING RESOURCES, INC.
    Allied markets its products through various channels. Since 1989, medical X-ray products have been sold to dealers by Allied field sales personnel, as well as through contract manufacturing. Through extensive marketing in recent years, Allied gained a greater percentage of the medical market share. Dental X-ray products are sold through an extensive dealer and a commissioned sales representative organization. A number of distributors also warehouse the Allied product line. Certain dental X-ray processing chemicals are manufactured on a private-label basis. The company believes it is the second largest supplier of diagnostic imaging chemistry, behind Kodak, although no statistical data exists to substantiate this belief. The Company's graphic arts chemical products are also sold to dealers through Allied's sales staff and independent representatives. Allied also uses the complementary products of CPAC, Inc. companies to promote chemistry sales.

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

    The Equipment Division markets IMG products as well as PerfectView(R) illuminators through dealer networks. The Company's silver recovery products and chemical mixers and blenders are sold through X-ray and solution service dealers in the United States, and graphic arts and equipment dealers serving the newspaper and printing industries. Illuminators are sold to hospital radiology departments and healthcare clinics.

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

<PAGE 9>

customers. In addition, PRS is paid a commission for silver refined by Pioneer Refining Services, Inc., Salt Lake City, Utah.

    PRS maintains a network of distributors who are authorized to sell selected products on a non-exclusive regional basis. Internationally, there are a number of exclusive and non-exclusive distributive arrangements in addition to the CPAC Europe, CPAC Italia, CPAC Africa, and CPAC Asia organizations. All PRS-appointed distributorships may be canceled without cause upon ninety days written notice.


CPAC AFRICA (PTY) LTD
    CPAC Africa (Pty) LTD is a manufacturer of CPAC brand and private-label color photographic chemistry, and is the only photographic chemical manufacturer in the continent. The entity also markets CPAC's line of pollution control and chemical recycling systems. CPAC Africa supplies customers in South Africa, Namibia, Botswana, Zimbabwe, Zambia and Zaire, and is positioned to expand into Australia, New Zealand, and South America.


CPAC ASIA LTD.
    CPAC Asia LTD., was established in response to a growing demand for Trebla brand color photographic chemistry in the Pacific Rim. Scheduled for opening in the second quarter of fiscal 2000, this new plant will serve customers in countries throughout the region including Japan, Malaysia, Thailand, Vietnam, Indonesia, and Korea. CPAC Asia will also market CPAC silver recovery equipment and silver refining services.

RESEARCH AND DEVELOPMENT
------------------------
    The amount spent on Company-sponsored research and development totaled $766,417, $696,401, and $690,063 for the years ended March 31, 1999, 1998, and
1997 respectively. All research and development for the Fuller Brands segment is carried out at Fuller, in Great Bend. Primary research and development for all CPAC chemical operations in the Imaging segment, is carried out in St. Louis at the Trebla facilities.

SALES AND CUSTOMERS
-------------------
    The Company's net sales for the fiscal years ended March 31, 1999, 1998, and 1997 were $112.7 million, $106.1 million, and $93.0 million, respectively, during which periods total foreign sales were $13.2 million, $11.5 million, and $11.2 million, respectively.

    Trebla Chemical Company; Allied Diagnostic Imaging Resources, Inc.; CPAC Europe, N.V.; CPAC Italia, S.r.l.; The Fuller Brush Company, Inc., and CPAC Africa (Pty) LTD generally work without a backlog and usually ship any order within 24 hours of receipt. Backlog for the Equipment Division is not material. Fuller has some commercial business in contract manufacturing and production of custom products where orders are generally placed for longer term delivery cycles. The majority of such orders are filled within 60 to 90 days and the backlog is not material.

COMPETITION
-----------
1)  Fuller Brands
    -------------
   The U.S. personal care products market is estimated at $22 billion annually. The size of the commercial cleaning chemicals market is roughly $2.5 billion annually. Sales of consumer (household) cleaning products are approximately $10 billion, and brushes and brooms comprise roughly $.2 billion in sales.

<PAGE 10>


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

EMPLOYEES
---------
    At March 31, 1999, the Company employed 672 people with 462 working in Fuller Brands segment, 192 in the Imaging segment, and 18 assigned to the CPAC Corporate staff.

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

<PAGE 11>

    In May 1989, Trebla signed a 12-year lease for an additional 20,480 sq. ft. of office and warehouse space in the same industrial complex as its existing facility. In November, 1993 Trebla leased 14,800 sq. ft. of additional warehouse space immediately adjacent to the current warehouse facilities.

    CPAC Europe, N.V. owns approximately 5 acres of land in Industriepark Herentals (near Antwerp), Belgium. The building, completed in fiscal 1992, is 15,500 sq. ft. There is a mortgage outstanding on the property. CPAC Europe expanded its facilities during fiscal 1999, adding 28,400 sq. ft.

    Allied's main plant and headquarters, located in Norcross, Georgia, are approximately 84,000 sq. ft. The facilities are leased until August 31, 2004, under a recently signed lease extension.


    CPAC Italia leases its office and industrial manufacturing space in Milan, Italy under a two-year operating lease agreement with the former owners of Chimifoto Ornano, expiring in 2000. The lease contains options for an additional four-year renewal term. CPAC Italia also leases warehouse space under a six-year lease agreement.

    The Fuller Brush Company, Inc.'s 450,000 sq. ft. facility is located in Great Bend, Kansas. The single story building contains manufacturing, distribution, office facilities, and retail outlet store, and has access to both truck and rail transportation for shipping purposes. The facility was financed through an Industrial Revenue Bond which is outstanding until 2009. Fuller Brush constructed a 105,000 sq. ft. North America Distribution Center (warehouse facility) on its property in Great Bend, Kansas, to accommodate Fuller's recently integrated acquisition and to position Fuller Brush for future acquisitions and expanded top-line growth. Fuller also leases eight third party retail outlet stores with two stores located in Missouri and one located in each of the following: Maine, Maryland, New Hampshire, South Carolina, Tennessee, and Wisconsin. There is also an outlet store located at the CPAC, Inc. offices in New York and one at Fuller Brush offices in Kansas.

    CPAC Africa's 14,000 sq. ft. manufacturing facility is located in Pretoria, South Africa, and is leased under an arrangement expiring in December, 2000. The lease contains a renewal option for an additional three years.

    CPAC Asia's plant is 33,000 sq. ft. and is located in Chachoengsao, Thailand. It is expected to be completed and operational in July, 1999.

    In management's estimation, all facilities are adequate to allow the Company to continue operations; however, management is evaluating its space requirements in Italy and expects to negotiate a lease for different facilities before the year 2001.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

    No material litigation is pending to which the Registrant and/or its subsidiary(ies) is a party or of which property of the Registrant and/or its subsidiary(ies) is the subject.


<PAGE 12>

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

                              1999                              1998
               4th Q   3rd Q   2nd Q  1st Q     4th Q    3rd Q   2nd Q   1st Q
               ----------------------------     ------------------------------
Price per share:
  High bid    $8.500  $9.750  $10.500 $12.875   $11.313 $11.250 $12.750 $12.375

  Low bid      4.750   7.250    7.625   9.625    10.000   9.750  10.625  10.375




    The source of such quotations is from the Nasdaq-Amex OnlineSM service. Such online quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The approximate number of holders of record of the Common Stock of the Registrant as of March 31, 1999 is 1,950. This number includes only holders of record, and beneficial holders who have disclosed that they are recordholders.



<PAGE 13>


ITEM 6.        SELECTED FINANCIAL DATA
               -----------------------

                                                         FOR THE YEARS ENDED MARCH 31,
                                                         -----------------------------

                                     1999           1998(2)<F2>            1997          1996(3)<F3>        1995(4)<F4>
                                     ----           ----    ---            ----          ----    ---        ----    ---
Net sales                         $112,748,632       $106,098,214       $92,966,152        $89,068,933       $58,630,025

Operating income(1)<F1>             10,258,028         12,060,181        12,766,661         10,007,477         5,980,355

Income before income
  tax expense                        9,560,204         11,574,174        12,746,269          9,217,461         5,266,924

Net income                           5,624,204          6,820,174         7,528,269          5,473,461         3,188,924

Earnings per share(5)<F5>               0.82               0.95               1.02              0.85               0.61

Total assets                        76,901,667         78,621,159        69,016,132         66,172,468        48,994,461

Long-term debt(6)<F6>                8,178,855         10,016,830         6,878,147          8,345,890        15,297,723

Cash dividends declared                875,569                  0                 0                  0           409,463

Cash dividends per share(7)<F7>           0.13                  0                 0                  0              0.13

===================================================================================================================================

<F1>
(1)Income before interest expense (income) net and income tax expense.
<F2>
(2)The 1998 financial data includes the acquisition of Cleaning Technologies Group on July 23, 1997.
<F3>
(3)The 1996 financial data includes the operations of Stanley Home Products, under a license agreement effective on April 1, 1995.
<F4>
(4)The 1995 financial data includes the acquisition of The Fuller Brush Company on October 13, 1994.
<F5>
(5)Represents net income per common share, on a diluted basis, as restated upon adoption of SFAS 128.  Reflects restatement due to the five for four common stock splits declared on April 17, 1996, payable on May 15, 1996, and the split declared on
   November 18, 1994, payable on January 12, 1995.
<F6>
(6)Includes current maturities.
<F7>
(7)On November 18, 1994, the Board of Directors announced that it had discontinued its cash dividend indefinitely.  Prior to that, dividends had been maintained on a quarterly basis at $0.065 per share.  On November 2, 1998, the Board of Directors approved the reinstatement of a regular quarterly cash dividend of $0.065 a share.



<PAGE 14>



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

                                          For the Years Ended March 31,
                                          -----------------------------
                                          1999         1998          1997
                                          ----         ----          ----

     Working capital (in thousands)    $29,762       $33,491       $38,445

     Working capital ratio             3.65 to 1    3.76 to 1     4.95 to 1

    During fiscal 1999, the Company's working capital decreased primarily due to the continued net paydown of debt obligations ($1.8 million), use of cash for the stock buy-back program ($4.5 million), as well as the funding of capital expenditures ($5.0 million), offset by cash generated from operations
($7.9 million). Although previously held short-term investments were used during the year, the Company's line of credit balance at March 31, 1999, due to strong operating cash flows, was only approximately $201,000.

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

    During fiscal 1999, the Company renegotiated its domestic line of credit agreement, increasing the availability to $20 million. The line of credit facility matures in October 2000, and requires meeting certain financial covenants, with which the Company was in compliance at March 31, 1999, or appropriate waivers were obtained. The interest rate on the line (renegotiated in fiscal 1998) is the lower of prime or the 30 day LIBOR rate plus 0.75% (interest at 5.69% March 31, 1999).



<PAGE 15>


    In fiscal 1999, CPAC Asia LTD. obtained a line of credit with an international bank amounting to 15,760,000 baht (approximately $402,000 based on the year end conversion rate in Thailand), with interest at prime plus 1% (Thailand prime was 9.25% at March 31, 1999) and collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. CPAC Asia LTD. had no outstanding borrowings against the line at March 31, 1999.

    The Company continues to maintain a line of credit facility with a major Belgian bank, although it has not been utilized since fiscal 1996. The amount available is 17.2 million Belgian francs (approximately $497,000 based on the conversion rate for the Belgian franc).

    Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of March 31, 1999. It is expected that additional financing may be necessary to allow the Company to pursue additional acquisitions.

ASSET TURNOVER RATIOS
---------------------
                                          For the Years Ended March 31,
                                          -----------------------------
                                          1999         1998          1997
                                          ----         ----          ----

     (1) Receivables-days outstanding  55.0 days    51.9 days     54.3 days

     (2) Annual inventory turns        3.1 times    3.1 times     2.9 times

    Receivable days outstanding increased in 1999 over 1998 levels, as Fuller's receivable days outstanding increased to approximately 36 days, versus 32 days in 1998. This was primarily due to lengthening of some CTG customer terms for new customers, versus the predominantly "cash term" direct Fuller business. This coupled with the Imaging segment's "normal" terms of 70-80 days, gave a blended days sales outstanding of 55 days.

    The improvement in 1998 versus 1997, was a result of CTG's impact on the consolidated company with eight plus months of operations after its July, 1997 acquisition. With shorter payment terms than its Imaging segment counterparts, blended days sales outstanding showed improvement over past history.

    Inventory turns remained fairly constant in 1999 versus 1998. The Company is continuing to focus on this area, to more closely match existing inventory levels with current sales volumes. The Fuller Brands segment inventory levels are expected to decrease from past levels as management begins to realize the full efficiencies of integrating the CTG manufacturing into Great Bend, Kansas.

    Inventory turns increased in 1998 versus 1997, as the Company reduced prior year's planned inventory buildup to more closely mirror its sales volume.


PROFITABILITY RATIOS
--------------------
    Operating return on net sales is the result of dividing operating income by net sales. Net income on net sales is calculated by dividing net income by net sales. Net income to net worth is calculated by dividing net income by the amount of ending shareholders' equity.

                                          For the Years Ended March 31,
                                          -----------------------------
                                          1999         1998          1997
                                          ----         ----          ----

     Operating return on net sales        9.1%         11%           14%

     Net income on net sales              5.0%          6%            8%

     Net income to net worth             10.4%         13%           15%



<PAGE 16>


    The decreases in 1999, as compared to 1998 and 1997, were caused by the profit shortfall in both the Fuller Brands and Imaging segments, due to expenses and sales shortfall in the CTG operation, as well as sales decreases in the photochemical operations.

    The decrease in operating return on net sales and net income on net sales in 1998 as compared to 1997 was a function of the historically lower gross margins from CTG on its sales since the July acquisition as the operations were absorbed into the Fuller Brands segment, the negative effect of the UPS strike, and decreased earnings from the overall Imaging group operations, due primarily from margin pressures in the photographic and medical imaging markets. The decrease in net income to net worth in 1998 was also a function of the CTG acquisition where net operating assets acquired were only earning income for approximately eight months.

    The increase in the operating return on net sales and net income on net sales in 1997 was a result of strong Fuller Brands' segment business performance, coupled with improved European operations in the Imaging segment.

LEVERAGE RATIOS
---------------
    Debt to debt-plus-equity is calculated by dividing all liabilities by the sum of all liabilities plus shareholders' equity. Total debt to equity is calculated by dividing all liabilities by the amount of shareholders' equity.

    These ratios measure the extent to which the Company has been financed by debt and are an important measure to our lending institutions.

                                          For the Years Ended March 31,
                                          -----------------------------
                                          1999         1998          1997
                                          ----         ----          ----

     Debt to debt-plus-equity            29.8%         33%           28%

     Total debt to equity              0.42 to 1    0.49 to 1     0.39 to 1

    The improvement in both ratios in 1999 reflects the use of invested and generated cash to reduce liabilities and debt balances from 1998 levels, offset somewhat by the continued stock buy-back programs.

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

<PAGE 17>


NET SALES AND NET INCOME
------------------------
    The Company's net sales increased from year end March 31, 1998 to year end March 31, 1999 by 6.3% and increased from 1997 to 1998 by 14.1%.

    For the Fuller Brands segment, 1999 sales increased 12.2% over 1998, due primarily to CTG having twelve full months of sales versus 8 months in fiscal 1998. In 1998, sales increased 31.1% versus 1997 due to the July 1997 acquisition of CTG.

    For the Imaging segment, sales in 1999 decreased 2% due to decreased chemical sales in the U.S. color photochemical market. Sales in 1998 decreased 3.3% over 1997 due to continuing market pressures in the medical and photographic chemical market.

    Net income decreased 17.6% in 1999 over 1998, caused by a 22.5% decline in operating profits in the Imaging segment due primarily to the sales shortfall in the photochemical operations, a 13% decline in operating profits in the Fuller Brands segment due to a sales shortfall and expenses from the acquired CTG operation, and a 43.6% increase in net interest expense due to the various investing and financing activities occurring during the fiscal year. In 1998, net income decreased 9.4% over 1997, due to the margin erosion experienced by the domestic Imaging business, as well as a number of non-recurring events, including expenses associated with the acquisition of CTG, and the impact of the UPS strike on the Fuller Brands segment.

FOREIGN OPERATIONS
------------------
    Combined sales for the foreign operations rose 5.3% in 1999 versus 1998.
The increase was largely due to a 4.4% increase in sales at CPAC Italia, with the remainder coming from the acquisition of CPAC Africa (Pty) LTD in April of 1998. Pretax profits for the combined foreign operations, however, decreased 17.5%, due to increased borrowings related to the CPAC Europe plant expansion, the CPAC Africa acquisition, and the slowdown of business into the Russian market. The Russian customer base had been a primary reason for the increase in business and profits in 1998. While some of the shortfall has been covered with new customers, the margins are generally lower than previously earned. Due to the reduction in tourism and picture taking in Europe as a result of the Kosovo conflict, and continued economic uncertainty with other Eastern bloc countries, it is uncertain how quickly the European operations' sales and pretax profits will rebound. The formation of CPAC Asia and expected business to result from manufacturing and shipping from Bangkok in the second quarter of fiscal 2000, is expected to help improve results for the combined foreign operations.

    In 1998, CPAC Europe's sales and pretax profits increased 14.4% and 67.6% respectively, over 1997 levels. Expansion of sales into Eastern Europe and the Middle East helped to contribute to the increases. CPAC Italia, due to the currency effect of a weakening lira to the U.S. dollar, had a sales decrease of 8.4%, and a pretax profit increase of 2.2% over 1997 levels.

    The Company has exposure to currency fluctuations and from time to time has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At March 31, 1999 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

GROSS MARGINS
-------------
    Gross margins (net sales less cost of sales expressed as a percentage of net sales), were 43%, 44%, and 47% for the years ended March 31, 1999, 1998, and 1997, respectively.

<PAGE 18>


    Gross margins for the Fuller Brands segment in 1999 were 46.8% as compared to 47.4% and 53.7% in 1998 and 1997, respectively. The decrease is largely a function of the impact of CTG sales on the combined Fuller Brands operations. The increase in percentage of business now in the industrial and commercial janitorial line of business (with 12 months of CTG sales in 1999, versus eight and none in 1998 and 1997, respectively) reduces the relationship of the traditional Fuller/Stanley direct selling business and may continue to drive the margin lower, as CTG sales increase. However, operating efficiencies expected to occur in fiscal 2000 should help to stabilize the margins in the coming year.

    Continued market competition in both the photochemical and medical imaging markets resulted in continuing gross margin declines as evidenced by margins of 37.4% in 1999, versus 38.6% and 41% in 1998 and 1997, respectively.

    The Company believes that past capital expenditures for plant and machinery and equipment in each segment both domestically and overseas should allow the Company to pursue higher volume, price competitive manufacturing opportunities, as many large, multinational companies continue to outsource nonstrategic manufacturing.

SELLING, ADMINISTRATION AND ENGINEERING EXPENSES
------------------------------------------------
    This category amounted to 33.4%, 31.7%, and 32.8% of net sales in fiscal years 1999, 1998, and 1997, respectively.

    In 1999, the Fuller Brands segment's selling, administration and engineering expenses were 36.7% of net sales, as compared to 34.6% and 36.7% in 1998 and 1997, respectively. Expenditures related to sales expansion of the commercial cleaning product sales category, did not provide expected revenue growth until late in the fiscal year. In addition, planned expanded sales and marketing expenditures were made throughout the year, to reinvigorate the Stanley Home Products line. Freight expense also rose throughout fiscal 1999, due to freight carrier increases, as well as the increase resulting from the Marion plant closing. The Company plans on reducing, and/or holding these expenditures related to sales in fiscal 2000, and believes that the commercial cleaning business is well positioned to increase sales, without a corresponding increase in expenditures.

    In 1999, the Imaging segment's selling, administration and engineering expenses were 29% of net sales, versus 28.1% and 28.6% in 1998 and 1997, respectively. The increase in 1999 was caused by increases in sales and distribution costs related to foreign sales and efforts to capture new customer accounts in the domestic market.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
    Research and development expenses, as a percentage of net sales has remained fairly constant at 7% for 1999, 1998, and 1997, respectively. This reflects the Company's strategy of focusing on improving existing products or developing complimentary products, based on customer needs. It is anticipated that R&D may increase slightly in fiscal 2000, due to CTG's ongoing efforts to add and refine existing floor care products, which would allow it to continue to compete for national account business, and participate with other strategic partners in future revenue opportunities.

INTEREST EXPENSE
----------------
    Net interest expense increased significantly in 1999 versus 1998, due to the reduction in interest income, as short-term investments were used to pay down debt, fund capital expenditures, and the Company's stock buy-back program. The increase in 1998 versus 1997, was a result of the CTG acquisition, which was funded through a combination of debt and invested cash on hand.

<PAGE 19>


IMPACT OF INFLATION
-------------------
    Due to increased competitive sales pressure, the Company has not been able to pass on all inflation related cost increases in the Imaging segment.
However, the adverse impacts of inflation have been partially offset through productivity improvements and cost cutting efforts. Inflation has generally not had an adverse impact on the Fuller Brands segment.

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

Internal Hardware and Software
------------------------------
    At the present time, approximately 95% of the Company's primary operating systems and related software have been reviewed and in many cases, have obtained upgrades and certification of compliance from the respective manufacturers or software companies. The largest system still in process is a production/MRP system in the Fuller Brands segment. The internal software programming of this system to ensure Year 2000 compliance is in process and slated for completion in October 1999.

    The Company is 95% complete in compiling a final listing of computer hardware for all locations, showing the individual items remaining to be updated and an estimate of the time needed to complete the process. Due to acquisition related growth over the last several years, the Company has been routinely upgrading its computer hardware, most of which is already Year 2000 compliant. The Imaging segment is comprised of smaller stand alone operations run as decentralized units, that have not utilized large mainframe environments but rather pre-packaged software under annual license arrangements that include all upgrades. At the domestic locations, this software has already been converted to a compliant status by the manufacturers. At the foreign operations, the upgrade of software has now been completed and is in the process of final testing. The focus over the last four years for the remainder of our Imaging segment software systems has been a process of routine upgrade toward networks, primarily in a Windows environment. In the Fuller Brands segment, systems were larger in size and developed over time with customized software applications, which have been upgraded as the business continues to grow. The Company relies on a number of third party entities for core business and information packages and these third parties are working to correct all of the core programs, while the Company works to update the customized portions.

<PAGE 20>


Internal Embedded Systems
-------------------------
    The Company also has a plan to address and track Year 2000 compliance with its infrastructure such as heating and cooling facilities, telephones and switchboards, security and fire systems, etc., which is approximately 80% complete. Based on the project status to date, the Company does not expect to incur material additional costs to ensure that its internal embedded systems are Year 2000 compliant.


Estimated Cost
--------------
    The Company estimates that the total cost of ensuring Year 2000 compliance for internal hardware and software and embedded systems, including redeployed internal resources, will be approximately $500,000. Of this amount, approximately $400,000 was expended over the three years ended March 31, 1999 with approximately 60% capitalized. The Company estimates that no more than $100,000 will be expended during the next fiscal year with approximately 25% capitalized. Such amounts have been and are expected to be funded through operating cash flows.

External Sources
----------------
    The Company is performing a due-diligence process to determine the ability of our significant service providers, customers, and vendors to be Year 2000 compliant. Included in this process is an initial inventory of these external sources, and a letter/confirmation campaign to understand the status of their own Y2K readiness, in order to assess any potential impact to our own systems and business operations. To date, the Company has not become aware of any specific problems from these sources that would materially impact the Company's operations. However, the Company has no means of ensuring that these suppliers and customers (and in turn their suppliers and customers) will be Year 2000 ready. The inability of these parties to complete the Year 2000 resolution process in a timely fashion, could have a material adverse effect on the Company. In addition, Year 2000 disruption in the general economic or governmental framework in the markets in which the Company operates, could have a material adverse effect on the Company. Therefore, the Company's program will include the development of contingency plans for continuing operations in the event such problems arise. This stage of the Year 2000 program should be completed during the summer of 1999 and will include, but not be limited to, development of backup procedures, identification of alternate product or service providers, and possible increases in safety levels of inventory. However, there can be no assurance that such contingency plans will be sufficient to handle all problems that may arise.

    The Company's plan to complete its Year 2000 modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, availability of certain resources, and other factors. Management does not believe that the cost of achieving Year 2000 compliance will significantly impact the results of the Company's operations or its financial position. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the ability of significant suppliers, customers, and service providers to properly resolve their own Year 2000 issues, and other similar uncertainties. If factors occur that change these estimates or assumptions, the Year 2000 issue could have a material adverse effect on the Company's results of operations, cash flows and financial condition.


EURO CONVERSION
---------------
    On January 1, 1999, the Euro became the common currency of eleven of the fifteen member states of the European Union. After the introduction of the Euro, the national currencies will remain legal tender in the participating countries until mid-calendar-year 2002. During the dual currency phase, businesses must be capable of conducting commercial transactions in either the Euro or the national currency. After the dual currency phase, all businesses in participating countries must conduct all transactions in the Euro and must convert their financial records and reports to be Euro-based. The Company expects that all its facilities will be capable of complying with the Euro conversion timetable and with customer requirements for quoting and billing in Euro dollars. The Company's information technology systems are currently meeting the dual currency phase requirements, and it is anticipated that the final phase of the Euro conversion will not have a negative effect on the Company.

<PAGE 21>


FORWARD-LOOKING STATEMENTS
--------------------------
    This Form 10-K contains forward-looking statements, including statements covering the Year 2000 issue, that are based on current expectations, estimates and projections about the industries in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except for the Year 2000 issue, which will be updated in accordance with the SEC rules and regulations.

    The Future Factors that may affect the operations, performance and results of the Company's business include the following:

a. general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations;

b. the timely resolution of the Year 2000 issue by the Company, its customers, suppliers, freight and distribution companies, and governmental authorities, in the markets in which the Company operates;

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

h. the level of competition and consolidation within the commercial cleaning supply industry; and

i. the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with whom they transact business.

    Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

    See Footnote 5 - Debt, in the Notes to the Consolidated Financial Statements of the Company concerning interest rate risk.

    See Management's Discussion and Analysis of Financial Condition and Results of Operations and Footnote 1 - Accounting Policies - Foreign Currency Translation, in the Notes to the Consolidated Financial Statements of the Company concerning foreign currency exchange rate exposure.



<PAGE 22>




ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------




                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of CPAC, Inc. and Subsidiaries


In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 14(a)(1) on page 42 of this Form 10-K present fairly, in all material respects, the financial position of CPAC, Inc. and Subsidiaries (the "Company") at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition the financial statement schedule listed in the index appearing under item 14(a)(2) on page 42, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Rochester, New York
May 28, 1999



<PAGE 23>



                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------

                                                      MARCH 31, 1999 AND 1998
                                                      -----------------------

                                                               ASSETS
                                                               ------
                                                                                      1999                    1998
                                                                                      ----                    ----
Current assets:
   Cash and cash equivalents                                                   $        412,123        $      5,226,128
   Accounts receivable (net of allowance for doubtful
     accounts of $811,000 and $840,000 at March 31, 1999
     and 1998, respectively)                                                         17,558,251              16,391,436
   Inventory                                                                         20,423,101              21,000,688
   Prepaid expenses and other current assets                                          2,603,447               3,009,022
                                                                               ----------------        ----------------
        Total current assets                                                         40,996,922              45,627,274

Property, plant and equipment, net                                                   20,363,338              17,622,680
Goodwill and intangible assets (net of amortization of
   $1,883,216 and $1,954,712 at March 31, 1999 and 1998,
   respectively)                                                                     13,434,709              13,775,411
Other assets                                                                          2,106,698               1,595,794
                                                                               ----------------        ----------------

                                                                               $     76,901,667        $     78,621,159
                                                                               ================        ================
                                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                ------------------------------------

Current liabilities:
   Current portion of long-term debt                                           $        542,303        $        124,349
   Accounts payable                                                                   5,537,743               5,473,254
   Accrued payroll and related expenses                                               1,867,699               2,287,638
   Accrued income taxes payable                                                         531,755                 448,523
   Other accrued expenses and liabilities                                             2,755,162               3,802,188
                                                                               ----------------        ----------------
     Total current liabilities                                                       11,234,662              12,135,952

Long-term debt, net of current portion                                                7,636,552               9,892,481
Other long-term liabilities                                                           4,048,533               3,737,965

Shareholders' equity:
   Common stock, par value $0.01 per share;
     Authorized, 20,000,000 shares;
     Issued 6,464,533 shares and 6,996,556 shares at
     March 31, 1999 and 1998, respectively                                               64,645                  69,966
   Additional paid-in capital                                                        19,762,851              24,057,178
   Retained earnings                                                                 35,279,720              30,531,085
   Accumulated other comprehensive income (loss)                                       (535,108)             (1,213,280)
                                                                               ----------------        ----------------
                                                                                     54,572,108              53,444,949
Less:  Treasury stock, at cost, 85,307 shares
        at March 31, 1999 and 1998, respectively                                       (590,188)               (590,188)
                                                                               ----------------        ----------------
   Total shareholders' equity                                                        53,981,920              52,854,761
                                                                               ----------------        ----------------

                                                                               $     76,901,667        $     78,621,159
                                                                               ================        ================

                              The accompanying notes are an integral part of the financial statements.

<PAGE 24>







                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------

                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   --------------------------------------------------------------

                                         FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                         -------------------------------------------------




                                                           1999                       1998                    1997
                                                           ----                       ----                    ----
Net sales                                           $     112,748,632          $    106,098,214        $     92,966,152
                                                    -----------------          ----------------        ----------------

Costs and expenses:
   Cost of sales                                           64,071,126                59,679,791              49,021,996
   Selling, administrative and
     engineering expenses                                  37,653,061                33,661,841              30,487,432
   Research and development expense                           766,417                   696,401                 690,063
   Interest income                                           (114,755)                 (478,166)               (689,824)
   Interest expense                                           812,579                   964,173                 710,216
                                                    -----------------          ----------------        ----------------

                                                          103,188,428                94,524,040              80,219,883
                                                    -----------------          ----------------        ----------------

Income before income tax expense                            9,560,204                11,574,174              12,746,269

Provision for income tax expense                            3,936,000                 4,754,000               5,218,000
                                                    -----------------          ----------------        ----------------

        Net income                                  $       5,624,204          $      6,820,174        $      7,528,269
                                                    =================          ================        ================

Net income per common share:
   Basic                                            $            0.83          $           0.96        $           1.05
                                                    =================          ================        ================
   Diluted                                          $            0.82          $           0.95        $           1.02
                                                    =================          ================        ================

Average common shares outstanding:
   Basic                                                    6,775,697                 7,083,480               7,192,519
                                                    =================          ================        ================
   Diluted                                                  6,822,742                 7,148,028               7,349,705
                                                    =================          ================        ================

Comprehensive Income:
   Net income                                       $       5,624,204          $      6,820,174        $      7,528,269
   Other comprehensive income (loss)                          678,172                (1,002,631)                (12,858)
                                                    -----------------          ----------------        ----------------

     Comprehensive income                           $       6,302,376          $      5,817,543        $      7,515,411
                                                    =================          ================        ================

                              The accompanying notes are an integral part of the financial statements.



<PAGE 25>










                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------

                                         FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                         -------------------------------------------------
                                                                                                   ACCUMULATED
                                                                 ADDITIONAL                           OTHER             TREASURY
                                                 COMMON           PAID-IN           RETAINED      COMPREHENSIVE          STOCK
                                                 STOCK            CAPITAL           EARNINGS      INCOME (LOSS)         AT COST
                                                 -----            -------           --------      -------------         -------
   BALANCE, MARCH 31, 1996                   $        74,077  $     28,497,059  $    16,182,642  $       (197,791) $      (454,063)

Issuance of 101,757 shares
   of common stock upon exercise
   of common stock options                             1,018           559,645
Repurchase of 305,500 shares
   of common stock                                    (3,055)       (2,685,345)
Issuance of 24,609 shares
   of common stock upon exercise of
   common stock options in exchange for
   the surrender of 9,348 shares of
   outstanding common stock                              246           135,879                                            (136,125)
Restricted stock amortization                                           91,000
Net income for the year                                                               7,528,269
Translation adjustments                                                                                   (12,858)
                                             ---------------  ----------------  ---------------  ----------------  ---------------

   BALANCE, MARCH 31, 1997                            72,286        26,598,238       23,710,911          (210,649)        (590,188)

Issuance of 41,325 shares
   of common stock upon exercise
   of common stock options                               413           251,950
Repurchase of 273,293 shares
   of common stock                                    (2,733)       (2,890,179)
Restricted stock amortization                                           97,169
Net income for the year                                                               6,820,174
Translation adjustments                                                                                (1,002,631)
                                             ---------------  ----------------  ---------------  ----------------  ---------------

   BALANCE, MARCH 31, 1998                            69,966        24,057,178       30,531,085        (1,213,280)        (590,188)

Issuance of 15,038 shares
   of common stock upon exercise
   of common stock options                               150           114,872
Repurchase of 547,061 shares
   of common stock                                    (5,471)       (4,476,274)
Restricted stock amortization                                           67,075
Net income for the year                                                               5,624,204
Cash dividends declared at $.13 a share                                                (875,569)
Translation adjustments                                                                                   678,172
                                             ---------------  ----------------  ---------------  ----------------  ---------------

   BALANCE, MARCH 31, 1999                   $        64,645  $     19,762,851  $    35,279,720  $       (535,108) $      (590,188)
                                             ===============  ================  ===============  ================  ===============

                              The accompanying notes are an integral part of the financial statements.



<PAGE 26>




                                                    CPAC, INC. AND SUBSIDIARIES
                                                    ---------------------------

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------

                                         FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                         -------------------------------------------------

                                                                       1999                   1998                   1997
                                                                       ----                   ----                   ----
Cash flows from operating activities:
   Net income                                                     $    5,624,204         $    6,820,174         $    7,528,269
                                                                  --------------         --------------         --------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                  2,604,236              2,437,722              2,084,778
        Amortization of intangible assets                                436,678                453,586                299,251
        Deferred income taxes                                            570,000                216,000                221,000
        Minority interest in consolidated
          foreign subsidiary                                              12,191                  8,882                  4,882
   Change in assets and liabilities, net of effects of
     business acquisitions:
        Accounts receivable                                             (800,268)               254,213             (1,079,070)
        Inventory                                                        993,947                101,316               (964,287)
        Accounts payable                                                  21,263                796,362             (1,714,462)
        Accrued payroll and related expenses                            (407,710)               128,738                176,226
        Accrued income taxes payable                                      83,232                238,042                210,481
        Other changes, net                                            (1,228,037)            (1,170,661)               503,926
                                                                  --------------         --------------         --------------
          Total adjustments                                            2,285,532              3,464,200               (257,275)
                                                                  --------------         --------------         --------------
        Net cash provided by operating activities                      7,909,736             10,284,374              7,270,994

                                                                  --------------         --------------         --------------


Cash flows from investing activities:
   Purchase of property, plant and equipment, net                     (5,032,688)            (2,381,461)            (2,229,703)
   Business acquisition, net of cash acquired                           (676,473)           (18,218,532)
                                                                  --------------         --------------         --------------
        Net cash used in investing activities                         (5,709,161)           (20,599,993)            (2,229,703)
                                                                  --------------         --------------         --------------

Cash flows from financing activities:
   Exercise of stock options                                             115,022                252,363                560,663
   Repurchase of common stock                                         (4,481,745)            (2,892,912)            (2,688,400)
   Proceeds from long-term borrowings                                  1,337,117              6,000,000
   Repayment of long-term borrowings                                  (3,112,924)            (2,924,572)            (1,473,910)
   Payment of cash dividends                                            (875,569)
                                                                  ---------------        --------------         --------------
        Net cash provided by (used in)
          financing activities                                        (7,018,099)               434,879             (3,601,647)
                                                                  --------------         --------------         --------------

   Effect of exchange rate changes on cash                                 3,519                                           (62)
                                                                  --------------         --------------         --------------

        Net increase (decrease) in cash
          and cash equivalents                                        (4,814,005)            (9,880,740)             1,439,582

Cash and cash equivalents - beginning of year                          5,226,128             15,106,868             13,667,286
                                                                  --------------         --------------         --------------
Cash and cash equivalents - end of year                           $      412,123         $    5,226,128         $   15,106,868
                                                                  ==============         ==============         ==============

                              The accompanying notes are an integral part of the financial statements.

<PAGE 27>


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

Basis of Consolidation
----------------------
The consolidated financial statements of the Company include the accounts of the Company, its wholly-owned subsidiaries, its 98% owned subsidiary (CPAC Europe, N.V.), and its 80% owned subsidiaries (CPAC Africa (Pty) LTD and CPAC Asia LTD.). The Company's foreign subsidiaries are included in the consolidated financial statements utilizing a December 31 fiscal year to facilitate prompt reporting of financial results. All significant intercompany accounts and transactions have been eliminated.

The minority interest in the earnings of the consolidated foreign subsidiary for the years ended March 31, 1999, 1998, and 1997 was $12,191, $8,882, and $4,882,
respectively, and is included in selling, general, and engineering expenses. Minority interest included in the Consolidated Balance Sheets at March 31, 1999 and 1998 was $63,666 and $47,122, respectively.

Inventory
---------
Inventory is stated at the lower of cost, on a first-in, first-out basis, or market.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives on the straight-line and accelerated methods (buildings and improvements 15 to 39 years; machinery and equipment 3 to 12 years; leasehold improvements 15 to 39 years; furniture and fixtures 5 to 12 years). Leasehold improvements are amortized over the shorter of the lease period or the expected useful lives of the improvements using the straight-line method. At the time of retirement or other disposition of property, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

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

Foreign Currency Translation
----------------------------
All assets and liabilities of the Company's wholly-owned and majority-owned foreign subsidiaries are translated from their functional currency to U.S. dollars at year end exchange rates. Revenues and expenses are translated from functional currencies to U.S. dollars using an average exchange rate for the year. Translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the determination of net income. Included in consolidated net income are foreign currency transaction gains (losses) of $12,000, ($46,000) and $49,000, realized during fiscal 1999, 1998, and 1997, respectively.



<PAGE 28>




1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
    ---------------------------------------------------

The Company has utilized hedging programs (primarily forward foreign currency exchange contracts) to minimize the impact of currency fluctuations on the result of operations. At March 31, 1999 and 1998, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions.

Income Per Common Share
-----------------------
Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.

The table below summarizes the amounts used to calculate basic and dilutive earnings per share:
                                        1999             1998            1997
                                        ----             ----            ----
   Basic weighted average
       number of shares outstanding   6,775,697        7,083,480       7,192,519
                                      =========        =========       =========

   Effect of dilutive stock options     47,045           64,548          157,186
                                      ========         ========        =========

   Dilutive shares outstanding        6,822,742        7,148,028       7,349,705
                                      =========        =========       =========

Unexercised stock options to purchase 648,968 and 579,630 shares of the Company's common stock as of March 31, 1999 and 1998, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 1999, are still outstanding at the end of the year.

Statements of Cash Flows
------------------------
For purposes of the statements of cash flows, the Company considers marketable securities with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid interest of $546,000, $971,000, and $736,000, in fiscal 1999, 1998, and 1997, respectively. In addition, the Company paid income taxes of $2,930,000, $4,300,000, and $4,679,000, in fiscal 1999, 1998, and 1997, respectively.

Amortization of Goodwill and Intangible Assets
----------------------------------------------
Goodwill and intangible assets are amortized on the straight-line method over periods ranging from 5 to 40 years. Cost and related amortization are written off when fully amortized. At March 31, 1999 and 1998, goodwill with an original cost of $11,860,881 is being amortized over 40 years, with the remaining goodwill and intangibles being amortized over 5 to 15 years.

Business and Credit Concentrations
----------------------------------
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. The Company's customers are not concentrated in any specific geographic region, but are broadly concentrated in the cleaning and personal care products and imaging industries. Concentrations of credit risk with respect to trade receivables are limited due to the large number of domestic and foreign customers comprising the Company's customer base, and their dispersion across several different business sectors participating in different facets of the cleaning and personal care products and imaging industries.
<PAGE 29>


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

Other Comprehensive Income
--------------------------
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of April 1, 1998 for all periods presented. Other comprehensive income includes foreign currency translation adjustments. Because cumulative translation adjustments are considered a component of permanently invested, unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

Segment Reporting
-----------------
In the fourth quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," for all periods presented. The Company has two operating segments. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units which comprise unique products and services across geographic locations.

Reclassification
----------------
Certain 1998 and 1997 financial statement and related footnote amounts have been reclassified to conform to the 1999 presentation.


<PAGE 30>



2 - ACQUISITIONS
    ------------

During fiscal 1999, the Company made two acquisitions in the Imaging segment. Both acquisitions were accounted for as purchase transactions and amounts paid for both were not material. Revenues, earnings, and assets of the acquired operations were also not material.

In 1998, the Company purchased certain assets of the commercial cleaning chemicals business of IVAX Industries, Inc., a wholly-owned subsidiary of IVAX Corporation, for $17,590,000 in cash, assumption of certain liabilities, and acquisition related costs of $629,000 for a total asset purchase price of approximately $20,973,000. The acquisition was accounted for as a purchase transaction. The acquired operation, which operates as the Cleaning Technologies Group (a division of the Fuller Brush Company, Inc.), manufactures and distributes 177 chemical products for commercial and janitorial cleaning, including floor and carpet care, germicidal cleaners, air deodorizers, industrial degreasers and hand soaps.




3 - INVENTORY
    ---------

Inventory as of March 31, 1999 and 1998 is summarized as follows:

                                                    1999             1998
                                                    ----             ----

Raw materials and purchased parts                $7,773,946      $ 7,086,847
Work-in-process                                   1,396,775          936,072
Finished goods                                   11,252,380       12,977,769
                                                 ----------      -----------
                                                 $20,423,101     $21,000,688
                                                 ===========     ===========


4 - PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

Property, plant and equipment are comprised of the following at March 31:

                                                        1999            1998
                                                        ----            ----

Land                                               $ 1,172,371      $   550,510
Buildings and improvements                          10,282,064        8,530,957
Machinery and equipment                             17,948,442       16,073,430
Furniture and fixtures                                 757,522          721,014
Leasehold improvements                               1,673,127        1,513,077
Leased equipment                                       286,324          271,427
Construction-in-progress                             1,571,117          808,946
                                                   -----------      -----------
                                                    33,690,967       28,469,361
Less:  Accumulated depreciation and amortization   (13,327,629)     (10,846,681)
                                                   -----------      -----------
                                                   $20,363,338      $17,622,680
                                                   ===========      ===========


<PAGE 31>




5 - DEBT
    ----

At March 31, 1999 and 1998, debt consisted of the following:
                                                                                            1999                1998
                                                                                            ----                ----
Revolving credit agreement with a bank with interest payable monthly at the lower of prime or the 30 day LIBOR rate plus 0.75%.  Prime was 7.75%, and the
 LIBOR rate was 4.94% at March 31, 1999.  The maximum availability under this agreement is $20,000,000 with all amounts outstanding due October 31, 2000.
 The revolving credit agreement is collateralized by substantially all of the
 assets of the Company, excluding CPAC Europe, N.V.                                  $        200,629    $     3,313,553

Industrial Revenue Bonds, with interest payable monthly at a variable rate
 5.00% at March 31, 1999 (5.70% at 1998), maturing in June 2009.  The bonds are collateralized by a standby letter of credit (LOC) issued by a bank, which
 requires an annual fixed fee payment of 1.25% of the LOC value.                            6,000,000          6,000,000

Term notes and revolving credit agreement with a foreign bank with interest pegged to the U.S. prime rate.  The floating interest rates at March 31, 1999, ranged from 4.8% to 9.75% (5.7% to 9.0% in 1998). The revolving credit
 agreement is collateralized by the net assets of CPAC Europe, N.V.                         1,345,857            379,176

Other                                                                                         632,369            324,101
                                                                                     ----------------    ---------------
                                                                                            8,178,855         10,016,830
 Less:  Amounts due within one year                                                           542,303            124,349

                                                                                     ----------------    ---------------


                                                                                     $      7,636,552    $     9,892,481
                                                                                     ================    ===============

The Company's revolving credit agreement contains customary covenants, including maintenance of specified working capital, capital expenditures, debt to equity, and net worth ratios, of which the Company was in compliance at March 31, 1999, or appropriate waivers were obtained.

The Company also maintains a line of credit facility with a foreign bank, with borrowing availability of 17.2 million Belgian francs (approximately $497,000 based on the year end conversion rate for the Belgian franc). The availability is reduced annually in December by 5.7 million Belgian francs (approximately $165,000), with annual payments also due in December until maturity. Interest on the borrowings is at 7.0%. The line of credit agreement is collateralized by the Company's stock in CPAC Europe, N.V. The Company had no borrowings against the line of credit facility at March 31, 1999, or March 31, 1998.

In fiscal 1999, CPAC Asia LTD. obtained a line of credit with an international bank amounting to 15,760,000 baht (approximately $402,000 based on the year end conversion rate in Thailand). Interest on the line is prime plus 1% (Thailand prime was 9.25% at March 31, 1999) and is collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. CPAC Asia LTD. had no borrowings against the line at March 31, 1999.

Annual maturities of debt for the next five fiscal years are as follows:
2000:$542,303; 2001:$451,053; 2002:$175,016; 2003:$118,835; and 2004:$69,474.

<PAGE 32>

6 - SHAREHOLDERS' EQUITY
    --------------------

Stock Transactions
------------------
During fiscal 1999, the Company repurchased 547,061 shares of its common stock, at an average cost of $8.19 per share, for a total cost of approximately $4,482,000 as part of a previously announced Board of Directors authorized stock buy back plan. In fiscal 1998, the Company repurchased 273,293 shares of its common stock, at an average cost of $10.59 per share, for a total cost of approximately $2,893,000 as part of a previously announced Board of Directors authorized stock buy back plan. During fiscal 1997, the Company repurchased 305,500 shares of its common stock from an unrelated investor for $2,688,400.

Cash Dividends
--------------
On November 2, 1998 the Company's Board of Directors approved the reinstatement of a regular quarterly cash dividend of $.065 a share on its common stock. For the year ended March 31, 1999, dividends of $875,569 were declared and paid.

Stock Options
-------------
The Company maintains an Executive Long-Term Stock Investment Plan (the Plan) for key employees, which allows issuance of incentive stock options, nonqualified stock options, reload options, and restricted performance shares. The Plan has reserved for issuance to key employees, 950,000 shares of the Company's common stock. Upon exercise, an employee granted an option under the Plan may pay for the Company's stock either with cash or with Company stock already owned by the employee, valued at the fair market value of the stock on the exercise date. The term of the option is determined by the Executive Long-Term Stock Investment Committee (the Committee), with most grants having terms of ten years (five years in the case of a greater than 10% shareholder). The options may be exercised in cumulative annual increments of the greater of 25% or 2,500 commencing one year after the date of the grant.

The Company also maintains a Non-Employee Directors Stock Option Plan. At the inception of the Plan, each non-employee director was granted an option to purchase 10,000 shares of the Company's common stock, on a one time basis for past service rendered to the Board of Directors, at the fair market value at the date of the grant. The term of the option grants are for ten years. In addition, the Directors Plan calls for an annual automatic grant for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the annual meeting of Shareholders, at a price equal to the fair market value at that date. The term of these grants is also ten years. During fiscal 1999, 1998, and 1997; 12,000, 9,000 and 39,000 options respectively were granted pursuant to the Directors Plan.

In addition, the Company from time to time grants nonqualified options to non-employees, at an option price equal to the fair market value at the date of the
grant.   The term of each option is to be decided by the Committee and at
March 31, 1999, nonqualified options to non-employees had initial terms of ten years.


<PAGE 33>


6 - SHAREHOLDERS' EQUITY - CONTINUED
    --------------------

As of March 31, 1999, total options outstanding are summarized as follows:

                                                             RANGE OF OPTION
                                          SHARES             PRICE PER SHARE
                                          ------             ---------------

Options outstanding - March 31, 1996     705,514            $   1.75 - $ 11.70
  Exercised                             (126,366)               4.34 -    8.80
  Expired
  Granted                                 79,500               10.13 -   11.56
                                       ---------            ------------------
Options outstanding - March 31, 1997     658,648            $   1.75 - $ 11.70
  Exercised                              (41,325)               1.75 -    7.04
  Expired                                 (4,422)              11.00 -   11.56
  Granted                                167,000               11.56 -   12.00
                                       ---------            ------------------
Options outstanding - March 31, 1998     779,901            $   4.72 - $ 12.00
  Exercised                              (15,038)               5.08 -   11.00
  Expired                               (144,462)               8.80 -   11.63
  Granted                                133,000                8.25 -   11.50
                                       ---------            ------------------
Options outstanding - March 31, 1999     753,401            $   4.72 - $ 12.00
                                       =========            ==================

Options exercisable:
  March 31, 1999                         539,526            $   4.72 - $ 12.00
                                       =========            ==================
  March 31, 1998                         500,086            $   4.72 - $ 11.70
                                       =========            ==================

The following table summarizes information about options outstanding at March 31, 1999:

                          Weighted       Weighted
                          Average         Average                   Weighted
   Year     Number       Remaining      Fair Value     Number        Average
 Granted  Outstanding Contractual Life  of Options  Exercisable  Exercise Price
 -------  ----------- ----------------  ----------  -----------  --------------

   1994     104,433          4.7           N/A        104,433        $5.42
   1995      28,714          5.6           N/A         28,714         8.80
   1996     306,254          6.7          $4.33       278,754        11.57
   1997      72,500          7.3           4.11        69,500        10.80
   1998     133,500          8.4           4.02        58,125        11.66
   1999     108,000          9.2           3.80             0        10.27
            -------          ---                     --------        -----
  Totals    753,401          6.9                      539,526        10.37


<PAGE 34>


6 - SHAREHOLDERS' EQUITY - CONTINUED
    --------------------

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principal Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, net income and diluted earnings per share would have been reduced by $325,000 ($.05), $329,000 ($.05), and $268,000 ($.04)in 1999, 1998, and 1997,
respectively. The fair value of these options were estimated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997:

                                  1999                1998           1997
                                  ----                ----           ----
Expected life                   5 years            3-4 years      3-4 years
Historical volatility             29%                 32%            32%
Risk free rate of return       5.41-6.01%          6.05-6.14%     6.21-6.59%
Expected dividend yield           0.1%                 0%             0%
Annual forfeiture rate             0%                  0%             0%

There have been no charges to income in any of the three years in connection with these options other than incidental expenses related to issuance of options.

Employee Benefits
-----------------
The Company has a deferred compensation agreement with an executive officer of the Company pursuant to which 23,437 shares of the Company's common stock were issued subject to certain conditions and restrictions. The expense relating to the shares is being recognized over a five year period as it is earned, at which time the restrictions will lapse. The total expense recognized for the years ended March 31, 1999, 1998, and 1997, was $31,376, $38,000, and $37,500
respectively. At March 31, 1999 the shares have been fully amortized and vested.

In connection with the issuance of incentive stock options, there are 13,189 outstanding shares of the Company's common stock treated as "restricted performance shares" which were issued to certain outstanding employees pursuant to the 1994 Executive Long-Term Stock Investment Plan. Restrictions on these shares lapse over a five year period, if performance objectives have been met during the period. Shares are forfeitable if their related incentive stock options are exercised. The total expense recognized for the years ended
March 31, 1999, 1998, and 1997, was $35,699, $56,000, and $53,500, respectively.
The unearned balance, which has been grouped with additional paid-in capital, was $20,000 and $55,699, at March 31, 1999 and 1998, respectively.

The Company maintains a contributory profit sharing plan [401(k)] for the benefit of substantially all employees. Contributions to the plan may be made for each plan year in such amounts as the Board of Directors may, at its discretion, determine. In addition, the Company will also match to a maximum of 3% of the participant's compensation each contribution made by a plan participant for the plan year in an amount equal to $.50 for each $1.00 of participant contribution. A participant may contribute up to 15% of compensation to the plan. The amount charged to expense in connection with this plan was $421,000, $419,000, and $332,000, for the years ended March 31, 1999,
1998, and 1997, respectively.



<PAGE 35>



7 - INCOME TAX EXPENSE
    ------------------

The provision for income taxes is summarized as follows:

                                    1999              1998           1997
                                    ----              ----           ----
Current tax expense:
   Federal                    $  2,466,000      $  3,393,000    $  3,869,000
   State                           547,000           797,000         846,000
   Foreign                         353,000           348,000         282,000
                              ------------      ------------    ------------
                                 3,366,000         4,538,000       4,997,000
Deferred taxes:
   Federal                         485,000           205,000         210,000
   State                            85,000            11,000          11,000
                              ------------      ------------    ------------
                                   570,000           216,000         221,000
                              ------------      ------------    ------------

                              $  3,936,000      $  4,754,000    $  5,218,000
                              ============      ============    ============

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate are as follows:

                                              1999        1998         1997
                                              ----        ----         ----

Income tax expense using statutory rates  $3,251,000   $4,051,000   $4,461,000
State income tax effect                      417,000      518,000      557,000
Other items, net                             268,000      185,000      200,000
                                          ----------   ----------   ----------

                                          $3,936,000   $4,754,000   $5,218,000
                                          ==========   ==========   ==========

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at March 31 are as follows:

                                                  1999                1998
                                                  ----                ----
Deferred tax assets:
  Current:
    Accounts receivable                        $  147,000          $ 146,000
    Inventory                                     576,000            628,000
    Compensation related accruals                 518,000            738,000
    Other                                          10,000             37,000
                                               ----------          ---------
                                                1,251,000          1,549,000
  Noncurrent:
    Deferred compensation                          96,000            103,000
    Other                                         139,000            112,000
                                               ----------          ---------
                                                  235,000            215,000
                                               ----------          ---------
                                                1,486,000          1,764,000
Deferred tax liabilities:
  Noncurrent:
    Intangibles                                  (712,000)          (541,000)
    Property, plant and equipment              (1,049,000)          (928,000)
    Other                                         (14,000)           (14,000)
                                               ----------          ---------
                                               (1,775,000)        (1,483,000)
                                               ----------         ----------

        Total                                  $ (289,000)         $ 281,000
                                               ==========          =========


The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.

<PAGE 36>



8 - COMMITMENTS
    -----------

Royalty Agreement
-----------------
The Company has a license agreement with an unrelated third party to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the agreement which expires, unless terminated earlier, on March 31, 2010. The Company is required to pay royalties equal to a maximum of 3% of the net selling price of products sold under the licensing agreement. Total royalties paid in 1999, 1998, and 1997 were $442,011, $413,800, and $325,000, respectively. The
Company recorded a liability equal to the net present value of the estimated minimum royalty payments, and capitalized the value of the license agreement, which is being amortized over the contract period.

Lease Agreements
----------------
The Company leases certain facilities and equipment under operating leases which expire at various dates through 2004. Some of the leases contain renewal options. Rent expense for the years ended March 31, 1999, 1998, and 1997 was $1,469,000, $1,493,000, and $1,394,000, respectively.

The above leases have been classified as operating leases in accordance with the provisions of the Statement of Financial Accounting Standards No. 13. The future minimum rental payments required under the leases for the fiscal years ended subsequent to March 31, 1999 are as follows:

                  2000                                $  1,369,745
                  2001                                   1,140,622
                  2002                                     863,012
                  2003                                     313,236
                  2004                                     131,489
                                                      ------------

                                                      $  3,818,104
                                                      ============

Other Matters
-------------
The Company and its subsidiaries are parties to various environmental issues, legal actions, and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.


<PAGE 37>


9 - SEGMENT INFORMATION
    -------------------

Business Segments
-----------------
For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment which includes the manufacture and sale of specialty chemical cleaning products and related accessories (brushes, brooms, mops) for commercial janitorial and consumer use, as well as personal products such as soaps, shampoos, and skin care items, and the Imaging segment, which includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material. Certain reclassifications of 1998 and 1997 segment information have been made to conform with the 1999 presentation. Information concerning the Company's business segments for 1999, 1998 and 1997 is as follows:


                                                                 1999                   1998                  1997
                                                                 ----                   ----                  ----
Net sales to customers:
   Fuller Brands                                          $     69,349,412      $      61,796,024      $     47,152,431
   Imaging                                                      43,399,220             44,302,190            45,813,721
                                                          ----------------      -----------------      ----------------

     Total net sales to customers                         $    112,748,632      $     106,098,214      $     92,966,152
                                                          ================      =================      ================

Operating income:
   Fuller Brands                                          $      6,506,226      $       7,477,931      $      7,606,716
   Imaging                                                       3,390,380              4,376,466             5,237,308
                                                          ----------------      -----------------      ----------------
                                                                 9,896,606             11,854,397            12,844,024

   Corporate income (expense)                                      361,422                205,784               (77,363)
   Interest expense, net                                          (697,824)              (486,007)              (20,392)
                                                          ----------------      -----------------      ----------------

     Consolidated pretax income                           $      9,560,204      $      11,574,174      $     12,746,269
                                                          ================      =================      ================

Identifiable assets:
   Fuller Brands                                          $     49,537,795      $      47,350,678      $     27,644,979
   Imaging                                                      24,489,235             23,840,243            24,461,263
                                                          ----------------      -----------------      ----------------

   Total identifiable assets of the segments                    74,027,030             71,190,921            52,106,242
   General corporate assets                                      2,874,637              7,430,238            16,909,890
                                                          ----------------      -----------------      ----------------

     Total consolidated assets                            $     76,901,667      $      78,621,159      $     69,016,132
                                                          ================      =================      ================

Depreciation & amortization:
   Fuller Brands                                          $      1,998,859      $       1,729,914      $      1,294,459
   Imaging                                                       1,042,055              1,161,394             1,089,570
                                                          ----------------      -----------------      ----------------

     Total depreciation & amortization                    $      3,040,914      $       2,891,308      $      2,384,029
                                                          ================      =================      ================

Capital outlays:
   Fuller Brands                                          $      2,479,180      $       1,304,859      $      1,141,293
   Imaging                                                       2,553,508              1,076,602             1,088,410
                                                          ----------------      -----------------      ----------------

     Total capital outlays                                $      5,032,688      $       2,381,461      $      2,229,703
                                                          ================      =================      ================



<PAGE 38>



9 - SEGMENT INFORMATION - CONTINUED
    -------------------

Operating income represents net sales less operating expenses and excludes interest expense (income) and income taxes.

General corporate assets include short-term investments held for future use amounting to $0, $4,713,604 and $14,525,971 at March 31, 1999, 1998, and 1997,
respectively.

Financial information relating to the Company's sales and long-lived assets by geographic area is as follows:

                                1999                1998                1997
                                ----                ----                ----
Net sales:
   United States           $  103,976,978     $   97,768,069      $   84,665,905
   Foreign                      8,771,654          8,330,145           8,300,247
                           --------------     --------------      --------------

                           $  112,748,632     $  106,098,214      $   92,966,152
                           ==============     ==============      ==============
Long-lived assets:
   United States           $   17,037,893     $   16,365,433      $   15,208,017
   Foreign                      3,325,445          1,257,247           1,419,578
                           --------------     --------------      --------------

                           $   20,363,338     $   17,622,680      $   16,627,595
                           ==============     ==============      ==============

Foreign operations are located in Belgium, Italy, South Africa, and Thailand. Net sales are reported in the geographic area in which they originate. Inter-area transfers are not material.

In addition, the Company's U.S. operations had total export sales for the years ended March 31, 1999, 1998 and 1997 of $4,432,862, $3,147,246, and $2,917,400,
respectively.


10 - QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended March 31, 1999 and 1998:

                                                                                                    PER SHARE    PER SHARE
                                NET                     GROSS                     NET                 INCOME       INCOME
                               SALES                    PROFIT                   INCOME               BASIC       DILUTED
                               -----                    ------                   ------               -----       -------
1999 QUARTERS:
-------------
    Fourth            $         28,433,307     $         11,657,420      $          1,253,106        $  0.19      $  0.19
    Third                       28,351,891               12,473,334                 1,520,549           0.23         0.22
    Second                      28,956,724               12,651,638                 1,591,540           0.23         0.23
    First                       27,006,710               11,895,114                 1,259,009           0.18         0.18
                      --------------------     --------------------      --------------------        -------      -------

         Total        $        112,748,632     $         48,677,506      $          5,624,204        $  0.83      $  0.82
                      ====================     ====================      ====================        =======      =======

1998 QUARTERS:
-------------
    Fourth            $         27,184,360     $         11,330,282      $          1,251,049        $  0.18      $  0.18
    Third                       29,080,065               12,605,857                 1,918,387           0.27         0.27
    Second                      27,810,071               12,192,194                 1,973,537           0.28         0.27
    First                       22,023,718               10,290,090                 1,677,201           0.23         0.23
                      --------------------     --------------------      --------------------        -------      -------

         Total        $        106,098,214     $         46,418,423      $          6,820,174        $  0.96      $  0.95
                      ====================     ====================      ====================        =======     ========



<PAGE 39>









                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

    Certain information concerning the directors and executive officers of the Company is incorporated by reference to the caption "Directors and Executive Officers" in the Proxy Statement of the Company, dated June 22, 1999 (the "1998 Proxy Statement").

    In addition to the executive officers named in the Proxy Statement, the Registrant employs the following key persons:

    BRIAN C. BARBO, President, Trebla Chemical Company, is 42 years old. Prior to his promotion to President on September 1, 1998, he was Vice President and General Manager and had served in that capacity since October 1988; and before that he was Manager of Manufacturing for Trebla Chemical Company. Mr. Barbo, a chemical engineer, has been with the Company since July 1979.

    J. ROBERT DUDIK, age 67, is President of Allied's Dental Division, a position he assumed in January, 1990. He was formerly Vice President of the Dental Division (1988-90), and, prior to that, National Sales Manager. Mr. Dudik has been an employee of Allied since 1982 and serves on the Board of Directors of Allied Diagnostic Imaging Resources, Inc.

    LEWIS L. GRAY, age 48, is Vice President, Chemical and Technical Resources for Fuller Brush. He started his career with the company in 1973 as a Q.C. Chemist, and was promoted to Research Chemist, Laboratory Manager, and Chief Chemist, until his current appointment in 1995. Mr. Gray has a B.S. degree in chemistry from Kansas State University.

    STANLEY H. GULBIN, age 47, is President of CPAC Asia LTD., after being promoted on December 16, 1998, in addition to his responsibilities as Vice President, International Markets, CPAC Imaging Group. Prior to joining CPAC in 1996, Mr. Gulbin had seventeen years experience in the photographic industry, including all aspects of foreign and domestic sales and marketing. After joining CPAC in 1996, his duties were expanded to include managing sales and marketing activities for the Imaging Group's international markets.

    BRAD A. HENDRICKSON, President, of Allied Diagnostic Imaging Resources, Inc., is 36 years old. He began his career with CPAC in 1986 and has held several sales and marketing management positions including National Accounts Manager and Vice President of National Sales for Allied. A graduate of the University of Wisconsin with a Bachelor of Science in Economics, Mr. Hendrickson recently received his MBA from Emory University in Atlanta.

    JAVIER E. PAREDES, was promoted to President of Stanley Home Products on August 13, 1998 and is 53 years old. He served as Vice President and General Manager of Stanley Home Products from 1995 to 1998. He joined Stanhome, Inc. in 1985, and held several management positions including General Manager of Stanley Home Productos Para Lar Ltda, Stanhome's direct selling company in Brazil.

    EDWARD E. SCHILLER, 52, is Vice President, Research and Development for The Fuller Brush Company, Inc. Prior to that, he was Vice President and Technical Director for Trebla Chemical Company, a position he held since February, 1985. From May, 1982 to January, 1985, he was Operations Manager at Trebla Chemical Co. Mr. Schiller is currently responsible for all research and development for CPAC, Inc. and its subsidiaries; he is also responsible for the technical service representatives at Trebla Chemical Company, and is the Registrant's Environmental Compliance Officer.



<PAGE 40>



    NORBERT J. SCHNEIDER, age 46, was appointed President of The Fuller Brush Company, Inc. as of April 1, 1996. He joined the company in 1976 as a Product Engineer, and was later promoted to Vice President, Industrial Sales. In 1994 he was appointed Executive Vice President and General Manager. Mr. Schneider has a B.S. degree in Business Administration from Wichita State University.

    STEPHEN R. TAFARO, age 56, has expanded his role within The Fuller Brush Company in his new position effective January 8, 1999, as Executive Vice President of Business Development. He was formerly the President of Cleaning Technologies Group. For the last twenty years he has held various executive positions including President of IVAX Industries Cleaning Products Group (a subsidiary of IVAX Corporation), President of Bell Atlantic's Integration Systems Group, and Director of Retail Industry Marketing for Oracle Corporation. He holds a B.A. and M.A. in Education from Montclair State College.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

    Information regarding executive compensation is incorporated by reference to the caption "Executive Compensation" in the 1999 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

    The stock ownership of each person known to CPAC to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and officers of CPAC as a group are incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement. The beneficial ownership of CPAC Common Stock of all directors of the Company is incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

    Information regarding certain relationships and related transactions is incorporated by reference to the caption "Information About The Board and Its Committees" in the 1999 Proxy Statement.



<PAGE 41>



                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K
          --------

(a)The following financial statements of the Registrant are included as part of the report:

     1. FINANCIAL STATEMENTS:
        --------------------

      Report of Independent Accountants

      Consolidated Balance Sheets as of March 31, 1999 and 1998

      Consolidated Statements of Operations and Comprehensive Income for the Years Ended March 31, 1999, 1998, and 1997

      Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 1999, 1998, and 1997

      Consolidated Statements of Cash Flows for the Years Ended March 31, 1999, 1998, and 1997

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

(b)  Reports on Form 8-K
     -------------------

     1. On March 22, 1999, the Company filed a Current Report (Form 8-K) with respect to the March 22, 1999 acceptance of Robert C. Isaacs to the position of Senior Vice President and Chief Operating Officer of the Registrant.

     2. On March 24, 1999, the Company filed a Current Report (Form 8-K) with respect to the March 19, 1999 Rights Agreement executed by the Registrant between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (the "Rights Agreement"). In Accordance with the terms of the Rights Agreement, the Board of Directors of the Registrant has declared a dividend distribution of one Right for each outstanding share of Common Stock, $.01 value (the "Common Stock"), of the Registrant to shareholders of record at the close of business on April 5, 1999.

(c)  Exhibits
     --------

     2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

     3.  Articles of Incorporation, By-Laws

         3.1 Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996

         3.2 By-laws, as amended, incorporated herein by reference to Form 10-K, filed for the period ended March 31, 1989


<PAGE 42>


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

    10.  Material Contracts

         10.1 Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q for the period ended September 30, 1995, and further amended by Extension of Employment Agreement dated July 20, 1998, filed as
           Exhibit 10.1 to Form 10-K for the period ended March 31, 1999

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

    18.  Letter re:  Change in Accounting Principles

    21.  Subsidiaries of the Registrant

         21.1 Subsidiaries of the Registrant

    22. Published report regarding matters submitted to vote of security holders

    23.  Consent of Experts and Counsel

         23.1 Consent of PricewaterhouseCoopers LLP

    24.  Power of Attorney

    27.  Financial Data Schedule

    99.  Additional Exhibits

         99.1 Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998

<PAGE 43>



ITEM 14.  FINANCIAL STATEMENT SCHEDULES                             SCHEDULE II
          -----------------------------


                                   CPAC, INC.
                                   ----------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 ----------------------------------------------
            FOR THE FISCAL YEARS ENDED MARCH 31, 1999, 1998 AND 1997
            --------------------------------------------------------


                            BALANCE AT                                BALANCE
                            BEGINNING                                AT END OF
                            OF PERIOD     ADDITIONS     DEDUCTIONS     PERIOD
                            ---------     ---------     ----------     ------
1999:
  Allowance for doubtful
    accounts                $  840,000    $  195,000    $(224,000)   $  811,000
  Inventory reserve          1,765,000       466,000     (666,000)    1,565,000

1998:
  Allowance for doubtful
    accounts                $  587,000    $  336,000    $ (83,000)   $  840,000
  Inventory reserve            937,000     1,095,000     (267,000)    1,765,000
  Plant closure reserve        168,000                   (168,000)            0

1997:
  Allowance for doubtful
    accounts                $  611,000    $  168,000    $(192,000)   $  587,000
  Inventory reserve            863,000       192,000     (118,000)      937,000
  Plant closure reserve        168,000             0            0       168,000



<PAGE 44>


                                   SIGNATURES
                                   ----------




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                        CPAC, INC.


Date        June 28, 1999                By /s/ Thomas N. Hendrickson
     ----------------------------           ------------------------------------
                                            Thomas N. Hendrickson, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date        June 28, 1999                By /s/ Thomas N. Hendrickson
     ----------------------------           ------------------------------------
                                            Thomas N. Hendrickson, President,
                                            Chief Executive Officer, Treasurer,
                                            and Director


Date        June 28, 1999                By /s/ Robert C. Isaacs
     ----------------------------           ------------------------------------
                                            Robert C. Isaacs, Senior Vice
                                            President, Chief Operating Officer,
                                            and Director


Date        June 28, 1999                By /s/ Robert Oppenheimer
     ----------------------------           ------------------------------------
                                            Robert Oppenheimer, Secretary and
                                            Director


Date        June 28, 1999                By /s/ Seldon T. James, Jr.
     ----------------------------           ------------------------------------
                                            Seldon T. James, Jr., Director


Date        June 28, 1999                By /s/ Thomas J. Weldgen
     ----------------------------           ------------------------------------
                                            Thomas J. Weldgen
                                            Vice President Finance and Chief
                                            Financial Officer and Director


Date        June 28, 1999                By /s/ David P. Biehn
     ----------------------------           ------------------------------------
                                            David P. Biehn, Director


Date        June 28, 1999                By /s/ Wendy F. Clay
     ----------------------------           ------------------------------------
                                            Wendy F. Clay
                                            Vice President, Administration


Date        June 28, 1999                By /s/ James W. Pembroke
     ----------------------------           ------------------------------------
                                            James W. Pembroke
                                            Chief Accounting Officer

<PAGE 45>

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

         3.2  By-laws, as amended, incorporated herein by reference to
           Form 10-K, filed for the period ended March 31, 1989            N/A

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

  9.   Voting Trust Agreement                                              N/A

 10.     Material Contracts

         10.1 Employment Agreement between Thomas N. Hendrickson and
           CPAC, Inc. dated September 30, 1995, incorporated herein
           by reference to Form 10-Q for the period ended
           September 30, 1995, and further amended by Extension of
           Employment Agreement dated July 20, 1998, filed as
           Exhibit 10.1 to Form 10-K for the period ended March 31,
           1999                                                             48

         10.2 CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Amendment No. 1 to
           Form S-8 Registration Statement filed October 3, 1996           N/A

         10.3 CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration
           Statement filed October 3, 1996                                 N/A
<PAGE 46>


 11.   Statement re:  Computation of Per Share Earnings (Loss)             N/A

 12.   Statement re:  Computation of Ratios                                N/A

 13.   Annual Report to Security Holders                                   N/A

 16.   Letter re:  Change of Certifying Accountant                         N/A

 18.   Letter re:  Change in Accounting Principles                         N/A

 21.     Subsidiaries of the Registrant

         21.1 Subsidiaries of the Registrant                                50

 22.   Published report regarding matters submitted to vote of
       security holders                                                    N/A

 23.     Consent of Experts and Counsel

         23.1 Consent of PricewaterhouseCoopers LLP                         51

 24.   Power of Attorney                                                   N/A

 27.   Financial Data Schedule                                              52

 99.     Additional Exhibits

         99.1 Deferred Compensation Arrangement between Thomas N.
           Hendrickson and CPAC, Inc. dated October 13, 1992,
           incorporated herein by reference to Form 10-Q for the
           period ended December 31, 1992, and amended by Amendment
           to Deferred Compensation Arrangement dated July 20, 1998         53


<PAGE 47>