Form 10-Q
period 1999-06-30
CPAC INC
filed 1999-08-12
CIK 351717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1999

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 0-9600

CPAC, INC.
(Exact name of Registrant as Specified in its Charter)

New York	16-0961040
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
2364 Leicester Rd., Leicester, New York	14481
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's telephone number, including area code: (716) 382-3223

Securities registered under Sec. 12(g) of the Act:

$.01 Par Value Common Stock
(Title of Class)

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.                        Yes [ X ]          No [    ]

As of June 30, 1999, there were outstanding 6,210,563 shares of the Company's Common Stock, $.01 Par Value. Options for 849,495 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

 <PAGE 1>

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- June 30, 1999 (Unaudited), and March 31, 1999	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended June 30, 1999, and June 30, 1998 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Three Months Ended June 30, 1999, and June 30, 1998 (Unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
	SIGNATURE PAGE	16
	EXHIBIT INDEX	17

 <PAGE 2>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 1999 (Unaudited)	March 31, 1999 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,131,702	$ 412,123
Accounts receivable (net of allowance for doubtful accounts of $806,000 and $811,000, respectively)	15,801,299	17,558,251
Inventory	20,524,673	20,423,101
Prepaid expenses and other current assets	2,554,935	2,603,447
Total current assets	40,012,609	40,996,922
Property, plant and equipment, net	20,736,570	20,363,338
Goodwill and intangible assets (net of amortization of $2,023,909 and $1,883,216, respectively	13,295,450	13,434,709
Other assets	2,060,261	2,106,698
	$ 76,104,890	$ 76,901,667
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 484,094	$ 542,303
Accounts payable	5,489,362	5,537,743
Accrued payroll and related expenses	1,793,732	1,867,699
Accrued income taxes payable	1,170,979	531,755
Other accrued expenses and liabilities	2,171,911	2,755,162
Total current liabilities	11,110,078	11,234,662
Long-term debt, net of current portion	7,583,818	7,636,552
Other long-term liabilities	4,101,080	4,048,533
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 20,000,000 shares; Issued 6,295,870 shares and 6,464,533 shares, respectively	62,959	64,645
Additional paid-in capital	18,500,748	19,762,851
Retained earnings	36,004,233	35,279,720
Accumulated other comprehensive income	(667,838)	(535,108)
	53,900,102	54,572,108
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	53,309,914	53,981,920
	$ 76,104,890	$ 76,901,667

Note: The balance sheet at March 31, 1999 has been taken from the audited financial statements of that date.

The accompanying notes are an integral part of the financial statements.

  <PAGE 3>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED

JUNE 30, 1999 AND JUNE 30, 1998

UNAUDITED

	1999	1998
Net sales	$ 26,479,554	$ 27,006,710
Costs and expenses:
Cost of sales	15,079,212	15,111,596
Selling, administrative and engineering expenses	9,088,242	9,409,650
Research and development expense	192,302	180,380
Interest expense, net	200,228	183,075
	24,559,984	24,884,701
Income before income tax expense	1,919,570	2,122,009
Provision for income tax expense	784,000	863,000
Net income	$ 1,135,570	$ 1,259,009
Income per common share:
Basic	$ 0.18	$ 0.18
Diluted	$ 0.18	$ 0.18
Average common shares outstanding:
Basic	6,253,972	6,912,321
Diluted	6,284,819	6,980,328

Comprehensive income:
Net income	$ 1,135,570	$ 1,259,009
Other comprehensive income (loss)	(132,730)	458,510
Comprehensive income	$ 1,002,840	$ 1,717,519

The accompanying notes are an integral part of the financial statements.

  <PAGE 4>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

JUNE 30, 1999 AND JUNE 30, 1998

UNAUDITED

	1999	1998
Cash flows from operating activities:
Net income	$ 1,135,570	$ 1,259,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	671,958	625,836
Amortization of intangible assets	145,561	132,957
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,749,392	846,995
Inventory	(111,392)	1,895,592
Accounts payable	(51,007)	(374,654)
Accrued expenses & liabilities	(19,891)	(85,697)
Other changes, net	132,624	301,584
Total adjustments	2,517,245	3,342,613
Net cash provided by operating activities	3,652,815	4,601,622
Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(1,055,111)	(861,999)
Business acquisition, net of cash acquired		(312,563)
Net cash used in investing activities	(1,055,111)	(1,174,562)
Cash flows from financing activities:
Common stock repurchase	(1,288,227)	(274,138)
Issuance of common stock	24,438	84,078
Repayment of long-term borrowings	(203,207)	(3,344,762)
Payment of cash dividends	(411,057)
Net cash used in financing activities	(1,878,053)	(3,534,822)
Effect of exchange rate changes on cash	(72)	9,009
Net increase (decrease) in cash and cash equivalents	719,579	(98,753)
Cash and cash equivalents -- beginning of period	412,123	5,226,128
Cash and cash equivalents -- end of period	$ 1,131,702	$ 5,127,375

The accompanying notes are an integral part of the financial statements.

 <PAGE 5>

CPAC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the three-month period ended June 30, 1999 and June 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1999 (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999, annual report to shareholders. The results of operations for the three months ended June 30, 1999, are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory is summarized as follows:
	June 30, 1999	March 31, 1999
Raw materials and purchased parts	$ 7,432,485	$ 7,773,946
Work-in-process	1,488,351	1,396,775
Finished goods	11,603,837	11,252,380
	$ 20,524,673	$ 20,423,101

3 -- EARNINGS PER SHARE

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
	Three Months Ended June 30,
	1999	1998
Basic weighted average number of shares outstanding	6,253,972	6,912,321
Effect of dilutive stock options	30,847	68,007
Dilutive shares outstanding	6,284,819	6,980,328

Unexercised stock options to purchase 648,968 and 691,597 shares of the Company's common stock as of June 30, 1999 and 1998, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater then the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1994 to 1999, are still outstanding at the end of the period.

  <PAGE 6>

4 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

5 -- SEGMENT INFORMATION

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment and the Imaging segment. Information concerning the Company's business segments for the quarters ended June  30, 1999 and 1998 are as follows:
	1999	1998
Net sales to customers:
Fuller Brands	$ 16,163,449	$ 17,160,131
Imaging	10,316,105	9,846,579
Total net sales to customers	$ 26,479,554	$ 27,006,710
Operating income:
Fuller Brands	1,319,788	1,470,293
Imaging	859,828	726,375
	2,179,616	2,196,668
Corporate income (loss)	(59,818)	108,416
Interest expense, net	(200,228)	(183,075)
Consolidated pretax income	$ 1,919,570	$ 2,122,009

Sales between segments are not material.

6 -- SHAREHOLDERS' EQUITY

Cash Dividends

On June 2, 1999 the Company's Board of Directors declared a $.065 a common share cash dividend, which was paid on June 29, 1999.

Stock Repurchase

For the quarters ended June 30, 1999 and 1998, respectively, the Company repurchased 172,569 and 26,975 shares of its common stock at an average cost of $7.47 and $10.16 per share, for a total cost of approximately $1,288,000 and $274,000 as part of previously announced Board of Directors' authorized stock buyback plans.

7 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

  <PAGE 7>

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to generate positive operating cash flows during the first three months of fiscal 2000, allowing it to fund various strategic opportunities. During the quarter, the Company spent approximately $1,288,000 in repurchasing its own common stock, $1,055,000 in various capital projects including the continued construction of the CPAC Asian manufacturing facility and the Fuller Brands North American distribution center, and $411,000 for payment of dividends on its common stock. It is expected that capital expenditures for the CPAC Asia facility will approximate $300,000 - $400,000 during the next quarter, which will substantially complete the project. The Company also expects additional capital expenditures for the Imaging and Fuller Brands segments to be reduced from their present levels over the last 9 months of fiscal 2000.

The Company maintains a line of credit facility with BankAmerica Corp. (formerly NationsBank), with a borrowing capacity of $20,000,000. At June 30, 1999, the Company had approximately $181,000 outstanding on the line. The interest rate is the lower of prime or the 30-day LIBOR rate plus .75%. The line of credit facility matures on October 31, 2000 and requires meeting certain financial covenants, with which the Company was in compliance at June 30, 1999, or appropriate waivers were obtained.

CPAC Asia LTD. has a line of credit with an international bank amounting to 15,760,000 baht (approximately $420,000 based on the first quarter ended conversion rate in Thailand), with interest at prime plus 1% (Thailand prime was 9.25%) and collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. CPAC Asia LTD. had no outstanding borrowings against the line at the end of its first quarter. The Company is currently involved in discussions with an international bank to replace existing short term borrowings used to finance the purchase of the property, construction of the facility, and fund certain start up expenses with longer term financing. It is expected that this financing will be completed by September 30, 1999.

The working capital ratios at June 30, 1999, March 31, 1999, and June 30,1998 were 3.60 to 1; 3.65 to 1; and 3.71 to 1. Net working capital decreased over this quarter and the previous year's comparable quarter, due to the use of operating cash to fund programs and activities described above.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of June 30, 1999. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

Asset Turnover Ratios
	June 30, 1999	March 31, 1999	June 30, 1998
(1) Receivables-days outstanding	57.3 days	55.0 days	54.1 days
(2) Annual inventory turns	2.9 times	3.1 times	3.0 times

The increase in receivable days outstanding as compared to the previous periods reflects a slight increase in Fuller Brand's days outstanding, as well as a lengthening in the Imaging segment's foreign operation's days outstanding. The blended days' sales outstanding is not expected to waiver far from this level for the remainder of the year.

Inventory turns for the quarter ended June 30, 1999 compared to March 31, 1999 and the quarter ended June 30, 1999 are slightly less due to a buildup in inventory levels to meet expected sales demand, which did not happen during the quarter. The Company is continuing to evaluate inventory levels based on forecasted sales and believes it can reduce inventory amounts over the next six to nine months without negatively impacting the Fuller Brands or Imaging manufacturing operations or sacrificing customer service.

  <PAGE 8>

RESULTS OF OPERATIONS

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

Sales for the quarter ended June 30, 1999 decreased 2% over the quarter ended June 30, 1998. Sales for the quarter in the Fuller Brands segment decreased 5.8% compared with the quarter ended June 30, 1998. The decrease was caused by a decrease in Cleaning Technologies Group wholesale distribution sales, as well as lower contract consumer sales for Fuller Brush. For the Imaging segment, overall sales increased 4.8%, due to increases in domestic photochemical and medical imaging sales.

Gross margins were 43% for this quarter versus 43% for the year ended March 31, 1999 and 44% for the same quarter last year. Gross margins in the Fuller Brands segment were 47.3%, 46.8%, and 47% for the quarter ended June  30, 1999, the year ended March 31, 1999, and the quarter ended June 30, 1998, respectively. Consistency in margins over these periods is a function of product mix sold (higher margins for Fuller and Stanley products, versus lower margins for CTG products). Gross margins in the Imaging segment were 36.3%, as compared to 37.4% for the year ended March 31, 1999 and 38.9% for the same quarter last year. Although sales increased in the Imaging segment, continued pressures in the color and black and white imaging markets continue to decrease gross margins. The Company continues to pursue manufacturing efficiencies in the Great Bend Fuller Brands' operation. While the Company believes these efficiencies will begin to be earned in the late second or early third quarter periods, it may not be reflected in the blended margin for Fuller Brands, if CTG sales increase. This "masking" of margin improvement is due to CTG margins being closer to 33%, as opposed to the consumer side of Fuller's business where margins are higher.

Selling, administrative, and engineering costs this quarter were 34.3%, versus 33.4% for the year ended March 31, 1999, versus 34.8% for the same quarter last year. In the Fuller Brands segment, selling, administrative, and engineering costs for this quarter increased to 38.4% from 36.7% for the year ended March 31, 1999, and 37.7% for the same quarter last year. The increase is partially attributable to freight increases, as well as continued higher selling expenses in the CTG market, in an effort to increase sales in the commercial cleaning and janitorial market. In the Imaging segment, selling, administrative, and engineering costs were 27.4% versus 29% for the year ended March 31, 1999, versus 30.9% for the same quarter last year. The decrease is attributable to cost reduction efforts including personnel reductions in several of the imaging operations.

Net interest expense for the quarter ended June 30, 1999 versus the comparable quarter last year is higher due to a reduction in cash on hand and increased borrowings used to support the Company's property, plant, and equipment expenditures at CPAC Asia and Fuller Brands, as well as fund the stock buy-back program.

The provision for income taxes as a percentage of pretax income for the quarter was 40.8% versus 41.2% for the year ended March 31, 1999, and versus 40.7% for the quarter ended June 30, 1998. The slight decrease from March 31 is due to lower foreign income with resulting lower taxes. It is expected that the effective rate will remain in the 40% to 41% range for the remainder of the year.

 <PAGE 9>

Net income for the quarter ended June 30, 1999 decreased 9.8% over the comparable quarter largely due to the shortfall in profits in the Fuller Brands segment, as a result of lagging sales in the Cleaning Technologies Group's business.

Foreign Operations

Combined foreign sales for CPAC Europe, CPAC Italia, and CPAC Africa were up approximately 9% for the year, primarily due to Africa (CPAC Africa was acquired during fiscal 1999 and began consolidating their results during the second quarter of fiscal 1999). CPAC Asia was not operational during the first quarter of fiscal 2000. Pretax profits, excluding CPAC Asia, declined 45% due partly to lower margin business replacing higher margin business due to the competitive market conditions in the photochemical markets now invading much of Western and Eastern Europe. In addition, CPAC Asia during the quarter was not operational and incurred various start up expenses, negatively impacting profits. It is expected that CPAC Asia will be operational during the Company's third fiscal quarter, and will provide income from operations. The rest of the Company's European operations are not expected to provide significant increases in revenue and income during the next quarter, due to a slowdown in tourism and picture taking, as a result of the conflict in Kosovo and the weakness of the Euro. Africa is expected to have modest growth for the remainder of the year.

The Company has exposure to currency fluctuations and from time to time has utilized hedging programs (primarily forward foreign currency exchange contracts), to help minimize the impact of these fluctuations on results of operations. At June 30, 1999 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

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

Internal Hardware and Software

At the present time, approximately 95% of the Company's primary operating systems and related software have been reviewed and in most cases, have now been upgraded and certification of compliance from the respective manufacturers or software companies has been reviewed. The largest system still in process is a production/MRP system in the Fuller Brands segment. The internal software programming of this system to ensure Year 2000 compliance is in process and working toward completion in October 1999.

The Company is 95% complete in compiling a final listing of computer hardware for all locations, showing the individual items remaining to be updated and an estimate of the time needed to complete the process. Due to acquisition related growth over the last several years, the

 <PAGE 10>

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

Internal Embedded Systems

The Company also has a plan to address and track Year 2000 compliance with its infrastructure such as heating and cooling facilities, telephones and switchboards, security and fire systems, etc., which is approximately 85% complete. Based on the project status to date, the Company does not expect to incur material additional costs to ensure that its internal embedded systems are Year 2000 compliant.

Estimated Cost

The Company estimates that the total cost of ensuring Year 2000 compliance for internal hardware and software and embedded systems, including redeployed internal resources, will be approximately $500,000. Of this amount, approximately $400,000 was expended over the three years ended March 31, 1999 with approximately 60% capitalized. The Company estimates that no more than $100,000 will be expended during the current fiscal year with approximately 25% capitalized. Such amounts have been and are expected to be funded through operating cash flows.

External Sources

The Company is performing a due-diligence process to determine the ability of our significant service providers, customers, and vendors to be Year 2000 compliant. Included in this process is an initial inventory of these external sources, and a letter/confirmation campaign to understand the status of their own Y2K readiness, in order to assess any potential impact to our own systems and business operations. To date, the Company has not become aware of any specific problems from these sources that would materially impact the Company's operations. However, the Company has no means of ensuring that these suppliers and customers (and in turn their suppliers and customers) will be Year 2000 ready. The inability of these parties to complete the Year 2000 resolution process in a timely fashion, could have a material adverse effect on the Company. In addition, Year 2000 disruption in the general economic or governmental framework in the markets in which the Company operates, could have a material adverse effect on the Company. Therefore, the Company's program includes the development of contingency plans for continuing operations in the event such problems arise. This stage of the Year 2000 program should be completed during the summer of 1999 and will include, but not be limited to, development of backup procedures, identification of alternate product or service providers, and possible increases in safety levels of inventory. However, there can be no assurance that such contingency plans will be sufficient to handle all problems that may arise.

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

 <PAGE 11>

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

Forward-Looking Information

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

 <PAGE 12>

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Foreign Operations under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Also see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company's Form 10-K for the year ended March 31, 1999.

 <PAGE 13>

PART II

OTHER INFORMATION
Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
a. Exhibits

The following Exhibits, as applicable, are attached to this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession
Not applicable
(3) Articles of incorporation, By-laws
3.1 Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996
3.2 By-laws, as amended, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1998
(4) Instruments defining the rights of security holders, including indentures

 4.1    Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, filed as Exhibit  4.1 to Form 10Q for the quarter ended June 30, 1998

(10) Material contracts

 10.1   Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q for the period ended September 30, 1995, and further amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K for the period ended March 31, 1999

 <PAGE 14>

10.2 CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Amendment No. 1 to Form S-8 Registration Statement filed October 3, 1996
10.3 CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996

10.4   Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K for the period ended March 31, 1999

(11) Statement re computation of per share earnings (loss)
Not applicable
(15) Letter re unaudited interim financial information
Not applicable
(18) Letter re change in accounting principles
Not applicable
(19) Report furnished to security holders
Not applicable
(22) Published report regarding matters submitted to vote of security holders
Not applicable
(23) Consents of experts and counsel
Not applicable
(24) Power of attorney
Not applicable
(27) Financial data schedule
(99) Additional exhibits
Not applicable
b. Reports Filed on Form 8-K

1.       On April 28, 1999, the Company filed a Current Report (Form 8-K) with respect to the April 20, 1999 appointment of David P. Biehn by the Registrant to its Board of Directors, increasing the Board's size to six members.

  <PAGE 15>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPAC, INC.

Date August 12, 1999	By	/s/ Thomas N. Hendrickson
Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date August 12, 1999	By	/s/ Thomas J. Weldgen
Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date August 12, 1999	By	/s/ James W. Pembroke
James W. Pembroke, Chief Accounting Officer

 <PAGE 16>

EXHIBIT INDEX
Exhibit		Page
2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession	N/A
3.	Articles of incorporation, By-laws
	3.1 Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996	N/A
	3.2 By-laws, as amended, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1998	N/A
4.	Instruments defining the rights of security holders, including indentures

 4.1    Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, filed as Exhibit  4.1 to Form 10Q for the quarter ended June 30, 1998

N/A
10.	Material contracts	N/A

10.1   Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q for the period ended September 30, 1995, and further amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K for the period ended March 31, 1999

N/A
	10.2 CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Amendment No. 1 to Form S-8 Registration Statement filed October 3, 1996	N/A
	10.3 CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996	N/A

10.4   Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K for the period ended March 31, 1999

N/A
11.	Statement re computation of per share earnings (loss)	N/A

 <PAGE 17>
15.	Letter re unaudited interim financial information	N/A
18.	Letter re change in accounting principles	N/A
19.	Report furnished to security holders	N/A
22.	Published report regarding matters submitted to vote of security holders	N/A
23.	Consents of experts and counsel	N/A
24.	Power of attorney	N/A
27.	Financial data schedule	19
99.	Additional exhibits	N/A

 <PAGE 18>