Form 10-Q
period 1999-09-30
CPAC INC
filed 1999-11-12
CIK 351717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 0-9600

CPAC, INC.
(Exact name of Registrant as Specified in its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	16-0961040 (IRS Employer Identification Number)

2364 Leicester Rd.
Leicester, New York 14481
(Address of Principal Executive Offices and ZIP Code)

Registrant's telephone number, including area code: (716) 382-3223

Securities registered under Sec. 12(g) of the Act:

$.01 Par Value Common Stock
(Title of Class)

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.                       Yes [ X ]          No [     ]

As of September 30, 1999, there were outstanding 6,194,851 shares of the Company's Common Stock, $.01 Par Value. Options for 923,870 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

<PAGE 1>

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- September 30, 1999 (Unaudited), and March 31, 1999	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Six Months Ended September 30, 1999, and September 30, 1998 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended September 30, 1999, and September 30, 1998 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Six Months Ended September 30, 1999, and September 30, 1998 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16
	SIGNATURE PAGE	18
	EXHIBIT INDEX	19

<PAGE 2>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 1999 (Unaudited)	March 31, 1999 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 3,658,261	$ 412,123
Accounts receivable (net of allowance for doubtful accounts of $827,000 and $811,000, respectively)	16,077,862	17,558,251
Inventory	19,325,227	20,423,101
Prepaid expenses and other current assets	2,735,354	2,603,447
Total current assets	41,796,704	40,996,922
Property, plant and equipment, net	20,937,456	20,363,338
Goodwill and intangible assets (net of amortization of $2,109,076 and $1,883,216, respectively)	13,131,929	13,434,709
Other assets	2,170,888	2,106,698
	$ 78,036,977	$ 76,901,667

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 950,689	$ 542,303
Accounts payable	4,566,283	5,537,743
Accrued payroll and related expenses	1,649,911	1,867,699
Accrued income taxes payable	904,639	531,755
Other accrued expenses and liabilities	3,296,956	2,755,162
Total current liabilities	11,368,478	11,234,662

Long-term debt, net of current portion	8,564,988	7,636,552
Other long-term liabilities	4,262,306	4,048,533
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 6,280,158 shares and 6,464,533 shares, respectively	62,802	64,645
Additional paid-in capital	18,375,869	19,762,851
Retained earnings	36,890,307	35,279,720
Accumulated other comprehensive income	(897,585)	(535,108)
	54,431,393	54,572,108
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	53,841,205	53,981,920
	$ 78,036,977	$ 76,901,667

Note: The balance sheet at March 31, 1999 has been taken from the audited financial statements of that date.

The accompanying notes are an integral part of the financial statements.

<PAGE 3>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
UNAUDITED

	1999	1998

Net sales	$ 54,463,903	$ 55,963,434

Costs and expenses:
Cost of sales	31,158,349	31,416,682
Selling, administrative and engineering expenses	18,455,362	18,960,934
Research and development expense	368,636	373,872
Interest expense, net	371,609	374,397

	50,353,956	51,125,885
Income before income tax expense	4,109,947	4,837,549

Provision for income tax expense	1,685,000	1,987,000

Net income	$ 2,424,947	$ 2,850,549

Income per common share:
Basic	$ 0.39	$ 0.41
Diluted	$ 0.39	$ 0.41
Average common shares outstanding:
Basic	6,225,717	6,884,567
Diluted	6,257,382	6,941,221

Comprehensive income:
Net income	$ 2,424,947	$ 2,850,549
Other comprehensive income (loss)	(362,477)	403,148

Comprehensive income	$ 2,062,470	$ 3,253,697

The accompanying notes are an integral part of the financial statements.

<PAGE 4>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
UNAUDITED

	1999	1998

Net sales	$ 27,984,349	$ 28,956,724

Costs and expenses:
Cost of sales	16,079,137	16,305,086
Selling, administrative and engineering expenses	9,367,120	9,551,284
Research and development expense	176,334	193,492
Interest expense, net	171,381	191,322

	25,793,972	26,241,184
Income before income tax expense	2,190,377	2,715,540

Provision for income tax expense	901,000	1,124,000

Net income	$ 1,289,377	$ 1,591,540

Income per common share:
Basic	$ 0.21	$ 0.23
Diluted	$ 0.21	$ 0.23
Average common shares outstanding:
Basic	6,197,461	6,856,813
Diluted	6,229,944	6,902,113

Comprehensive income:
Net income	$ 1,289,377	$ 1,591,540
Other comprehensive income (loss)	(229,747)	(55,362)

Comprehensive income	$ 1,059,630	$ 1,536,178

The accompanying notes are an integral part of the financial statements.

<PAGE 5>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
UNAUDITED

	1999	1998

Cash flows from operating activities:
Net income	$ 2,424,947	$ 2,850,549
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,423,382	1,275,246
Amortization of intangible assets	286,357	258,146
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,442,278	(1,544,825)
Inventory	1,052,065	745,237
Accounts payable	(983,102)	1,197,839
Accrued expenses & liabilities	685,164	(759,502)
Other changes, net	(8,659)	112,030
Total adjustments	3,897,485	1,284,171
Net cash provided by operating activities	6,322,432	4,134,720

Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(2,046,654)	(2,862,524)
Business acquisition, net of cash acquired		(312,563)
Net cash used in investing activities	(2,046,654)	(3,175,087)

Cash flows from financing activities:
Common stock repurchase	(1,417,263)	(1,219,320)
Issuance of common stock	28,438	84,078
Proceeds from long-term borrowings	1,500,000	654,483
Repayment of long-term borrowings	(326,279)	(3,347,338)
Payment of cash dividends	(814,360)
Net cash used in financing activities	(1,029,464)	(3,828,097)

Effect of exchange rate changes on cash	(176)	1,182

Net increase (decrease) in cash and cash equivalents	3,246,138	(2,867,282)

Cash and cash equivalents -- beginning of period	412,123	5,226,128

Cash and cash equivalents -- end of period	$ 3,658,261	$ 2,358,846

The accompanying notes are an integral part of the financial statements.

<PAGE 6>

CPAC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the six-month period ended September 30, 1999 and September 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1999 (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999, annual report to shareholders. The results of operations for the six months ended September 30, 1999, are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory is summarized as follows:

	September 30, 1999	March 31, 1999
Raw materials and purchased parts	$ 7,444,345	$ 7,773,946
Work-in-process	1,483,683	1,396,775
Finished goods	10,397,199	11,252,380
	$ 19,325,227	$ 20,423,101

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

	Three Months Ended September 30,		Six Months Ended September 30,
	1999	1998	1999	1998
Basic weighted average number of shares outstanding	6,197,461	6,856,813	6,225,717	6,884,567
Effect of dilutive stock options	32,483	45,300	31,665	56,654
Dilutive shares outstanding	6,229,944	6,902,113	6,257,382	6,941,221

Unexercised stock options to purchase 723,343 and 701,441 shares of the Company's common stock as of September 30, 1999 and 1998, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater then the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1994 to 1999, are still outstanding at the end of the period.

<PAGE 7>

4 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

5 -- SEGMENT INFORMATION

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment and the Imaging segment. Information concerning the Company's business segments for the quarters and six months ended September 30, 1999 and 1998 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	1999	1998	1999	1998
Net sales to customers:
Fuller Brands	$ 16,482,401	$ 17,796,546	$ 32,645,850	$ 34,956,677
Imaging	11,501,948	11,160,178	21,818,053	21,006,757

Total net sales to customers	$ 27,984,349	$ 28,956,724	$ 54,463,903	$ 55,963,434

Operating income:
Fuller Brands	$ 1,451,655	$ 1,600,569	$ 2,771,443	$ 3,070,862
Imaging	1,101,681	1,167,125	1,961,509	1,893,500
	2,553,336	2,767,694	4,732,952	4,964,362
Corporate income (loss)	(191,578)	139,168	(251,396)	247,584
Interest expense, net	(171,381)	(191,322)	(371,609)	(374,397)

Consolidated pretax income	$ 2,190,377	$ 2,715,540	$ 4,109,947	$ 4,837,549

Sales between segments are not material.

6 -- SHAREHOLDERS' EQUITY

Cash Dividends

The Company's Board of Directors declared and paid two $.065 quarterly common share dividends, totaling $814,360, through September 30, 1999.

Stock Repurchase

For the six months ended September 30, 1999 and 1998, respectively, the Company repurchased 188,281 and 128,725 shares of its common stock at an average cost of $7.53 and $9.47 per share, for a total cost of approximately $1,417,000 and $1,219,000 as part of previously announced Board of Directors' authorized stock buyback programs.

7 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

<PAGE 8>

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to exhibit strong operating cash flows during the first six months of Fiscal 2000. The $6,322,000 of cash generated from operations was largely fueled by a reduction of accounts receivable and inventory of approximately $1,442,000 and $1,052,000 respectively. This allowed the Company to spend approximately $1,417,000 repurchasing its common stock, purchase and construct fixed asset additions of approximately $2,047,000, pay common stock dividends of approximately $814,000, and end September 30, 1999 with $3,658,000 of cash. With the Asian manufacturing facility and the Fuller Brands North American Distribution Center virtually complete, cumulative capital expenditures for the next six months should be approximately $1,000,000 to $1,500,000.

The Company maintains a line of credit with Bank of America (formerly NationsBank) with a borrowing capacity of $20,000,000. At September 30, 1999, the Company had reduced its line balance to zero. The interest rate is the lower of prime or the 30 day LIBOR rate plus .75%. The line of credit facility matures on October 31, 2000 and requires meeting certain financial covenants, which the Company was in compliance with at September 30, 1999, or appropriate waivers were obtained.

In August 1999, the Company entered into a seven year, $1,500,000 mortgage commitment with an international bank to help fund the construction of CPAC Asia's facility. The obligation calls for quarterly principle and interest payments, with interest at LIBOR plus 1.75%.

CPAC Asia also has a line of credit with an international bank, which during the quarter was increased to 20,000,000 baht (approximately $541,000 based on the second quarter conversion rate in Thailand), with interest at prime plus 1% (Thailand prime was 9.25%) and collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. At the end of its second quarter, CPAC Asia LTD. had approximately 12,721,000 baht (approximately $345,000 based on the second quarter conversion rate in Thailand) outstanding against the line.

The working capital ratios at September 30, 1999, March 31, 1999, and September 30,1998 were 3.68 to 1; 3.65 to 1; and 3.52 to 1. Net working capital increased over the year-ended March 31, 1999 and the previous year's comparable quarter largely due to the proceeds from the mortgage commitment obtained that at September 30, 1999 remain invested in short-term overnight securities.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of September 30, 1999. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

Asset Turnover Ratios

	September 30, 1999	March 31, 1999	September 30, 1998
(1) Receivables-days outstanding	56.5 days	55.0 days	56.4 days
(2) Annual inventory turns	3.1 times	3.1 times	3.0 times

Although the receivable days outstanding are consistent with last year's comparable period, and only slightly higher than March 31, 1999, it has declined from the 57.3 days at June 30, 1999. This slight decrease during the second quarter was due to an improvement in the Imaging segment's foreign entities days sales outstanding, as well as a stabilization of the Fuller Brands' days sales outstanding.

Annual inventory turns improved from 2.9 times at June 30, 1999 to 3.1 times at September 30, 1999, consistent with March 31, 1999 and September 30, 1998. The improvement over the past quarter reflects the reduction of inventory levels at Fuller Brands as part of their overall manufacturing efficiency programs. The Company has targeted further inventory reductions over the next six months and believes it can accomplish this without negatively impacting the Fuller Brands or Imaging manufacturing operations or sacrificing customer service.

<PAGE 9>

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

Sales for the quarter ended September 30,1999 decreased 3.4% over the quarter ended September 30, 1998, and decreased 2.7% for the six months ended September 30, 1999 over the six months ended September 30, 1998. Sales for the quarter in the Fuller Brands segment decreased 7.4% compared with the quarter ended September 30, 1998, and decreased 6.6% for the six months ended September 30, 1999 over the comparable period last year. The decrease for the quarter was largely due to a reduction in Fuller's consumer business with a major sweepstakes catalog organization and lower direct sales from the Stanley Home Products division. The decrease for the six month period also reflected a shortfall in Cleaning Technologies Group sales from the first quarter. For the Imaging segment, overall sales in the second quarter and six months ended September 30, 1999 increased 3.1% and 3.9% respectively, over the comparable periods last year largely due to increased medical imaging sales.

Gross margins were 42.5% for this quarter versus 43.0% for the year ended March 31, 1999 and 43.7% for the same quarter last year. Gross margins in the Fuller Brands segment were 45.9%, 46.8% and 46.8% for the quarter ended September 30, 1999, the year ended March 31, 1999, and the quarter ended September 30, 1998, respectively. Lower Fuller consumer and Stanley Home Products sales contributed to the lower gross margin for the quarter. Gross margins in the Imaging segment were 37.7% for the quarter ended September 30, 1999, as compared to 37.4% for the year ended March 31, 1999, and 38.8% for the same quarter last year. Although Imaging sales increased during the quarter as compared to last year, continued pressures in the color imaging markets, especially in the foreign markets, continue to impact gross margins. Margins are expected to range from 37.5% to 38.0% during the next six months. Overall, manufacturing efficiencies expected in the Fuller Brands segment during the next quarter should improve blended margins (absent significant product mix shift) in that segment and for the Company as a whole.

Selling, administrative, and engineering costs this quarter were 33.5%, versus 33.4% for the year ended March 31, 1999, versus 33.0% for the same quarter last year. In the Fuller Brands segment, selling, administrative, and engineering costs for this quarter decreased to 36.3% from 36.7% for the year ended March 31, 1999, and 37.1% for the same quarter last year. The decrease is a result of cost containment efforts in the Stanley Home Products operations, as well as the beginning of the expense reduction efforts with the CTG operation. In the Imaging segment, selling, administrative, and engineering costs for the quarter were 27.8% versus 29.0% for the year ended March 31, 1999, and 27.7% for the same quarter last year. Although the current quarter is consistent with the previous year's quarter, and down from March 31, 1999, it's up slightly from the 27.4% in the first quarter due to the impact of CPAC Asia's increased start-up costs during the quarter. Increased Corporate expenses involving various business consultants impacted the consolidated selling, administrative, and engineering costs percentage as compared to the previous periods.

<PAGE 10>

Net interest expense for the quarter and six months ended September 30, 1999 is down slightly from the comparable periods last year, due to strong cash flows allowing the Company to avoid accessing its line throughout much of the current quarter.

The provision for income taxes as a percentage of pretax income for the quarter ended September 30, 1999 was 41.1% versus 41.2% for the year ended March 31, 1999, and versus 41.4% for the quarter ended September 30, 1998. The slight decrease from the previous quarter is due to lower foreign earnings (blended foreign tax rates are higher than US rates).

Net income for the quarter and six months ended September 30, 1999, decreased 19.0% and 14.9%, respectively, over the comparable quarter and six months ended September 30, 1998, largely due to the start-up expenses attributable to CPAC Asia, lower Imaging earnings from its European operations, and lower Fuller Brand earnings.

Foreign Operations

During the second quarter, CPAC Asia LTD. continued its start-up activities and began hiring and training manufacturing and administrative personnel in anticipation of full scale operations in the fourth quarter. In addition, construction of the facility continued and was finished during the third quarter. Start-up expenses charged to operations were approximately $0.02 per common share through six months. Sales and resulting profits are expected to be recognized during the operation's fourth quarter.

Combined sales from CPAC Europe, CPAC Africa, and CPAC Italia for the quarter and six months ended September 30, 1999 were up 1.0% and 4.4% over the comparable periods last year. However, pretax profits for the quarter and six months ended September 30, 1999 were down 54.7% and 52.3% from the comparable periods last year, due to the reduction of business in Russia, which was replaced with lower margin business elsewhere in Europe. In addition, increased competition in the color photographic industry in many Western European countries, as well as the residual impact on tourism and picture taking activities from the Kosovian conflict, all impacted the various operation's profitability. CPAC Africa, an 80% owned subsidiary of CPAC Europe (acquired in the second quarter of fiscal 1999), continued its modest profits through fiscal 2000's second quarter.

The Company has exposure to currency fluctuations and from time to time has utilized hedging programs (primarily forward foreign currency exchange contracts), to help minimize the impact of these fluctuations on results of operations. At September 30, 1999 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

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

The Company is virtually complete in the process of updating computer hardware for all locations. Due to acquisition related growth over the last several years, the Company has been routinely upgrading its computer hardware, most of which is already Year 2000 compliant, and there are minor personal computers remaining to have hardware upgrades or be replaced in the ordinary course of operations prior to December 31, 1999. The Imaging segment is comprised of smaller stand alone operations run as decentralized units, that have not utilized large mainframe environments but rather pre-packaged software under annual license arrangements that include all upgrades. At the domestic locations, this software has already been converted to a compliant status by the manufacturers. At the foreign operations, the upgrade of software has now been completed and is in the process of final testing. The focus over the last four years for the remainder of our Imaging segment software systems has been a process of routine upgrade toward networks, primarily in a Windows environment. In the Fuller Brands segment, systems were larger in size and developed over time with customized software applications, which have been upgraded as the business continues to grow. The Company relies on a number of third party entities for core business and information packages and these third parties are working to correct all of the core programs, while the Company works to update the customized portions.

Internal Embedded Systems

The Company also has a plan to address and track Year 2000 compliance with its infrastructure such as heating and cooling facilities, telephones and switchboards, security and fire systems, etc., which is approximately 95% complete. At the current time, only some minor telephone system patches remain to be completed by the vendor. Based on the project status to date, the Company does not expect to incur material additional costs to ensure that its internal embedded systems are Year 2000 compliant.

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

External Sources

The Company continues to perform system testing and a due-diligence process to determine the ability of our significant service providers, customers, and vendors to be Year 2000 compliant. Included in this process is an initial inventory of these external sources, and a letter/confirmation campaign to understand the status of their own Y2K readiness, in order to assess any potential impact to our own systems and business operations. To date, the Company has not become aware of any specific problems from these sources that would materially impact the Company's operations. However, the Company has no means of ensuring that these suppliers and customers (and in turn their suppliers and customers) will be Year 2000 ready. The inability of these parties to complete the Year 2000 resolution process in a timely fashion, could have a material adverse effect on the Company. In addition, Year 2000 disruption in the general economic or governmental framework in the markets in which the Company operates, could have a material adverse effect on the Company. Therefore, the Company's program includes the development of contingency plans for continuing operations in the event such problems arise. This stage of the Year 2000 program should be completed during the summer of 1999 and will include, but

<PAGE 12>

not be limited to, development of backup procedures, identification of alternate product or service providers, and possible increases in safety levels of inventory. However, there can be no assurance that such contingency plans will be sufficient to handle all problems that may arise.

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

 <PAGE 13>

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

<PAGE 14>

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings None
Item 2.	Changes in Securities None
Item 3.	Defaults Upon Senior Securities None
Item 4.	Submission of Matters to a Vote of Security Holders

1.  The Annual Meeting of the Shareholders of the Registrant was held on August 11, 1999. At such Annual Meeting, the following individuals were elected as Directors of the Registrant, to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:

Number of Votes:
		For	Against
	Thomas N. Hendrickson Robert C. Isaacs Robert Oppenheimer Seldon T. James, Jr. Thomas J. Weldgen David P. Biehn	4,895,609 4,892,411 4,895,269 4,893,969 4,888,347 4,893,019	732,398 735,596 732,738 734,038 739,660 734,988

2.  In addition, at such Annual Meeting, the Shareholders:

     (a)  ratified the appointment of PricewaterhouseCoopers LLP by the Board of Directors, as independent auditors of the Registrant for the fiscal year ending March 31, 2000, with votes cast as follows:

	For 5,598,412	Against 25,543	Abstain 4,052

     (b)  approved an increase in the aggregate number of shares of the Company's $.01 par value Common Stock reserved for issuance under the Company's Executive Long Term Stock Investment Plan from 950,000 shares to 1,200,000 shares as follows:

	For 4,582,196	Against 1,031,906	Abstain 13,905

     (c)  approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized $.01 par value Common Stock of the Company from 20,000,000 authorized shares to 30,000,000 authorized shares with votes cast as follows:

	For 4,310,323	Against 1,306,095	Abstain 11,589

 <PAGE 15>

(d) approved the grant of an option to a new director of the Company, David P. Biehn, to purchase 15,000 shares of the Company's $.01 par value common stock with votes cast as follows:
	For 5,489,331	Against 119,845	Abstain 18,831
Item 5.	Other Information None
Item 6.	Exhibits and Reports on Form 8-K

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

        3.1    Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996, and further amended by Certificate of Amendment dated August 19, 1999

3.2 By-laws, as amended, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1998
(4) Instruments defining the rights of security holders, including indentures

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

        10.1  Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q for the period ended September 30, 1995, and further amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K for the period ended March 31, 1999

 <PAGE 16>

10.2 CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed September 24, 1999
10.3 CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996

       10.4   Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K for the period ended March 31, 1999

(11) Statement re computation of per share earnings (loss) Not applicable
(15) Letter re unaudited interim financial information Not applicable
(18) Letter re change in accounting principles Not applicable
(19) Report furnished to security holders Not applicable
(22) Published report regarding matters submitted to vote of security holders Not applicable
(23) Consents of experts and counsel Not applicable
(24) Power of attorney Not applicable
(27) Financial data schedule
(99) Additional exhibits Not applicable
b. Reports Filed on Form 8-K None

<PAGE 17>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPAC, INC.

Date November 12, 1999	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date November 12, 1999	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date November 12, 1999	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

<PAGE 18>

EXHIBIT INDEX

Exhibit		Page
2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession	N/A
3.	Articles of incorporation, By-laws
	3.1 Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996, and further amended by Certificate of Amendment dated August 19, 1999	21
	3.2 By-laws, as amended, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1998	N/A
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

N/A
	10.2 CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed September 24, 1999	N/A
	10.3 CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996	N/A

10.4   Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K for the period ended March 31, 1999

N/A

<PAGE 19>

11.	Statement re computation of per share earnings (loss)	N/A
15.	Letter re unaudited interim financial information	N/A
18.	Letter re change in accounting principles	N/A
19.	Report furnished to security holders	N/A
22.	Published report regarding matters submitted to vote of security holders	N/A
23.	Consents of experts and counsel	N/A
24.	Power of attorney	N/A
27.	Financial data schedule	23
99.	Additional exhibits	N/A

<PAGE 20>