Form 10-Q
period 1999-12-31
CPAC INC
filed 2000-02-10
CIK 351717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1999

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

$.01 Par Value Common Stock
(Title of Class)

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.                       Yes [ X ]          No [     ]

As of December 31, 1999, there were outstanding 6,094,141 shares of the Company's Common Stock, $.01 Par Value. Options for 895,156 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

<PAGE 1>

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- December 31, 1999 (Unaudited), and March 31, 1999	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Nine Months Ended December 31, 1999, and December 31, 1998 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended December 31, 1999, and December 31, 1998 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Nine Months Ended December 31, 1999, and December 31, 1998 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
	SIGNATURE PAGE	16
	EXHIBIT INDEX	17

<PAGE 2>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 1999 (Unaudited)	March 31, 1999 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 4,439,119	$ 412,123
Accounts receivable (net of allowance for doubtful accounts of $787,000 and $811,000, respectively)	14,435,076	17,558,251
Inventory	19,701,127	20,423,101
Prepaid expenses and other current assets	2,548,286	2,603,447
Total current assets	41,123,608	40,996,922
Property, plant and equipment, net	20,753,489	20,363,338
Goodwill and intangible assets (net of amortization of $2,236,013 and $1,883,216, respectively)	13,250,625	13,434,709
Other assets	2,199,406	2,106,698
	$ 77,327,128	$ 76,901,667

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,093,631	$ 542,303
Accounts payable	4,454,785	5,537,743
Accrued payroll and related expenses	1,572,738	1,867,699
Accrued income taxes payable	863,205	531,755
Other accrued expenses and liabilities	2,688,413	2,755,162
Total current liabilities	10,672,772	11,234,662

Long-term debt, net of current portion	8,512,744	7,636,552
Other long-term liabilities	4,260,104	4,048,533
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 6,179,448 shares and 6,464,533 shares, respectively	61,795	64,645
Additional paid-in capital	17,412,953	19,762,851
Retained earnings	38,052,849	35,279,720
Accumulated other comprehensive income (loss)	(1,055,901)	(535,108)
	54,471,696	54,572,108
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	53,881,508	53,981,920
	$ 77,327,128	$ 76,901,667

Note: The balance sheet at March 31, 1999 has been taken from the audited financial statements of that date.

The accompanying notes are an integral part of the financial statements.

<PAGE 3>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED
DECEMBER 31, 1999 AND DECEMBER 31, 1998
UNAUDITED

	1999	1998

Net sales	$ 81,599,609	$ 84,315,325

Costs and expenses:
Cost of sales	46,593,793	47,295,239
Selling, administrative and engineering expenses	27,179,081	28,491,291
Research and development expense	549,968	569,450
Interest expense, net	512,625	558,247

	74,835,467	76,914,227
Income before income tax expense	6,764,142	7,401,098

Provision for income tax expense	2,774,000	3,030,000

Net income	$ 3,990,142	$ 4,371,098

Income per common share:
Basic	$ 0.64	$ 0.64
Diluted	$ 0.64	$ 0.63
Average common shares outstanding:
Basic	6,204,987	6,839,897
Diluted	6,232,778	6,893,348

Comprehensive income:
Net income	$ 3,990,142	$ 4,371,098
Other comprehensive income (loss)	(520,793)	732,136

Comprehensive income	$ 3,469,349	$ 5,103,234

The accompanying notes are an integral part of the financial statements.

<PAGE 4>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 AND DECEMBER 31, 1998
UNAUDITED

	1999	1998

Net sales	$ 27,135,706	$ 28,351,891

Costs and expenses:
Cost of sales	15,435,444	15,878,557
Selling, administrative and engineering expenses	8,723,719	9,530,357
Research and development expense	181,332	195,578
Interest expense, net	141,016	183,850

	24,481,511	25,788,342
Income before income tax expense	2,654,195	2,563,549

Provision for income tax expense	1,089,000	1,043,000

Net income	$ 1,565,195	$ 1,520,549

Income per common share:
Basic	$ 0.25	$ 0.23
Diluted	$ 0.25	$ 0.22
Average common shares outstanding:
Basic	6,163,527	6,750,556
Diluted	6,183,572	6,797,603

Comprehensive income:
Net income	$ 1,565,195	$ 1,520,549
Other comprehensive income (loss)	(158,316)	328,988

Comprehensive income	$ 1,406,879	$ 1,849,537

The accompanying notes are an integral part of the financial statements.

<PAGE 5>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
DECEMBER 31, 1999 AND DECEMBER 31, 1998
UNAUDITED

	1999	1998

Cash flows from operating activities:
Net income	$ 3,990,142	$ 4,371,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,112,462	1,924,926
Amortization of intangible assets	439,810	371,479
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	3,154,138	(657,249)
Inventory	901,994	(51,566)
Accounts payable	(1,103,931)	485,136
Accrued expenses & liabilities	(50,321)	(1,248,005)
Other changes, net	84,562	389,292
Total adjustments	5,538,714	1,214,013
Net cash provided by operating activities	9,528,856	5,585,111

Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(2,600,320)	(3,775,277)
Business acquisition, net of cash acquired	(622,696)	(312,563)
Net cash used in investing activities	(3,223,016)	(4,087,840)

Cash flows from financing activities:
Common stock repurchase	(2,392,481)	(2,267,063)
Issuance of common stock	39,733	115,022
Proceeds from long-term borrowings	1,981,848	683,252
Repayment of long-term borrowings	(690,717)	(3,078,017)
Payment of cash dividends	(1,217,013)	(441,387)
Net cash used in financing activities	(2,278,630)	(4,988,193)

Effect of exchange rate changes on cash	(214)	185

Net increase (decrease) in cash and cash equivalents	4,026,996	(3,490,737)

Cash and cash equivalents -- beginning of period	412,123	5,226,128

Cash and cash equivalents -- end of period	$ 4,439,119	$ 1,735,391

The accompanying notes are an integral part of the financial statements.

<PAGE 6>

CPAC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the nine-month period ended December 31, 1999 and December 31, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at December 31, 1999 (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999, annual report to shareholders. The results of operations for the nine months ended December 31, 1999, are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory is summarized as follows:

	December 31, 1999	March 31, 1999
Raw materials and purchased parts	$ 8,249,973	$ 7,773,946
Work-in-process	1,061,648	1,396,775
Finished goods	10,389,506	11,252,380
	$ 19,701,127	$ 20,423,101

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	1999	1998	1999	1998
Basic weighted average number of shares outstanding	6,163,527	6,750,556	6,204,987	6,839,897
Effect of dilutive stock options	20,045	47,047	27,791	53,451
Dilutive shares outstanding	6,183,572	6,797,603	6,232,778	6,893,348

Unexercised stock options to purchase 794,629 and 592,878 shares of the Company's common stock as of December 31, 1999 and 1998, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater then the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 1999, are still outstanding at the end of the period.

<PAGE 7>

4 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

5 -- SEGMENT INFORMATION

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment and the Imaging segment. Information concerning the Company's business segments for the quarters and nine months ended December 31, 1999 and 1998 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	1999	1998	1999	1998
Net sales to customers:
Fuller Brands	$ 15,623,396	$ 17,216,740	$ 48,269,246	$ 52,173,417
Imaging	11,512,310	11,135,151	33,330,363	32,141,908

Total net sales to customers	$ 27,135,706	$ 28,351,891	$ 81,599,609	$ 84,315,325

Operating income:
Fuller Brands	$ 1,853,835	$ 1,686,554	$ 4,625,278	$ 4,757,416
Imaging	1,117,015	1,032,849	3,078,524	2,926,349
	2,970,850	2,719,403	7,703,802	7,683,765
Corporate income (loss)	(175,639)	27,996	(427,035)	275,580
Interest expense, net	(141,016)	(183,850)	(512,625)	(558,247)

Consolidated pretax income	$ 2,654,195	$ 2,563,549	$ 6,764,142	$ 7,401,098

Sales between segments are not material.

6 -- SHAREHOLDERS' EQUITY

Cash Dividends

The Company's Board of Directors declared and paid three $.065 quarterly common share dividends, totaling $1,217,013, through December 31, 1999.

Stock Repurchase

For the nine months ended December 31, 1999 and 1998, respectively, the Company repurchased 313,991 and 243,804 shares of its common stock at an average cost of $7.62 and $9.30 per share, for a total cost of approximately $2,392,000 and $2,267,000 as part of previously announced Board of Directors' authorized stock buyback programs.

7 -- ACQUISITION

On December 3, 1999, the Company acquired certain assets of Steri-Dent, a manufacturer of dry heat sterilizers and evacuation systems for the dental and medical markets, for approximately $623,000. Manufacturing was relocated to Leicester, New York, with plans to sell the products through the Company's medical and dental imaging dealer network. The acquisition was accounted for as a purchase transaction. Revenues, earnings, and assets of the acquired operation were not material.

8 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

<PAGE 8>

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to exhibit strong operating cash flows during the first nine months of Fiscal 2000. The $9,529,000 of cash generated from operations was largely fueled by a reduction of accounts receivable and inventory of approximately $3,154,000 and $902,000 respectively. This allowed the Company to spend approximately $2,393,000 repurchasing its common stock, purchase and construct fixed asset additions of approximately $2,600,000, pay common stock dividends of approximately $1,217,000, and end December 31, 1999 with $4,439,000 of cash.

The Company maintains a line of credit with Bank of America (formerly NationsBank) with a borrowing capacity of $20,000,000. At December 31, 1999, the Company had reduced its line balance to zero. The interest rate is the lower of prime or the 30 day LIBOR rate plus .75%. The line of credit facility matures on October 31, 2000 and requires meeting certain financial covenants, which the Company was in compliance with at December 31, 1999, or appropriate waivers were obtained.

In August 1999, the Company entered into a seven year, $1,500,000 mortgage commitment with an international bank to help fund the construction of CPAC Asia's facility. The obligation calls for quarterly principal and interest payments, with interest at LIBOR plus 1.75%.

CPAC Asia also has a line of credit with an international bank of 20,000,000 baht (approximately $489,000 based on the third quarter conversion rate in Thailand), with interest at prime plus 1% (Thailand prime was 9.0%) and collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. At the end of its third quarter, CPAC Asia LTD. had approximately 19,727,000 baht (approximately $482,000 based on the third quarter conversion rate in Thailand) outstanding against the line.

The working capital ratios at December 31, 1999, March 31, 1999, and December 31,1998 were 3.85 to 1; 3.65 to 1; and 3.86 to 1. Net working capital increased over the year-ended March 31, 1999 and the previous year's comparable quarter largely due to the proceeds from the mortgage commitment obtained at December 31, 1999 that remained invested in short-term overnight securities.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of December 31, 1999. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

Asset Turnover Ratios

	December 31, 1999	March 31, 1999	December 31, 1998
(1) Receivables-days outstanding	53.9 days	55.0 days	54.9 days
(2) Annual inventory turns	3.1 times	3.1 times	3.0 times

Receivable days outstanding decreased over the comparable period last year and March 31, 1999, due to an improvement in the Fuller Brands days sales outstanding.

Annual inventory turns increased slightly over the comparable period last year and consistent with March 31, 1999 levels. The Company continues to attempt to reduce inventory levels at Fuller Brands and other Imaging subsidiaries, without negatively impacting manufacturing operations or sacrificing customer service.

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

Sales for the quarter ended December 31, 1999 decreased 4.3% over the quarter ended December 31, 1998, and decreased 3.2% for the nine months ended December 31, 1999 over the nine months ended December 31, 1998. Sales for the quarter in the Fuller Brands segment decreased 9.3% compared with the quarter ended December 31, 1998, and decreased 7.5% for the nine months ended December 31, 1999 over the comparable period last year. The decrease for the quarter was largely due to a reduction in Fuller's consumer business with a major sweepstakes catalog organization and lower direct sales from the Stanley Home Products division. The decrease for the nine month period also reflected a shortfall in Cleaning Technologies Group sales from the first six months of the fiscal year. For the Imaging segment, overall sales in the third quarter and nine months ended December 31, 1999 increased 3.4% and 3.7% respectively, over the comparable periods last year largely due to increased medical imaging sales.

Following an investment banking study, management focused great attention on a crucial turnaround in the Cleaning Technologies Group resulting in a third quarter sales increase of 5% compared with the prior year; and through restructuring in the previous quarter, sales and marketing expenses were brought under control. CTG has now been positioned for top line growth through a number of actions including naming of a new president, restructuring the sales organization to focus on growing the volume of the Company's existing dealers, and signing a new alliance with the largest wholesaler of sanitary maintenance products in North America. This new alliance will more efficiently fill the needs of some existing customers and increase the brand exposure of Franklin Cleaning Technology products through 9,000 distributor customers in the janitorial, food service, industrial, paper and packaging, healthcare/safety, office, and educational supply markets.

Recently announced marketing initiatives at Stanley Home Products will address sales and focus on both recruitment and retention of direct selling representatives. In addition, a new chief operating officer has been appointed. The new programs and an increased emphasis on personal care products for niche markets should allow Stanley to recover some of the previous sales falloff.

Gross margins were 43.1% for this quarter versus 43.0% for the year ended March 31, 1999 and 44.0% for the same quarter last year. Gross margins in the Fuller Brands segment were 46.9%, 46.8% and 48.1% for the quarter ended December 31, 1999, the year ended March 31, 1999, and the quarter ended December 31, 1998, respectively. Lower Fuller consumer and Stanley Home Products sales contributed to the lower gross margin for the quarter, versus the comparable quarter last year. Gross margins in the Imaging segment were 38.0% for the quarter ended December 31, 1999, as compared to 37.4% for the year ended March 31, 1999, and 37.6% for the same quarter last year. Although Imaging sales increased during the quarter as compared to last year, continued pressures in the color imaging markets, especially in the foreign markets, continue to impact gross margins. Margins are expected to range from 37.5% to 38.0% during the next three months. Overall, continued manufacturing efficiencies expected in the Fuller Brands segment during the next quarter should improve blended margins (absent significant product mix shift) in that segment and for the Company as a whole.

Selling, administrative, and engineering costs this quarter were 32.2%, versus 33.4% for the year ended March 31, 1999, versus 33.6% for the same quarter last year. In the Fuller Brands segment, selling, administrative, and engineering costs for this quarter decreased to 34.1% from 36.7% for the year ended March 31, 1999, and 37.6% for the same quarter last year. The decrease is a result of expense reduction efforts with the Fuller and CTG operations. In the Imaging segment, selling, administrative, and engineering costs for the quarter were 28.0% versus 29.0% for the year ended

<PAGE 10>

March 31, 1999, and 27.7% for the same quarter last year. Although the current quarter is down from March 31, 1999, it's up slightly from the 27.8% in fiscal 1999's third quarter due to the impact of CPAC Asia's increased start-up costs during the quarter. Increased Corporate expenses involving various business consultants impacted the consolidated selling, administrative, and engineering costs percentage as compared to the previous periods.

Net interest expense for the quarter and nine months ended December 31, 1999 is down from the comparable periods last year, due to strong operating cash flows which have allowed the Company to reduce domestic short-term borrowings during the current quarter.

The provision for income taxes as a percentage of pretax income for the quarter ended December 31, 1999 was 41.03% versus 41.2% for the year ended March 31, 1999, and versus 40.7% for the quarter ended December 31, 1998. The slight decrease from the previous quarter is due to lower domestic taxes, due to the shortfall in Fuller Brands' earnings.

Net income for the quarter increased 2.9% over the comparable quarter last year and decreased 8.7% over the nine months ended December 31, 1998, respectively. The increase in the quarter was largely a result of improved Fuller Brands earnings, due to cost reduction efforts taking hold, while the decrease for nine months is a result of lower Fuller Brands sales volume, coupled with start-up costs for CPAC Asia LTD., of approximately four cents for the nine month period.

Foreign Operations

During its third quarter, CPAC Asia LTD. finished construction of its manufacturing facility and began producing finished goods product. Although several sporadic shipments were made, regular shipping did not occur until after the quarter ended. Start-up losses incurred for the quarter approximated two cents a share and four cents a share through nine months. With full shipments occurring, CPAC Asia now anticipates earning operating income for future periods.

CPAC's other foreign operations in Belgium, Italy, and Africa had combined sales which decreased 2.9% for the quarter. However, due partly to resumed business in Russia, combined foreign pretax earnings almost doubled in the third quarter of fiscal 2000 versus fiscal 1999. Combined sales and pretax earnings for the nine months were flat, as compared to similar periods last year. This was a result of lower sales early in the year, as a result of lower tourism due to the Kosovian conflict, as well as currency impacts from the decline of the Belgian franc and Italian Lira against the US dollar. The fourth quarter's combined pre-tax earnings of these entities are not expected to reach this level of increase, due to the seasonality of their businesses.

The Company has exposure to currency fluctuations and from time to time has utilized hedging programs (primarily forward foreign currency exchange contracts), to help minimize the impact of these fluctuations on results of operations. At December 31, 1999 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivatives transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

Year 2000 Issue

The Year 2000 issue is the result of computer software programs that were written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather then the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, generate invoices, or engage in similar normal business activities. The Company has completed work on its program to ensure that all of its significant date-sensitive computer software and hardware systems and other equipment utilized in its various manufacturing, distribution and administration activities are Year 2000 compliant. The program addressed three distinct areas: Year 2000 readiness with internal hardware and software; internal embedded systems; and the readiness of external business partners, suppliers, vendors, banks, human resources and other service providers. The progress of the program is monitored and reported to management and the Board of Directors.

<PAGE 11>

Internal Hardware and Software

The Company's primary operating systems and related software have been reviewed and upgraded and certification of compliance from the respective manufacturers or software companies has been reviewed.

The Company completed the process of updating computer hardware for all locations. Due to acquisition related growth over the last several years, the Company has been routinely upgrading its computer hardware, which is now Year 2000 compliant. The Imaging segment is comprised of smaller stand alone operations run as decentralized units, that have not utilized large mainframe environments but rather pre-packaged software under annual license arrangements that include all upgrades. In the Fuller Brands segment, systems were larger in size and developed over time with customized software applications, which have been upgraded as the business continued to grow. The Company relies on a number of third party entities for core business and information packages. These third parties have corrected all of the core programs, and the Company has completed updates of the customized portions.

Internal Embedded Systems

The Company also completed Year 2000 compliance with its infrastructure such as heating and cooling facilities, telephones and switchboards, security and fire systems, etc.

Cost

The total cost of ensuring Year 2000 compliance for internal hardware and software and embedded systems, including redeployed internal resources, was approximately $500,000. Of this amount, approximately $400,000 was expended over the three years ended March 31, 1999 with approximately 60% capitalized. Approximately $100,000 has been expended during the current fiscal year with approximately 25% capitalized. Such amounts have been funded through operating cash flows.

External Sources

The Company continues with a due-diligence process to determine and monitor the ability of our significant service providers, customers, and vendors to be Year 2000 compliant. Included in this process was an initial inventory of these external sources, and a letter/confirmation campaign to understand the status of their own Y2K readiness, in order to assess any potential impact to our own systems and business operations. To date, the Company has not become aware of any specific problems from these sources that would materially impact the Company's operations. However, the Company has no means of ensuring that these suppliers and customers (and in turn their suppliers and customers) are Year 2000 compliant.

As of the date of this filing, the Company has not experienced any material adverse effects on the operations or results of operations of the Company relating to the Year 2000 Issue as a result of any of its systems or any of its third parties with whom it has significant business relationships. While there may be minor interruptions or malfunctions with some systems or third parties in the future, at the present time the Company does not expect such interruptions to have a material impact on its financial position, results of operations, or cash flows. However, because the Company's continued Year 2000 compliance is in part contingent upon the continued compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Year 2000 issues, or that key third parties will not experience Year 2000 compliance failures as calendar year 2000 progresses. If such failures occur, they may have a material impact upon the Company's results of operations, financial condition, or cash flow. The Company intends to continue to closely monitor the performance and Year 2000 compliance of its key third party vendors.

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

<PAGE 12>

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

<PAGE 14>

(10) Material contracts

        10.1  Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q for the period ended September 30, 1995, and further amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K for the period ended March 31, 1999

10.2 CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed September 24, 1999
10.3 CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996

       10.4   Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K for the period ended March 31, 1999

10.5 CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999
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
(27) Financial data schedule
(99) Additional exhibits Not applicable
b. Reports Filed on Form 8-K None <PAGE 15>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPAC, INC.

Date February 10, 2000	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date February 10, 2000	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date February 10, 2000	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

<PAGE 16>

EXHIBIT INDEX

Exhibit		Page
2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession	N/A
3.	Articles of incorporation, By-laws

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

<PAGE 17>

N/A
	10.5 CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999	19
11.	Statement re computation of per share earnings (loss)	N/A
15.	Letter re unaudited interim financial information	N/A
18.	Letter re change in accounting principles	N/A
19.	Report furnished to security holders	N/A
22.	Published report regarding matters submitted to vote of security holders	N/A
23.	Consents of experts and counsel	N/A
24.	Power of attorney	N/A
27.	Financial data schedule	34
99.	Additional exhibits	N/A

<PAGE 18>