Form 10-K405
period 2000-03-31
CPAC INC
filed 2000-06-28
CIK 351717

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

As of June 22, 2000, there were outstanding 5,598,912 shares of the Company's Common Stock, $.01 Par Value. The aggregate market value of the 3,335,353 shares held by non-affiliates on that date was $23,347,471, based on the average of high and low bid prices of $7.125 and $6.875 respectively. Options for 945,656 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Part III of this report are incorporated herein by reference to portions of the Registrant's Proxy Statement dated June 22, 2000.

The Exhibit Index to this Report is found on page 47.

<PAGE 1>

CPAC, INC.

TABLE OF CONTENTS

<PAGE 2>

INDEX TO ITEMS

INCORPORATED BY REFERENCE

PART III		Caption in Proxy Statement
Item 10	Directors and Executive Officers of the Registrant	Directors and Executive Officers
Item 11	Executive Compensation	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions	Information About the Board and Its Committees

<PAGE 3>

PART I

Item 1.     BUSINESS

HISTORY

The Company was formed on March 27, 1969 as a New York Corporation under the name of Computerized Pollution Abatement Corporation. Its name was shortened to CPAC, Inc. (pronounced "seapack") by an amendment to its Certificate of Incorporation filed March 29, 1976. The Certificate of Incorporation, as amended, authorizes the issuance of 30,000,000 shares of Common Stock with a par value of $0.01 per share.

Thomas N. Hendrickson left Eastman Kodak Company to become the founder, President, and Chief Executive Officer of CPAC, and has remained President and Chief Executive Officer throughout the Company's history.

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

However, in fiscal 1995, the Company shifted its focus into diversifying out of the imaging industry, due to the volatility caused by the ongoing consolidations impacting U.S. imaging chemical suppliers and the uncertainties of new digital technologies. Its new strategy was to become a world leader in the manufacture, packaging, and distribution of niche market specialty chemicals. The Company's first diversification occurred in October 1994, with the acquisition of The Fuller Brush Company, Inc. Fuller makes a wide variety of specialty chemicals and cleaning products for the industrial and household consumer markets. In January, 1995, CPAC signed an agreement to license the trademarks and formulas of Stanley Home Products. Similar to the Fuller Brush line, Stanley also has a wide range of personal care products.

On July 23, 1997, CPAC acquired the commercial cleaning chemicals business of IVAX Industries and consolidated it with Fuller Brush's commercial cleaning division to form Cleaning Technologies Group (CTG). CTG operates as a division of Corporate and is positioned to become a major supplier to the janitorial cleaning market through partnerships with distributors and private-label manufacturing. The former IVAX manufacturing facility in Marion, Ohio, was closed during fiscal year 1999, and all production was moved to the Fuller Brush plant in Great Bend, Kansas.

On April 1, 1998, CPAC, Inc. acquired the PerfectView® illuminator product line and consolidated the manufacturing of these products into the CPAC Equipment Division's Leicester, New York, operation.

<PAGE 4>

On April 1, 1998, CPAC Europe, N.V. acquired an 80% ownership interest in a former distributor and formed CPAC Africa (Pty) LTD to distribute photochemical products in South Africa and the Sub-Sahara region.

In July 1998, the Company formed CPAC Asia LTD., an 80% owned subsidiary to produce and distribute photochemicals in the Pacific Rim. During fiscal 1999, operations consisted of constructing the manufacturing facility and installing machinery and equipment. CPAC Asia became operational in September 1999.

On December 3, 1999, CPAC, Inc. acquired the Steri-Dent® dental sterilizer product line and consolidated the manufacturing of these products into the CPAC Equipment Division's Leicester, New York, operation.

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

Business Segments

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

Cleaning Technologies Group (CTG)

Operating as a division of Corporate, Cleaning Technologies Group is comprised of the recently acquired assets of IVAX Industries and Fuller's existing commercial cleaning business. Products are marketed under the recognized trademarks of Franklin®, Fuller Brush® Commercial, and Masury Columbia™ through a combined network of 600 distributors.

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

Trebla's Trecon® and Trelux® brand paper and film chemistries enhance the recovery efficiencies of CPAC silver and chemical recovery systems, to reduce chemical usage and minimize pollutant discharge. The company believes it is the leading manufacturer of recyclable chemistries. Trebla pioneered the industry's first line of developer regeneration kits, to allow photo labs to reuse color developer without purchasing recycling equipment. Trebla also recently received a patent on its one-part TriPhase™ developer and liquid-powder Slush™ chemistry.

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

In Allied's primary market, medical X-ray, the company's Autex® processing chemicals are widely recognized for their quality and versatility. Allied pioneered the popular QuadraPak® and BiPak® packaging of chemistries. In the dental X-ray industry, Allied's second largest market, its trademarked Redi-Chem A & B® chemistry has the majority marketshare for automatic-type processing chemicals. Allied also produces high quality microfilm and pre-press chemicals for use in graphic arts applications. This represents the smallest portion of Allied's business.

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

CPAC Asia LTD.

CPAC Asia was established in Bangkok, Thailand, to increase CPAC's market position in the Pacific Rim and to establish an additional chemical manufacturing and distribution point for the photographic markets. CPAC, Inc. owns an 80% interest in CPAC Asia LTD. with the remaining 20% owned by AMCM, a distribution company in Thailand. The plant became fully operational in September 1999 and shipments commenced in the Company's fourth quarter.

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

CPAC Equipment Division introduced two principal technologies for silver recovery -- electrolytic and ion-exchange. Under the registered trademark SilvPAC®, the Equipment Division manufactures silver recovery systems for image processing facilities using these technologies.

On April 1, 1998, CPAC, Inc. acquired the PerfectView® line of illuminators (light boxes) for the medical industry. These products are manufactured by the Equipment Division and are marketed through an existing distributor network as well as through Allied's distributor and national accounts channels.

On December 3, 1999, CPAC, Inc. acquired the Steri-Dent® product line and consolidated the manufacturing of these products into the CPAC Equipment Division's Leicester, New York, operation.

PRS, Inc.

As the exclusive sales and marketing company for CPAC equipment, Trebla chemistry, and silver refining services, PRS utilizes a direct field sales force, mail order, and distributors to sell and service certain CPAC products in the photographic industry. PRS expanded its marketing role on behalf of the CPAC companies by assuming responsibility for international sales excluding sales made by CPAC's four foreign subsidiaries.

MARKETING AND SALES

The Fuller Brush Company, Inc.

Industrial Business

Fuller's industrial business is comprised of three major elements:

1) Commercial

In the commercial area of the business, Cleaning Technologies Group (Fuller Brush Commercial and acquired assets of IVAX Industries) manufactures high quality, industrial strength cleaning and janitorial products. These products are sold exclusively through janitorial supply, paper supply, and food service distributors direct to end-users and through national accounts. Cleaning Technologies Group (CTG) competes with six national players in the chemical area -- the largest and most well-known of which is S.C. Johnson. CTG holds approximately 80 trademarks on products for this market.

<PAGE 7>

2) Custom Products

The custom products division produces high quality, engineered brushes, and chemical products for O.E.M. production processes and other uses. Fuller currently has a relationship with approximately 400 national O.E.M. companies. Including Fuller Brush, about eight national companies compete for marketshare. Fuller's engineering and design expertise in custom products manufacturing places the company in a highly competitive position in this market.

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

Consumer Division

Fuller Brush markets its consumer chemical and non-chemical products to consumers using primarily three sales methods:

1) Direct Sales

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

2) Retail Outlet Stores

Fuller's retail outlet stores feature discontinued inventory, surplus products, and seconds merchandise, and provide the company with an opportunity to meet its inventory control objectives. Fuller presently has ten retail outlet stores nationwide.

3) Mail Order/Catalog Sales

In addition to the hundreds of thousands of catalogs Fuller prints for use by the sales force and distributors, the company also advertises select products in other specialized manufacturers' publications. Fuller promotes its high quality product line through nationally recognized catalogs.

Trebla Chemical Company

PRS also provides sales and marketing representation for Trebla Chemical Company. Imaging chemical products are primarily sold through the PRS field sales force to dealers. In order to increase sales penetration in the minilab market segment, a dealer organization was established. At present, there are 30 independent dealers marketing Trebla products.

The major areas of sales concentration include amateur, school, professional, commercial, and government photofinishers. Trebla chemical sales have been predominantly in the U.S., although some sales have been made directly to major photofinishers in Latin America and Australia. The foreign market is highly competitive and only a few companies are owned by U.S. interests -- the largest being Eastman Kodak (Kodak). The non-U.S. companies and Kodak are in competition for the world market .

<PAGE 8>

Allied Diagnostic Imaging Resources, Inc.

Allied markets its products through various channels. Medical X-ray products are sold to dealers by Allied field sales personnel, as well as through contract manufacturing. Dental X-ray products are sold through an extensive dealer and a commissioned sales representative organization. A number of distributors also warehouse the Allied product line. Certain dental X-ray processing chemicals are manufactured on a private-label basis. The company believes it is the second largest supplier of diagnostic imaging chemistry, behind Kodak, although no statistical data exists to substantiate this belief. The Company's graphic arts chemical products are also sold to dealers through Allied's sales staff and independent representatives. Allied also uses the complementary products of CPAC, Inc. companies to promote chemistry sales.

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

The Equipment Division markets IMG products as well as PerfectView® illuminators and Steri-Dent® sterilizers through dealer networks. The Company's silver recovery products and chemical mixers and blenders are sold through X-ray and solution service dealers in the United States, and graphic arts and equipment dealers serving the newspaper and printing industries. Illuminators are sold to hospital radiology departments and healthcare clinics. Sterilizers are sold primarily to dental offices.

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

<PAGE 9>

CPAC Africa (Pty) LTD

CPAC Africa (Pty) LTD is a manufacturer of CPAC brand and private-label color photographic chemistry, and is the only photographic chemical manufacturer in the continent. The entity also markets CPAC's line of pollution control and chemical recycling systems. CPAC Africa supplies customers in South Africa, Namibia, Botswana, Zimbabwe, Zambia, and Zaire.

CPAC Asia LTD.

CPAC Asia LTD., was established in response to a growing demand for Trebla brand color photographic chemistry in the Pacific Rim. This new plant will serve customers in countries throughout the region including Japan, Malaysia, Thailand, Vietnam, Indonesia, and Korea. CPAC Asia also markets CPAC silver recovery equipment and silver refining services.

Research and Development

The amount spent on Company-sponsored research and development totaled $742,057, $766,417, and $696,401 for the years ended March 31, 2000, 1999, and 1998 respectively. All research and development for the Fuller Brands segment is carried out at Fuller, in Great Bend. Primary research and development for all CPAC chemical operations in the Imaging segment is carried out in St. Louis at the Trebla facilities.

Sales and Customers

The Company's net sales for the fiscal years ended March 31, 2000, 1999, and 1998 were $109.5 million, $112.7 million, and $106.1 million, respectively, during which periods total foreign sales were $14.0 million, $13.2 million, and $11.5 million, respectively.

Trebla Chemical Company; Allied Diagnostic Imaging Resources, Inc.; CPAC Europe, N.V.; CPAC Italia, S.r.l.; The Fuller Brush Company, Inc.; CPAC Africa (Pty) LTD; and CPAC Asia LTD. generally work without a backlog and usually ship any order within 24 hours of receipt. Backlog for the Equipment Division is not material. Fuller has some commercial business in contract manufacturing and production of custom products where orders are generally placed for longer term delivery cycles. The majority of such orders are filled within 90 days and the backlog is not material.

Competition

1) Fuller Brands

The U.S. personal care products market is estimated at $22 billion annually. The size of the commercial cleaning chemicals market is roughly $2.5 billion annually. Sales of consumer (household) cleaning products are approximately $10 billion, and brushes and brooms comprise roughly $.2 billion in sales.

Competition for Fuller Brush and Stanley Home Products is at two levels -- for distributors and consumers. The key competitors in both areas are Avon, Amway, and Mary Kay Cosmetics.

2) Imaging

Eastman Kodak Company remains the photofinishing chemistry market leader in the U.S. with Fuji-Hunt, Agfa, Champion, and Trebla all competing for a share of the market. Trebla has positioned itself as a quality manufacturer of specialized chemistries, and is in a good position to take advantage of market opportunities.

The Company provides systems for use in the imaging industry, which is dependent upon processing techniques developed by such major industrial firms as Eastman Kodak, Fuji Photo, Konica, and Agfa. Those firms are constantly seeking to improve their processing techniques.

<PAGE 10>

Employees

At March 31, 2000, the Company employed 608 people with 380 working in Fuller Brands segment, 207 in the Imaging segment, and 21 assigned to the CPAC Corporate staff.

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

Effective January 1, 2000 the Company adopted a non-qualified deferred compensation plan for certain key executives of the Company. Contributions to the plan consist of "excess" 401(k) deferrals and selected percentages of salaries and bonuses with a maximum individual deferral of $50,000 per year. No matching contribution by the Company is required. Compensation deferred will be invested by the Company in various investment grade "pooled accounts" on behalf of the participants.

Item 2.     PROPERTIES

CPAC, Inc. owns the land and building in Leicester, New York, where the offices and manufacturing operations of the Equipment Division and corporate staff are housed. This plant is located on 4.2 acres and consists of a number of buildings, comprising a total of 30,330 sq. ft.

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

<PAGE 11>

Allied's main plant and headquarters, located in Norcross, Georgia, are approximately 84,000 sq. ft. The facilities are leased until August 31, 2004.

CPAC Italia leases its office and industrial manufacturing space in Milan, Italy under a two-year operating lease agreement with the former owners of Chimifoto Ornano, expiring in fiscal 2003. The lease contains options for an additional four-year renewal term. CPAC Italia also leases warehouse space under a six-year lease agreement.

The Fuller Brush Company, Inc.'s 450,000 sq. ft. facility is located in Great Bend, Kansas. The single story building contains manufacturing, distribution, office facilities, and retail outlet store, and has access to both truck and rail transportation for shipping purposes. The facility was financed through an Industrial Revenue Bond, which is outstanding until 2009. Fuller Brush constructed a 105,000 sq. ft. North America Distribution Center (warehouse facility) on its property in Great Bend, Kansas, to accommodate Fuller's recently integrated acquisition and to position Fuller Brush for future acquisitions and revenue growth. Fuller also leases eight third party retail outlet stores with two stores located in Missouri and one located in each of the following: Maine, Maryland, New Hampshire, South Carolina, Tennessee, and Wisconsin. There is also an outlet store located at the CPAC, Inc. offices in New York and one at Fuller Brush offices in Kansas.

CPAC Africa's 14,000 sq. ft. manufacturing facility is located in Pretoria, South Africa, and is leased under an arrangement expiring in December 2000. The lease contains a renewal option for an additional three years.

CPAC Asia owns its 33,000 sq. ft. facility located in Chachoengsao, Thailand.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

<PAGE 12>

PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The principal market on which the Registrant's Common Stock is being traded is the national Over-The-Counter (OTC) market in the NASDAQ National Market System.

	2000				1999
	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q
Price per share:
High	$8.250	$8.375	$9.000	$8.375	$8.500	$9.750	$10.500	$12.875

Low	6.641	5.250	5.250	6.875	4.750	7.250	7.625	9.625

The source of such quotations is from the Nasdaq-Amex OnlineSM service. Such online quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

The approximate number of holders of record of the Common Stock of the Registrant as of March 31, 2000 is 1,780. This number includes only holders of record, and beneficial holders who have disclosed that they are recordholders.

<PAGE 13>

Item 6.     SELECTED FINANCIAL DATA

	For the Years Ended March 31,
	2000	1999	1998(2)	1997	1996(3)
Net Sales	$109,515,518	$112,748,632	$106,098,214	$92,966,152	$89,068,933
Operating income(1)	9,486,963	10,258,028	12,060,181	12,766,661	10,007,477
Income before income tax expense	8,796,508	9,560,204	11,574,174	12,746,269	9,217,461
Net income	5,602,508	5,624,204	6,820,174	7,528,269	5,473,461
Earnings per share(4)	0.91	0.82	0.95	1.02	0.85
Total assets	77,097,595	76,901,667	78,621,159	69,016,132	66,172,468
Long-term debt(5)	9,492,180	8,178,855	10,016,830	6,878,147	8,345,890
Cash dividends declared	1,609,169	875,569	0	0	0
Cash dividends per share(6)	0.26	0.13	0	0	0

(1) Income before interest expense (income) net and income tax expense.

(2) The 1998 financial data includes the acquisition of Cleaning Technologies Group on July 23, 1997.

(3) The 1996 financial data includes the operations of Stanley Home Products, under a license agreement effective on April 1, 1995.

(4) Represents net income per common share, on a diluted basis, as restated upon adoption of SFAS 128. Reflects restatement due to the five for four common stock splits declared on April 17, 1996, payable on May 15, 1996 .

(5) Includes current maturities.

(6) On November 2, 1998, the Board of Directors approved the reinstatement of a regular quarterly cash dividend of $0.065 a share.

<PAGE 14>

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company uses a variety of measures of liquidity for internal management purposes. These measures include working capital, asset turnover, profitability, and leverage ratios, which are set forth below. Internally, review of these ratios on a quarterly and annual basis allows management to set and measure goals for performance by the various operations of the Company. These ratios, on a consolidated basis, help to measure the Company's ability to meet its short-term obligations and are a part of the loan covenants with our primary lending institution.

Working Capital Ratios

Working capital is the excess of current assets over current liabilities. The working capital ratio is calculated by dividing current assets by current liabilities.

	For the Years Ended March 31,
	2000	1999	1998
Working capital (in thousands)	$28,682	$29,762	$33,491
Working capital ratio	3.42 to 1	3.65 to 1	3.76 to 1

During fiscal 2000, lower revenues and operating earnings contributed to the decrease in the Company's working capital levels. Increased net borrowings ($1.1 million), primarily to support the construction and start-up activities of CPAC Asia, as well as cash utilized for the stock buy-back program ($5.8 million) and capital additions ($3.1 million), also lowered working capital levels. However, cash generated from operations was extremely strong, due to reduction in inventory levels, improvement in accounts receivable collection efforts, and other operating efficiencies experienced.

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

In April 2000, the Company negotiated an amendment to its domestic line of credit agreement, extending it until October 31, 2002. The maximum availability remains at $20,000,000 with interest payable monthly at the lower of prime or the 30 day LIBOR rate plus .75% (prime was 9% and LIBOR was 6.13%, respectively at March 31, 2000). The line of credit facility requires meeting certain financial covenants, with which the Company was in compliance at March 31, 2000.

During fiscal 2000, CPAC Asia LTD. increased its line of credit with an international bank from 15.76 million baht to 20 million baht (approximately $530,000 based on the year-end conversion rate in Thailand). Interest is payable at prime plus 1% (prime rate in Thailand was 12% at March 31, 2000), with the line collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. CPAC Asia LTD. had borrowings against the line of credit of $516,040 at March  31, 2000.

During fiscal 2000, the Company did not renew its line of credit facility with a major Belgian bank, as the facility was not being utilized nor expected to be utilized in the future.

<PAGE 15>

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of March 31, 2000. It is expected that additional financing may be necessary to allow the Company to pursue additional acquisitions.

Asset Turnover Ratios

	For the Years Ended March 31,
	2000	1999	1998
(1) Receivables-days outstanding	54.3 days	55.0 days	51.9 days
(2) Annual inventory turns	3.2 times	3.1 times	3.1 times

Receivable days outstanding decreased slightly in 2000 over 1999 levels, due to continued strong collection efforts in the Fuller Brands segment, as well as a slight improvement in days' sales outstanding in the combined Imaging segment receivables.

Receivable days outstanding increased in 1999 over 1998 levels, as Fuller's receivable days outstanding increased to approximately 42 days, versus 32 days in 1998. This was primarily due to lengthening of some CTG customer terms for new customers, versus the predominantly "cash term" direct Fuller business. This coupled with the Imaging segment's "normal" terms of 70-80 days gave a blended days sales outstanding of 55 days.

Inventory turns increased slightly in 2000 over 1999 levels, due to a concerted effort to reduce inventory levels, primarily at the Fuller Brands segment. Inventory turns remained fairly constant in 1999 versus 1998.

Profitability Ratios

Operating return on net sales is the result of dividing operating income by net sales. Net income on net sales is calculated by dividing net income by net sales. Net income to net worth is calculated by dividing net income by the amount of ending shareholders' equity.

	For the Years Ended March 31,
	2000	1999	1998
Operating return on net sales	9%	9%	11%
Net income on net sales	5%	5%	6%
Net income to net worth	11%	10%	13%

The slight decrease in operating return on net sales in 2000 as compared to 1999, is primarily a result of the revenue shortfalls experienced by the Company, which overshadowed the cost reductions implemented during the year. The increases in net income on net sales and net income to net worth are a function of lower consolidated taxes, due to the tax refund received in the fourth quarter. These ratios, excluding the one-time tax benefit, would have been 4.9% and 10.5%, respectively. The reason net income to net worth, excluding the one-time tax benefit, still exceeds 1999 levels is due to a lower shareholders' equity from the increased stock buybacks and a full year of dividend payments, as compared to 1999.

<PAGE 16>

The decreases in 1999, as compared to 1998, were caused by the profit shortfall in both the Fuller Brands and Imaging segments, due to expenses and sales shortfall in the CTG operation, as well as sales decreases in the photochemical operations.

Leverage Ratios

Debt to debt-plus-equity is calculated by dividing all liabilities by the sum of all liabilities plus shareholders' equity. Total debt to equity is calculated by dividing all liabilities by the amount of shareholders' equity.

These ratios measure the extent to which the Company has been financed by debt and are an important measure to our lending institutions.

	For the Years Ended March 31,
	2000	1999	1998
Debt to debt-plus-equity	33%	30%	33%
Total debt to equity	0.48 to 1	0.42 to 1	0.49 to 1

The increase in both ratios in 2000, as compared to 1999, reflects a combination of increased borrowings of $1.3 million, combined with a lower equity of $2.2 million, due to increased stock buy-backs, and increased dividends of $734,000.

The improvement in both ratios in 1999 reflects the use of invested and generated cash to reduce liabilities and debt balances from 1998 levels, offset somewhat by the continued stock buy-back program.

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

Net Sales and Net Income

The Company's net sales decreased from year-end March 31, 1999 to year-end March 31, 2000 by 2.9% and increased from 1998 to 1999 by 6.3%.

For the Fuller Brands segment, 2000 sales decreased 7.6% over 1999, due to shortfalls in all three divisions: Fuller Brush, Stanley Home Products, and Cleaning Technologies Group. In 1999, sales increased 12.2% versus 1998 due primarily to CTG having twelve full months of sales.

For the Imaging segment, sales in 2000 increased 4.7% due to increased sales in the medical imaging market. Also increased Asian sales from shipments of the Company's Thailand subsidiary helped to mitigate decreases of domestic photochemical sales. Sales in 1999 decreased 2% over 1998 due to decreased chemical sales in the U.S. color photochemical market.

<PAGE 17>

Net income in 2000 decreased less than .5% as compared to 1999. However, 2000's profits were favorably impacted by a one-time federal tax refund of $335,000 received in the fourth quarter of fiscal 2000, related to the previous disposition of the Company's Venezuelan operation. Net income, excluding the tax benefit, net, decreased approximately 5%. Lower sales in the Fuller Brands segment, largely due to a major decline in sales to a consumer catalog customer, offset operational efficiencies and expense reduction efforts and contributed to a decline in operating income of 5.3%. Increased sales and profits in the Imaging segment's medical imaging operations contributed to an increase of 16.8% in operating profits for this segment.

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

Foreign Operations

Combined sales for the foreign operations rose 7.7% in 2000 versus 1999. The increase was largely the result of CPAC Asia sales that began in the fourth quarter of fiscal 2000. Combined sales of CPAC Europe (Europe), CPAC Italia (Italy), and CPAC Africa (Africa) were flat with the previous years, after conversion from local currencies to U.S. dollars. Pretax profits for the combined foreign operations decreased 5.3% in 2000 versus 1999. Again, the decrease was largely attributable to the losses that CPAC Asia incurred in the first 3 quarters, prior to becoming fully operational. Combined pretax profits for Europe, Italy, and Africa were up less than 2%, after conversion to U.S. dollars. While CPAC Asia's sales and profits for fiscal 2001 are expected to increase due to a full year of operations, currency pressures involving the Belgian franc and Italian lira may impact the sales and profits of CPAC Europe and CPAC Italia and lessen the increased sales and resulting profits they are projecting for fiscal 2001. CPAC Africa expects to continue its mid-single digit sales growth, and should continue to show modest profit increases in fiscal 2001.

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

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At March 31, 2000 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

Gross Margins

Gross margins (net sales less cost of sales expressed as a percentage of net sales), were 43%, 43%, and 44% for the years ended March 31, 2000, 1999, and 1998, respectively.

Gross margins in the Fuller Brands segment for 2000 were 46.9%, as compared to 46.8% and 47.4% in 1999 and 1998, respectively. Although the segment shows only slight improvement on a year to date basis, the margins actually improved to 47.5% for the fourth quarter of fiscal 2000, as compared

<PAGE 18>

to 45.3% in the fourth quarter of 1999. The improvement demonstrates the efficiencies now being earned with regards to manufacturing of CTG and other Fuller and Stanley products in the segment's Great Bend, Kansas, facility. The margins will be impacted in the future by product mix, as the segment's direct selling businesses have higher gross margins than the commercial cleaning businesses. However, increased throughput in the facility through increased sales should help to continue to improve overall blended margins.

Continued market competition in the photochemical markets, both domestic and international, coupled with an increased amount of lower margin medical imaging business in 2000, resulted in a gross margin in the Imaging segment of 36.9% in 2000, versus 37.4% and 38.6% in 1999 and 1998, respectively.

The Company believes that past capital expenditures for plant and machinery and equipment in each segment both domestically and overseas should allow the Company to pursue higher volume, price competitive manufacturing opportunities, as many large, multinational companies continue to outsource non-strategic manufacturing.

Selling, Administration and Engineering Expenses

This category amounted to 33.4%, 33.4%, and 31.7% of net sales in fiscal years 2000, 1999, and 1998, respectively.

In 2000, the Fuller Brands segment's selling, administration and engineering expenses were 36.4% of net sales, as compared to 36.7% and 34.6% in 1999 and 1998, respectively. Lack of revenue growth during 2000 offset the savings earned from expense reductions implemented at the beginning of the third quarter and prevented further improvement in the relationship of selling expenses to net sales. The Company again intends on holding the line on expenditures related to sales in fiscal 2001 and believes that the commercial cleaning business is now well positioned to increase sales, without corresponding increases in expenditures.

In 2000, the Imaging segment's selling, administration and engineering expenses decreased to 27.8% of net sales, versus 29.0% and 28.1% in 1999 and 1998, respectively. This was achieved through maintaining past levels of expenditures despite most Imaging segment's increasing sales. It also was achieved while absorbing nine months worth of start-up expenses from CPAC Asia. Due to continued pressures in the Imaging marketplace, further significant declines in this ratio are not anticipated.

Research and Development Expenses

Research and development expenses, as a percentage of net sales, have remained fairly constant at .7% for 2000, 1999, and 1998. This reflects the Company's strategy of focusing on improving existing products or developing complimentary products, based on customer needs. It is anticipated that additional R&D efforts will be spent in the Fuller Brands segment to develop new products for their direct selling customers, as well as continued efforts to improve and supplement the segment's floor care products, which will allow it to continue to compete for national account business and participate with other strategic partners in future revenue growth opportunities. R&D efforts in the Imaging segment will have a renewed focus on new chemical products for the photochemistry industry for use domestically and internationally. This may cause the ratio of expense to net sales to increase slightly in fiscal 2000, but anticipated increased sales should limit the impact.

<PAGE 19>

Interest Expense

Net interest expense decreased slightly in 2000 versus 1999. Strong cash flows domestically allowed the Company to stay out of its line of credit facility through much of 2000, although increased investments in CPAC Asia caused international interest expense to increase. The increase in 1999 versus 1998, was a result of the reduction in interest income, as short-term investments were used to pay down debt, fund capital expenditures, and the Company's stock buy-back program.

Income taxes

The provision for income taxes, as a percentage of pretax income, was 36.3% in 2000, as compared to 41.2% and 41.1% in 1999 and 1998, respectively. The lower rate in 2000 reflected the tax benefit recognized in the fourth quarter of that year, related to the income tax refund received from the tax write-off of the Company's previously discontinued Venezuelan operation. Absent this tax benefit, the Company's effective tax rate would have been approximately 40%. Lower state taxes due to lower pretax earnings in the Fuller Brands segment, as well as lower foreign taxes in several of the Company's international operations, contributed to the decline. It is expected that the effective rate for 2001 will continue to be below 40%, based on the seven-year "tax holiday" existing for the Company's Asian subsidiary.

Impact of Inflation

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

<PAGE 20>

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

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are based on current expectations, estimates, and projections about the industries in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
g.	the level of competition and consolidation within the commercial cleaning supply industry; and
h.

the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with whom they transact business.

<PAGE 21>

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

<PAGE 22>

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and Shareholders of

CPAC, Inc. and Subsidiaries

In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 14(a)(1) on page 43 of this Form 10-K present fairly, in all material respects, the financial position of CPAC, Inc. and Subsidiaries (the "Company") at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition the financial statement schedule listed in the index appearing under item 14(a)(2) on page 43, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York

May 26, 2000

<PAGE 23>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2000 AND 1999

	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 4,436,509	$ 412,123
Accounts receivable (net of allowance for doubtful accounts of $696,000 and $811,000 at March 31, 2000 and 1999, respectively)	15,019,382	17,558,251
Inventory	18,862,740	20,423,101
Prepaid expenses and other current assets	2,204,016	2,603,447
Total current assets	40,522,647	40,996,922
Property, plant and equipment, net	20,541,001	20,363,338
Goodwill and intangible assets (net of amortization of $2,127,495 and $1,883,216 at March 31, 2000 and 1999, respectively)	13,383,151	13,434,709
Other assets	2,650,796	2,106,698
	$ 77,097,595	$ 76,901,667

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,185,349	$ 542,303
Accounts payable	5,533,850	5,537,743
Accrued payroll and related expenses	2,043,509	1,867,699
Accrued income taxes payable	380,843	531,755
Other accrued expenses and liabilities	2,696,680	2,755,162
Total current liabilities	11,840,231	11,234,662

Long-term debt, net of current portion	8,306,831	7,636,552
Other long-term liabilities	5,168,173	4,048,533
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,726,566 shares and 6,464,533 shares at March 31, 2000 and 1999, respectively	57,265	64,645
Additional paid-in capital	13,988,163	19,762,851
Retained earnings	39,273,059	35,279,720
Accumulated other comprehensive income (loss)	(945,939)	(535,108)
	52,372,548	54,572,108
Less: Treasury stock, at cost, 85,307 shares at March 31, 2000 and 1999, respectively	(590,188)	(590,188)
Total shareholders' equity	51,782,360	53,981,920
	$ 77,097,595	$ 76,901,667

The accompanying notes are an integral part of the financial statements.

<PAGE 24>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

	2000	1999	1998

Net sales	$ 109,515,518	$ 112,748,632	$ 106,098,214

Costs and expenses:
Cost of sales	62,701,794	64,071,126	59,679,791
Selling, administrative and engineering expenses	36,584,704	37,653,061	33,661,841
Research and development expense	742,057	766,417	696,401
Interest income	(249,498)	(114,755)	(478,166)
Interest expense	939,953	812,579	964,173
	100,719,010	103,188,428	94,524,040
Income before income tax expense	8,796,508	9,560,204	11,574,174

Provision for income tax expense	3,194,000	3,936,000	4,754,000

Net income	$ 5,602,508	$ 5,624,204	$ 6,820,174

Net income per common share:
Basic	$ 0.92	$ 0.83	$ 0.96
Diluted	$ 0.91	$ 0.82	$ 0.95
Average common shares outstanding:
Basic	6,122,921	6,775,697	7,083,480
Diluted	6,151,775	6,822,742	7,148,028

Comprehensive income:
Net income	$ 5,602,508	$ 5,624,204	$ 6,820,174
Other comprehensive income (loss)	(410,831)	678,172	(1,002,631)

Comprehensive income	$ 5,191,677	$ 6,302,376	$ 5,817,543

The accompanying notes are an integral part of the financial statements.

<PAGE 25>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost

BALANCE, MARCH 31, 1997	$ 72,286	$ 26,598,238	$ 23,710,911	$ (210,649)	$ (590,188)

Issuance of 41,325 shares of common stock upon exercise of common stock options	413	251,950
Repurchase of 273,293 shares of common stock	(2,733)	(2,890,179)
Restricted stock amortization		97,169
Net income for the year			6,820,174
Translation adjustments				(1,002,631)

BALANCE, MARCH 31, 1998	69,966	24,057,178	30,531,085	(1,213,280)	(590,188)

Issuance of 15,038 shares of common stock upon exercise of common stock options	150	114,872
Repurchase of 547,061 shares of common stock	(5,471)	(4,476,274)
Restricted stock amortization		67,075
Net income for the year			5,624,204
Cash dividends declared at $.13 a share			(875,569)
Translation adjustments				678,172

BALANCE, MARCH 31, 1999	64,645	19,762,851	35,279,720	(535,108)	(590,188)

Issuance of 3,906 shares of common stock upon exercise of common stock options	39	18,399
Repurchase of 766,873 shares of common stock	(7,669)	(5,809,837)
Issuance of 25,000 shares of restricted common stock, net	250	(250)
Restricted stock amortization		17,000
Net income for the year			5,602,508
Cash dividends declared at $.26 a share			(1,609,169)
Translation adjustments				(410,831)

BALANCE, MARCH 31, 2000	$ 57,265	$ 13,988,163	$ 39,273,059	$ (945,939)	$ (590,188)

The accompanying notes are an integral part of the financial statements.

<PAGE 26>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

	2000	1999	1998

Cash flows from operating activities:
Net income	$ 5,602,508	$ 5,624,204	$ 6,820,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,907,816	2,604,236	2,437,722
Amortization of intangible assets	527,303	436,678	453,586
Deferred income taxes	560,000	570,000	216,000
Minority interest in consolidated foreign subsidiary	(8,617)	12,191	8,882
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	2,600,735	(800,268)	254,213
Inventory	1,786,963	993,947	101,316
Accounts payable	(17,637)	21,263	796,362
Accrued payroll and related expenses	170,735	(407,710)	128,738
Accrued income taxes payable	(150,912)	83,232	238,042
Other changes, net	105,992	(1,228,037)	(1,170,661)
Total adjustments	8,482,378	2,285,532	3,464,200
Net cash provided by operating activities	14,084,886	7,909,736	10,284,374

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(3,136,495)	(5,032,688)	(2,381,461)
Business acquisition, net of cash acquired	(622,696)	(676,473)	(18,218,532)
Net cash used in investing activities	(3,759,191)	(5,709,161)	(20,599,993)

Cash flows from financing activities:
Exercise of stock options	18,438	115,022	252,363
Repurchase of common stock	(5,817,506)	(4,481,745)	(2,892,912)
Proceeds from long-term borrowings	1,500,000	1,337,117	6,000,000
Repayment of long-term borrowings	(391,106)	(3,112,924)	(2,924,572)
Payment of cash dividends	(1,609,169)	(875,569)
Net cash provided by (used in) financing activities	(6,299,343)	(7,018,099)	434,879

Effect of exchange rate changes on cash	(1,966)	3,519

Net increase (decrease) in cash and cash equivalents	4,024,386	(4,814,005)	(9,880,740)

Cash and cash equivalents -- beginning of year	412,123	5,226,128	15,106,868

Cash and cash equivalents -- end of year	$ 4,436,509	$ 412,123	$ 5,226,128

The accompanying notes are an integral part of the financial statements.

<PAGE 27>

1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

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

The minority interests in the earnings (losses) of the consolidated foreign subsidiaries for the years ended March 31, 2000, 1999, and 1998 were ($8,617), $12,191, and $8,882, respectively, and is included in selling, general, and engineering expenses. Minority interest included in the Consolidated Balance Sheets at March 31, 2000 and 1999 was $195,164 and $63,666, respectively.

Inventory

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

Revenue Recognition

The Company recognizes revenue upon shipment of product.

Research and Development

The Company charges research and development expenditures to income as incurred.

Advertising

The Company charges advertising expenditures to income as incurred and includes the expenses in "selling, administrative, and engineering expenses."

<PAGE 28>

1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES - continued

Foreign Currency Translation

All assets and liabilities of the Company's wholly-owned and majority-owned foreign subsidiaries are translated from their functional currency to U.S. dollars at year end exchange rates. Revenues and expenses are translated from functional currencies to U.S. dollars using an average exchange rate for the year. Translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the determination of net income. Included in consolidated net income are foreign currency transaction gains (losses) of ($22,000), $12,000, and ($46,000), realized during fiscal 2000, 1999, and 1998, respectively.

The Company has occasionally utilized hedging programs (primarily forward foreign currency exchange contracts) to minimize the impact of currency fluctuations on the result of operations. At March 31, 2000, and 1999, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions.

Income Per Common Share

Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.

The table below summarizes the amounts used to calculate basic and dilutive earnings per share:

	2000	1999	1998
Basic weighted average number of shares outstanding	6,122,921	6,775,697	7,083,480
Effect of dilutive stock options	28,854	47,045	64,548
Dilutive shares outstanding	6,151,775	6,822,742	7,148,028

Unexercised stock options to purchase 694,629 and 648,968 shares of the Company's common stock as of March 31, 2000 and 1999, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 through December 31, 1999, are still outstanding at the end of the year.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers marketable securities with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid interest of $696,000, $546,000, and $971,000, in fiscal 2000, 1999, and 1998, respectively. In addition, the Company paid income taxes of $2,785,000, $2,930,000, and $4,300,000, in fiscal 2000, 1999, and 1998, respectively.

Amortization of Goodwill and Intangible Assets

Goodwill and intangible assets are amortized on the straight-line method over periods ranging from 5 to 40 years. Cost and related amortization are written off when fully amortized. At March 31, 2000 and 1999, goodwill with an original cost of $11,861,000 is being amortized over 40 years, with the remaining goodwill and intangibles being amortized over 5 to 15 years.

<PAGE 29>

1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES - continued

Business and Credit Concentrations

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. The Company's customers are not concentrated in any specific geographic region, but are broadly concentrated in the cleaning and personal care products and imaging industries. Concentrations of credit risk with respect to trade receivables are limited due to the large number of domestic and foreign customers comprising the Company's customer base, and their dispersion across several different business sectors participating in different facets of the cleaning and personal care products and imaging industries.

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

Segment Reporting

The Company has two operating segments. The basis for determining the Company's operating segments is the manner in which the Company in its operations uses financial information. Management operates and organizes itself according to business units, which comprise unique products and services across geographic locations.

Reclassification

Certain 1999 and 1998 financial statement and related footnote amounts have been reclassified to conform to the 2000 presentation.

<PAGE 30>

2 - ACQUISITIONS

During fiscal 2000, the Company's Equipment Division (an Imaging segment operation) made one acquisition. The acquisition was accounted for as a purchase transaction and amounts paid were not material. Revenues, earnings, and assets of the acquired operations were also not material.

During fiscal 1999, the Company's Imaging segment made two acquisitions. Both acquisitions were accounted for as purchase transactions and amounts paid for both were not material. Revenues, earnings, and assets of the acquired operations were also not material.

3 - INVENTORY

Inventory as of March 31, 2000 and 1999 is summarized as follows:

	2000	1999
Raw materials and purchased parts	$ 7,332,230	$ 7,773,946
Work-in-process	1,055,426	1,396,775
Finished Goods	10,475,084	11,252,380
	$ 18,862,740	$ 20,423,101

4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following at March 31:

	2000	1999
Land	$ 1,147,713	$ 1,172,371
Buildings and improvements	13,248,102	10,282,064
Machinery and equipment	18,981,576	17,948,442
Furniture and fixtures	840,555	757,522
Leasehold improvements	1,711,134	1,673,127
Leased equipment	255,320	286,324
Construction-in-progress	167,900	1,571,117
	36,352,300	33,690,967
Less: Accumulated depreciation and amortization	(15,811,299)	(13,327,629)
	$ 20,541,001	$ 20,363,338

<PAGE 31>

5 - DEBT
At March 31, 2000 and 1999, debt consisted of the following:
	2000	1999

Revolving credit agreement with a bank with interest payable monthly at the lower of prime or the 30 day LIBOR rate plus 0.75%. Prime was 9.00%, and the LIBOR rate was 6.13% at March 31, 2000. The maximum availability under this agreement is $20,000,000 with all amounts outstanding due October 31, 2002. The revolving credit agreement is collateralized by substantially all of the assets of the Company, excluding CPAC Europe, N.V.

		$ 200,629

Industrial Revenue Bonds, with interest payable monthly at a variable rate 6.20% at March 31, 2000 (5.00% at 1999), maturing in June 2009. The bonds are collateralized by a standby letter of credit (LOC) issued by a bank, which requires an annual fixed fee payment of 1.25% of the LOC value.	$ 6,000,000	6,000,000

Term note agreement with a bank with interest payable quarterly at LIBOR rate plus 1.75% and quarterly principal payments due of $53,571. The term note is collateralized by substantially all of the assets of CPAC Asia LTD. and matures on August 2, 2006.	1,379,468

Term notes and revolving credit agreement with a foreign bank with interest pegged to the U.S. prime rate. The floating interest rates at March 31, 2000, ranged from 4.80% to 9.75% (4.80% to 9.75% in 1999). The revolving credit agreement is collateralized by the net assets of CPAC Europe, N.V.	1,027,500	1,345,857

Other	1,085,212	632,369
	9,492,180	8,178,855
Less: Amounts due within one year	1,185,349	542,303
	$ 8,306,831	$ 7,636,552

On April 27, 2000, the Company amended its revolving credit agreement, extending the maturity date for borrowings until October 31, 2002. The agreement continues to contain customary covenants, including maintenance of specified working capital, capital expenditures, debt to equity, and net worth ratios, of which the Company was in compliance at March 31, 2000.

The Company's majority-owned subsidiary, CPAC Asia LTD., has a line of credit with an international bank amounting to 20,000,000 baht (approximately $530,000 based on the year-end conversion rate in Thailand). Interest on the line is prime plus 1% (Thailand prime was 12% at March 31, 2000) and is collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. CPAC Asia LTD. had borrowings against the line at March 31, 2000 of $516,040.

Annual maturities of debt for the next five fiscal years are as follows: 2001:$1,185,349; 2002:$381,585; 2003:$379,245; 2004:$313,578; and 2005:$592,918.

<PAGE 32>

6 - SHAREHOLDERS' EQUITY

Stock Transactions

During fiscal 2000, the Company repurchased 766,873 shares of its common stock, at an average cost of $7.59 per share, for a total cost of approximately $5,818,000 as part of previously announced Board of Directors authorized stock buy back plans. During fiscal 1999, the Company repurchased 547,061 shares of its common stock, at an average cost of $8.19 per share, for a total cost of approximately $4,482,000 as part of a previously announced Board of Directors authorized stock buy back plan. In fiscal 1998, the Company repurchased 273,293 shares of its common stock, at an average cost of $10.59 per share, for a total cost of approximately $2,893,000 as part of a previously announced Board of Directors authorized stock buy back plan.

Cash Dividends

On November 2, 1998 the Company's Board of Directors approved the reinstatement of a regular quarterly cash dividend on its common stock. For the years ended March 31, 2000 and 1999, dividends of $1,609,169 and $875,569, respectively, were declared and paid.

Stock Options

The Company maintains an Executive Long-Term Stock Investment Plan (the Plan) for key employees, which allows issuance of incentive stock options, nonqualified stock options, reload options, and restricted performance shares. The Plan has reserved for issuance to key employees, 1,200,000 shares of the Company's common stock. Upon exercise, an employee granted an option under the Plan may pay for the Company's stock either with cash or with Company stock already owned by the employee, valued at the fair market value of the stock on the exercise date. The term of the option is determined by the Executive Long-Term Stock Investment Committee (the Committee), with most grants having terms of ten years (five years in the case of a greater than 10% shareholder). The options may be exercised in cumulative annual increments of the greater of 25% or 2,500 commencing one year after the date of the grant.

The Company also maintains a Non-Employee Directors Stock Option Plan. At the inception of the Plan, each non-employee director was granted an option to purchase 10,000 shares of the Company's common stock, on a one-time basis for past service rendered to the Board of Directors, at the fair market value at the date of the grant. Directors elected subsequent to the Plan inception were granted options to purchase 15,000 shares. The term of the option grants is for ten years. In addition, the Directors Plan calls for an annual automatic grant for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the annual meeting of Shareholders, at a price equal to the fair market value at that date. The term of these grants is also ten years. During fiscal 2000, 1999, and 1998; 9,000, 12,000 and 9,000 options respectively were granted pursuant to the Directors Plan.

In addition, the Company from time to time grants nonqualified options to non-employees, at an option price equal to the fair market value at the date of the grant. The term of each option is to be decided by the Committee and at March 31, 2000, nonqualified options to non-employees had initial terms of ten years.

<PAGE 33>

6 - SHAREHOLDERS' EQUITY - continued

As of March 31, 2000, total options outstanding are summarized as follows:
	Shares	Range of Option Price Per Share
Options outstanding -- March 31, 1997	658,648	$ 1.75 --	$ 11.70
Exercised	(41,325)	1.75 --	7.04
Expired	(4,422)	11.00 --	11.56
Granted	167,000	11.56 --	12.00
Options outstanding -- March 31, 1998	779,901	$ 4.72 --	$ 12.00
Exercised	(15, 038)	5.08 --	11.00
Expired	(144,462)	8.80 --	11.63
Granted	133,000	8.25 --	11.50
Options outstanding -- March 31, 1999	753,401	$ 4.72 --	12.00
Exercised	(3,906)	4.72
Expired	(29,339)	8.80 --	11.00
Granted	177,000	6.38 --	8.38
Options outstanding -- March 31, 2000	897,156	$ 5.08 --	$ 12.00

Options exercisable:
March 31, 2000	637,406	$ 5.08 --	$ 12.00
March 31, 1999	539,526	$ 4.72 --	$ 12.00

The following table summarizes information about options outstanding at March 31, 2000:
Year Granted	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of Options	Number Exercisable	Weighted Average Exercise Price
1994	100,527	3.8	N/A	100,527	$5.45
1995	0	0	N/A	0	0
1996	305,629	5.7	$4.33	305,629	11.57
1997	72,500	6.3	4.11	72,500	10.80
1998	133,500	7.4	4.02	93,250	11.66
1999	108,000	8.2	3.80	47,500	10.27
2000	177,000	9.2	2.45	18,000	7.51
Totals	897,156	5.0		637,406	9.88

<PAGE 34>

6 - SHAREHOLDERS' EQUITY - continued

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, net income and diluted earnings per share would have been reduced by $368,000 ($.06), $325,000 ($.05), and $329,000 ($.05) in 2000, 1999, and 1998, respectively. The fair value of these options were estimated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998:

	2000	1999	1998
Expected life	5 years	5 years	3-4 years
Historical volatility	41%	29%	32%
Risk free rate of return	5.5-5.7%	5.41-6.01%	6.05-6.14%
Expected dividend yield	3.4-3.5%	0.1%	0%
Annual forfeiture rate	0%	0%	0%

There have been no charges to income in any of the three years in connection with these options other than incidental expenses related to issuance of options.

Stock Warrants

On March 29, 2000, the Company issued 40,000 stock warrants for the Company's $.01 par common stock to a non-related service provider in connection with a contract to feature CPAC's Cleaning Technologies Group as a Preferred Provider of cleaning and maintenance products on the entity's internet public network. These warrants were awarded at the closing market price on that date, $6.875, for services to be substantially provided during fiscal 2001. The warrants vest over a three-year period.

The warrants have been valued, in accordance with SFAS No. 123, at $1.85 per warrant, using the Black-Scholes option pricing model. Assumptions used were as follows: expected life: three years; historical volatility: 41%; and risk-free interest rate: 6.4%. The fair value of these warrants will be expensed during fiscal 2001.

Employee Benefits

In December 1999 the Company awarded 25,000 restricted shares of its $.01 par common stock to an executive officer of the Company subject to certain conditions and restrictions. The shares vest if certain targeted earnings per share levels are reached, at which time the restrictions will lapse. No expense has been recognized for the year ended March 31, 2000.

The Company had previously awarded 23,347 shares of the Company's $.01 par common stock to the same executive officer, as part of a deferred compensation agreement. The expense had been amortized and recognized over a five-year period as it was being earned. These shares were completely vested in April 1999. The total expense recognized for the years ended March 31, 2000, 1999, and 1998 was 0, $31,376, and $38,000 respectively.

<PAGE 35>

6 - SHAREHOLDERS' EQUITY - continued

In connection with the issuance of incentive stock options, there are 3,432 outstanding shares of the Company's common stock treated as "restricted performance shares" which were issued to certain outstanding employees pursuant to the 1994 Executive Long-Term Stock Investment Plan. Restrictions on these shares lapse over a five-year period, if performance objectives have been met during the period. Shares are forfeitable if their related incentive stock options are exercised. The total expense recognized for the years ended March 31, 2000, 1999, and 1998, was $17,000, $35,699, and $56,000, respectively. The unearned balance, which has been grouped with additional paid-in capital, was $3,000 and $20,000, at March 31, 2000 and 1999, respectively.

The Company maintains a contributory profit sharing plan [401(k)] for the benefit of substantially all employees. Contributions to the plan may be made for each plan year in such amounts as the Board of Directors may, at its discretion, determine. In addition, the Company will also match to a maximum of 3% of the participant's compensation each contribution made by a plan participant for the plan year in an amount equal to $.50 for each $1.00 of participant contribution. A participant may contribute up to 15% of compensation to the plan. The amount charged to expense in connection with this plan was $400,000, $421,000, and $419,000, for the years ended March 31, 2000, 1999, and 1998, respectively.

During fiscal 2000, the Company adopted a nonqualified deferred compensation plan for various key executives of the Company. Contributions to the plan consist of "excess" 401(k) deferrals and percentages of salaries and bonuses. No matching contribution by the Company is required. Compensation deferred will be invested by the Company in various investment grade "pooled accounts" on behalf of the participants. At March 31, 2000, total assets and liabilities resulting from the nonqualified plan were not material.

7 - INCOME TAX EXPENSE

The provision for income taxes is summarized as follows:

	2000	1999	1998
Current tax expense:
Federal	$ 1,824,000	$ 2,466,000	$ 3,393,000
State	459,000	547,000	797,000
Foreign	351,000	353,000	348,000
	2,634,000	3,366,000	4,538,000
Deferred taxes:
Federal	526,000	485,000	205,000
State	34,000	85,000	11,000
	560,000	570,000	216,000
	$ 3,194,000	$ 3,936,000	$ 4,754,000

<PAGE 36>

7 - INCOME TAX EXPENSE - continued

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate are as follows:

	2000	1999	1998
Income tax expense using statutory rates	$ 2,991,000	$ 3,251,000	$ 4,051,000
State income tax effect	325,000	417,000	518,000
Federal tax refund	(335,000)
Other items, net	213,000	268,000	185,000
	$ 3,194,000	$ 3,936,000	$ 4,754,000

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at March 31, are as follows:

	2000	1999
Deferred tax assets:
Current:
Accounts receivable	$ 108,000	$ 147,000
Inventory	403,000	576,000
Compensation related accruals	446,000	518,000
Other	8,000	10,000
	965,000	1,251,000
Noncurrent:
Deferred compensation	118,000	96,000
Other	52,000	474,000
Valuation allowance		(335,000)
	170,000	235,000
	1,135,000	1,486,000
Deferred tax liabilities:
Noncurrent:
Intangibles	(878,000)	(712,000)
Property, plant and equipment	(1,092,000)	(1,049,000)
Other	(13,000)	(14,000)
	(1,983,000)	(1,775,000)
Total:	$ (848,000)	$ (289,000)

The Company reduced its valuation allowance in fiscal 2000, as a result of an amendment to a previously filed federal consolidated income tax return. The amendment related to the final tax write-off from the dissolution and complete liquidation of its investment in a wholly-owned Venezuelan subsidiary, which ceased operations in 1995. On March 28, 2000, the Company received the proceeds from the Internal Revenue Service as a result of this amended return, and in its fourth quarter of fiscal 2000, recognized the resulting income tax benefit in its consolidated federal tax provision.

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practical.

<PAGE 37>

8 - COMMITMENTS

Royalty Agreement

The Company has a license agreement with an unrelated third party to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the agreement which expires, unless terminated earlier, on March 31, 2010. The Company is required to pay royalties equal to a maximum of 3% of the net selling price of products sold under the licensing agreement. Total royalties paid in 2000, 1999, and 1998 were $382,164, $442,011, and $413,800, respectively. The Company recorded a liability equal to the net present value of the estimated minimum royalty payments, and capitalized the value of the license agreement, which is being amortized over the contract period.

Lease Agreements

The Company leases certain facilities and equipment under operating leases, which expire at various dates through 2006. Some of the leases contain renewal options. Rent expense for the years ended March 31, 2000, 1999, and 1998 was $1,502,000, $1,469,000, and $1,493,000, respectively.

The above leases have been classified as operating leases in accordance with the provisions of the Statement of Financial Accounting Standards No. 13. The future minimum rental payments required under the leases for the fiscal years ended subsequent to March 31, 2000 are as follows:

2001	$ 1,248,976
2002	1,188,769
2003	901,443
2004	612,757
2005	226,169
Thereafter	34,337
$ 4,212,451

Other Matters

The Company and its subsidiaries are parties to various environmental issues, legal actions, and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

<PAGE 38>

9 - SEGMENT INFORMATION

Business Segments

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment which includes the manufacture and sale of specialty chemical cleaning products and related accessories (brushes, brooms, mops) for commercial janitorial and consumer use, as well as personal products such as soaps, shampoos, and skin care items, and the Imaging segment, which includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material. Information concerning the Company's business segments for 2000, 1999, and 1998 is as follows:

	2000	1999	1998
Net sales to customers:
Fuller Brands	$ 64,057,016	$ 69,349,412	$ 61,796,024
Imaging	45,458,502	43,399,220	44,302,190
Total net sales to customers	$ 109,515,518	$ 112,748,632	$ 106,098,214
Operating income:
Fuller Brands	$ 6,157,916	$ 6,506,226	$ 7,477,931
Imaging	3,957,778	3,390,380	4,376,466
	10,115,694	9,896,606	11,854,397
Corporate income (expense)	(628,731)	361,422	205,784
Interest expense, net	(690,455)	(697,824)	(486,007)
Consolidated pretax income	$ 8,796,508	$ 9,560,204	$ 11,574,174
Identifiable assets:
Fuller Brands	$ 46,011,034	$ 49,537,795	$ 47,350,678
Imaging	25,620,996	24,489,235	23,840,243
Total identifiable assets of the segments	71,632,030	74,027,030	71,190,921
General corporate assets	5,465,565	2,874,637	7,430,238
Total consolidated assets	$ 77,097,595	$ 76,901,667	$ 78,621,159
Depreciation and amortization:
Fuller Brands	$ 2,136,749	$ 1,998,859	$ 1,729,914
Imaging	1,298,370	1,042,055	1,161,394
Total depreciation and amortization	$ 3,435,119	$ 3,040,914	$ 2,891,308
Capital outlays:
Fuller Brands	$ 1,753,669	$ 2,479,180	$ 1,304,859
Imaging	1,382,826	2,553,508	1,076,602
Total capital outlays	$ 3,136,495	$ 5,032,688	$ 2,381,461

Operating income represents net sales less operating expenses and excludes interest expense (income) and income taxes.

General corporate assets include short-term investments held for future use amounting to $2,583,138, $0, and $4,713,604 at March 31, 2000, 1999, and 1998, respectively.

<PAGE 39>

9 - SEGMENT INFORMATION - continued

Financial information relating to the Company's sales and long-lived assets by geographic area is as follows:

	2000	1999	1998
Net sales:
United States	$ 97,792,154	$ 103,976,978	$ 97,768,069
Foreign	11,723,364	8,771,654	8,330,145
	$ 109,515,518	$ 112,748,632	$ 106,098,214
Long-lived assets:
United States	$ 16,656,402	$ 17,037,893	$ 16,365,433
Foreign	3,884,599	3,325,445	1,257,247
	$ 20,541,001	$ 20,363,338	$ 17,622,680

Foreign operations are located in Belgium, Italy, South Africa, and Thailand. Net sales are reported in the geographic area in which they originate. Inter-area transfers are not material.

In addition, the Company's U.S. operations had total export sales for the years ended March 31, 2000, 1999 and 1998 of $2,275,461, $4,432,862, and $3,147,246, respectively.

10 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended March 31, 2000 and 1999:

	Net Sales	Gross Profit	Net Income	Per Share Income Basic	Per Share Income Diluted
2000 Quarters:
Fourth	$ 27,915,909	$ 11,807,908	$ 1,612,366	$ 0.27	$ 0.27
Third	27,135,706	11,700,262	1,565,195	0.25	0.25
Second	27,984,349	11,905,212	1,289,377	0.21	0.21
First	26,479,554	11,400,342	1,135,570	0.18	0.18
Total	$ 109,515,518	$ 46,813,724	$ 5,602,508	$ 0.92	$ 0.91
1999 Quarters:
Fourth	$ 28,433,307	$ 11,657,420	$ 1,253,106	$ 0.19	$ 0.19
Third	28,351,891	12,473,334	1,520,549	0.23	0.22
Second	28,956,724	12,651,638	1,591,540	0.23	0.23
First	27,006,710	11,895,114	1,259,009	0.18	0.18
Total	$ 112,748,632	$ 48,677,506	$ 5,624,204	$ 0.83	$ 0.82

For fiscal 2000, the sum of quarterly amounts for "basic" income per share do not equal the fiscal year amount due to the weighted effect of stock repurchases during the year.

<PAGE 40>

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning the directors and executive officers of the Company is incorporated by reference to the caption "Directors and Executive Officers" in the Proxy Statement of the Company, dated June 22, 2000 (the "2000 Proxy Statement").

In addition to the executive officers named in the Proxy Statement, the Registrant employs the following key persons:

Brian C. Barbo, President, Trebla Chemical Company, is 43 years old. Prior to his promotion to President on September 1, 1998, he was Vice President and General Manager and had served in that capacity since October 1988; and before that he was Manager of Manufacturing for Trebla Chemical Company. Mr. Barbo, a chemical engineer, has been with the Company since July 1979.

J. Robert Dudik, age 68, is President of Allied's Dental Division, a position he assumed in January, 1990. He was formerly Vice President of the Dental Division (1988-90), and, prior to that, National Sales Manager. Mr. Dudik has been an employee of Allied since 1982 and serves on the Board of Directors of Allied Diagnostic Imaging Resources, Inc.

Lewis L. Gray, age 49, is Vice President of Operations for Fuller Brush. He started his career with the company in 1973 as a Q.C. Chemist and was promoted to Research Chemist, Laboratory Manager, Chief Chemist, and Vice President, Chemical and Technical Resources, until his current appointment in 1999. Mr. Gray has a B.S. degree in chemistry from Kansas State University.

Stanley H. Gulbin, age 48, is President of CPAC Asia LTD., after being promoted on December 16, 1998, in addition to his responsibilities as Vice President, International Markets, CPAC Imaging Group. Prior to joining CPAC in 1996, Mr. Gulbin had seventeen years experience in the photographic industry, including all aspects of foreign and domestic sales and marketing. After joining CPAC in 1996, his duties were expanded to include managing sales and marketing activities for the Imaging Group's international markets.

Brad A. Hendrickson, President, of Allied Diagnostic Imaging Resources, Inc., is 37 years old. He began his career with CPAC in 1986 and has held several sales and marketing management positions including National Accounts Manager and Vice President of National Sales for Allied. A graduate of the University of Wisconsin with a Bachelor of Science in Economics, Mr. Hendrickson received an MBA from Emory University in Atlanta.

Glenn G. Jackling, President of Cleaning Technologies Group since December 20, 1999, is 38 years old. He has been a CPAC, Inc. employee since 1998, when he joined the Company as Corporate Financial Projects Manager. He was promoted in 1999 to Director of Corporate Business Development. He holds an MBA from the University of Rochester's Simon School of Business and both a Master of Science in Applied and Mathematical Statistics and a Bachelor of Science in Mechanical Engineering from Rochester Institute of Technology.

Javier E. Paredes was promoted to President of Stanley Home Products on August 13, 1998 and is 54 years old. He served as Vice President and General Manager of Stanley Home Products from 1995 to 1998. He joined Stanhome, Inc. in 1985, and held several management positions including General Manager of Stanley Home Productos Para Lar Ltda, Stanhome's direct selling company in Brazil.

<PAGE 41>

Edward E. Schiller, 53, is Vice President, Research and Development for The Fuller Brush Company, Inc. Prior to that, he was Vice President and Technical Director for Trebla Chemical Company, a position he held since February, 1985. From May, 1982 to January, 1985, he was Operations Manager at Trebla Chemical Co. Mr. Schiller is currently responsible for all research and development for CPAC, Inc. and its subsidiaries; he is also responsible for the technical service representatives at Trebla Chemical Company, and is the Registrant's Environmental Compliance Officer.

Norbert J. Schneider, age 47, was appointed President of The Fuller Brush Company, Inc. as of April 1, 1996. He joined the company in 1976 as a Product Engineer, and was later promoted to Vice President, Industrial Sales. In 1994 he was appointed Executive Vice President and General Manager. Mr. Schneider has a B.S. degree in Business Administration from Wichita State University.

Item 11.     EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the caption "Executive Compensation" in the 2000 Proxy Statement.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The stock ownership of each person known to CPAC to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and officers of CPAC as a group are incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement. The beneficial ownership of CPAC Common Stock of all directors of the Company is incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to the caption "Information About The Board and Its Committees" in the 2000 Proxy Statement.

<PAGE 42>

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	The following financial statements of the Registrant are included as part of the report:
	1.	Financial Statements:
Report of Independent Accountants
Consolidated Balance Sheets as of March 31, 2000 and 1999
Consolidated Statements of Operations and Comprehensive Income for the Years Ended March 31, 2000, 1999, and 1998
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2000, 1999, and 1998
Consolidated Statements of Cash Flows for the Years Ended March 31, 2000, 1999, and 1998
Notes to Consolidated Financial Statements
	2.	Financial Statement Schedules:
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

(c)	Exhibits
	2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession
	3.	Articles of Incorporation, By-laws
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
	4.	Instruments defining the rights of security holders, including indentures
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, filed as Exhibit 4.1 to Form 10-Q for

<PAGE 43>

the quarter ended June 30, 1998, and further amended by Agreement dated April 27, 2000 filed as Exhibit 4.1 to From 10-K for the period ended March 31, 2000

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

		10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999
	11.	Statement regarding computation of per share earnings (loss)
	12.	Statement regarding computation of ratios
	13.	Annual report to security holders
	16.	Letter regarding change of certifying accountant
	18.	Letter regarding change in accounting principles
	21.	Subsidiaries of the registrant
		21.1	Subsidiaries of the registrant
	22.	Published report regarding matters submitted to vote of security holders
	23.	Consents of experts and counsel
		23.1	Consent of PricewaterhouseCoopers LLP
	24.	Power of attorney
	27.	Financial data schedule
	99.	Additional exhibits

<PAGE 44>

Item 14.     FINANCIAL STATEMENT SCHEDULES                                              SCHEDULE II

CPAC, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED MARCH 31, 2000, 1999 AND 1998

		Additions
	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2000:
Allowance for doubtful accounts	$ 811,000	$ 178,000	0	$ (293,000)	$ 696,000
Inventory reserve	1,565,000	122,000	0	(502,000)	1,185,000
Valuation allowance	335,000	0	0	(335,000)	0

1999:
Allowance for doubtful accounts	$ 840,000	$ 195,000	0	$ (224,000)	$ 811,000
Inventory reserve	1,765,000	466,000	0	(666,000)	1,565,000
Valuation allowance	0	335,000	0	0	335,000

1998:
Allowance for doubtful accounts	$ 587,000	$ 75,000	$ 261,000	$ (83,000)	$ 840,000
Inventory reserve	937,000	287,000	808,000	(267,000)	1,765,000
Plant closure reserve	168,000	0	0	(168,000)	0

<PAGE 45>

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPAC, INC.

Date June 28, 2000	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date June 28, 2000	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer, and Director

Date June 28, 2000	By	/s/ Robert C. Isaacs Robert C. Isaacs, Senior Vice President, Chief Operating Officer, and Director

Date June 28, 2000	By	/s/ Robert Oppenheimer Robert Oppenheimer, Secretary and Director

Date June 28, 2000	By	/s/ Seldon T. James, Jr. Seldon T. James, Jr., Director

Date June 28, 2000	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer, and Director

Date June 28, 2000	By	/s/ David P. Biehn David P. Biehn, Director

Date June 28, 2000	By	/s/ Jerold L. Zimmerman, Ph.D. Jerold L. Zimmerman, Ph.D., Director

Date June 28, 2000	By	/s/ Wendy F. Clay Wendy F. Clay, Vice President, Administration

Date June 28, 2000	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

<PAGE 46>

EXHIBIT INDEX

Exhibit		Page
2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession	N/A
3.	Articles of Incorporation, By-laws

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
4.	Instruments defining the rights of security holders, including indentures

     4.1    Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, filed as Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1998, and further amended by Agreement dated April 27, 2000 filed as Exhibit 4.1 to Form 10-K for the period ended March 31, 2000

49
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

N/A

<PAGE 47>

	10.5 CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999	N/A
11.	Statement regarding computation of per share earnings (loss)	N/A
12.	Statement regarding computation of ratios	N/A
13.	Annual report to security holders	N/A
16.	Letter regarding change of certifying accountant	N/A
18.	Letter regarding change in accounting principles	N/A
21.	Subsidiaries of the registrant
	21.1 Subsidiaries of the registrant	66
22.	Published report regarding matters submitted to vote of security holders	N/A
23.	Consents of experts and counsel	N/A
	23.1 Consent of PricewaterhouseCoopers LLP	67
24.	Power of attorney	N/A
27.	Financial data schedule	68
99.	Additional exhibits	N/A

<PAGE 48>