Form 10-Q
period 2000-06-30
CPAC INC
filed 2000-08-10
CIK 351717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000

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

$.01 Par Value Common Stock
(Title of Class)

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.                       Yes [ X ]          No [     ]

As of June 30, 2000, there were outstanding 5,579,912 shares of the Company's Common Stock, $.01 Par Value. Options for 985,656 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- June 30, 2000 (Unaudited), and March 31, 2000	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended June 30, 2000, and June 30, 1999 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Three Months Ended June 30, 2000, and June 30, 1999 (Unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 2.	Changes in Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12
	SIGNATURE PAGE	14
	EXHIBIT INDEX	15

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2000 (Unaudited)	March 31, 2000 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 3,377,968	$ 4,436,509
Accounts receivable (net of allowance for doubtful accounts of $716,000 and $696,000, respectively)	15,318,112	15,019,382
Inventory	19,445,165	18,862,740
Prepaid expenses and other current assets	2,226,770	2,204,016
Total current assets	40,368,015	40,522,647
Property, plant and equipment, net	20,285,619	20,541,001
Goodwill and intangible assets (net of amortization of $2,270,919 and $2,127,495, respectively)	13,210,004	13,383,151
Other assets	2,644,376	2,650,796
	$ 76,508,014	$ 77,097,595

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,023,845	$ 1,185,349
Accounts payable	4,870,612	5,533,850
Accrued payroll and related expenses	1,597,600	2,043,509
Accrued income taxes payable	1,098,881	380,843
Other accrued expenses and liabilities	2,628,559	2,696,680
Total current liabilities	11,219,497	11,840,231

Long-term debt, net of current portion	7,910,464	8,306,831
Other long-term liabilities	5,259,455	5,168,173
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,665,219 shares and 5,726,566 shares, respectively	56,653	57,265
Additional paid-in capital	13,578,786	13,988,163
Retained earnings	40,205,327	39,273,059
Accumulated other comprehensive income (loss)	(1,131,980)	(945,939)
	52,708,786	52,372,548
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	52,118,598	51,782,360
	$ 76,508,014	$ 77,097,595

Note: The balance sheet at March 31, 2000 has been taken from the audited financial statements of that date.

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2000 AND JUNE 30, 1999
UNAUDITED

	2000	1999

Net sales	$ 26,881,360	$ 26,479,554

Costs and expenses:
Cost of sales	15,286,036	15,079,212
Selling, administrative and engineering expenses	9,085,487	9,088,242
Research and development expense	165,872	192,302
Interest expense, net	207,850	200,228

	24,745,245	24,559,984
Income before income tax expense	2,136,115	1,919,570

Provision for income tax expense	809,000	784,000

Net income	$ 1,327,115	$ 1,135,570

Income per common share:
Basic	$ 0.24	$ 0.18
Diluted	$ 0.24	$ 0.18
Average common shares outstanding:
Basic	5,618,635	6,253,972
Diluted	5,643,517	6,284,819

Comprehensive income:
Net income	$ 1,327,115	$ 1,135,570
Other comprehensive income (loss)	(186,041)	(132,730)

Comprehensive income	$ 1,141,074	$ 1,002,840

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
JUNE 30, 2000 AND JUNE 30, 1999
UNAUDITED

	2000	1999

Cash flows from operating activities:
Net income	$ 1,327,115	$ 1,135,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	734,226	671,958
Amortization of intangible assets	171,959	145,561
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(320,972)	1,749,392
Inventory	(610,660)	(111,392)
Accounts payable	(670,310)	(51,007)
Accrued expenses & liabilities	197,871	(19,891)
Other changes, net	(46,337)	132,624
Total adjustments	(544,223)	2,517,245
Net cash provided by operating activities	782,892	3,652,815

Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(508,299)	(1,055,111)
Net cash used in investing activities	(508,299)	(1,055,111)

Cash flows from financing activities:
Common stock repurchase	(409,989)	(1,288,227)
Issuance of common stock		24,438
Repayment of long-term borrowings	(527,544)	(203,207)
Payment of cash dividends	(394,847)	(411,057)
Net cash used in financing activities	(1,332,380)	(1,878,053)

Effect of exchange rate changes on cash	(754)	(72)

Net increase (decrease) in cash and cash equivalents	(1,058,541)	719,579

Cash and cash equivalents -- beginning of period	4,436,509	412,123

Cash and cash equivalents -- end of period	$ 3,377,968	$ 1,131,702

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the three-month period ended June 30, 2000 and June 30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2000 (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000, Annual Report to Shareholders. The results of operations for the three months ended June 30, 2000, are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory is summarized as follows:

	June 30, 2000	March 31, 2000
Raw materials and purchased parts	$ 8,423,307	$ 7,332,230
Work-in-process	1,144,943	1,055,426
Finished goods	9,876,915	10,475,084
	$ 19,445,165	$ 18,862,740

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

	Three Months Ended June 30,
	2000	1999
Basic weighted average number of shares outstanding	5,618,635	6,253,972
Effect of dilutive stock options	24,882	30,847
Dilutive shares outstanding	5,643,517	6,284,819

Unexercised stock options to purchase 791,629 and 648,968 shares of the Company's common stock as of June 30, 2000 and 1999, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 1999, are still outstanding at the end of the period.

4 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

5 -- SEGMENT INFORMATION

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment and the Imaging segment. Information concerning the Company's business segments for the quarters ended June  30, 2000 and 1999 are as follows:

	Three Months Ended June 30,
	2000	1999
Net sales to customers:
Fuller Brands	$ 15,642,235	$ 16,163,449
Imaging	11,239,125	10,316,105

Total net sales to customers	$ 26,881,360	$ 26,479,554

Operating income:
Fuller Brands	$ 1,510,864	$ 1,319,788
Imaging	879,180	859,828
	2,390,044	2,179,616
Corporate income (loss)	(46,079)	(59,818)
Interest expense, net	(207,850)	(200,228)

Consolidated pretax income	$ 2,136,115	$ 1,919,570

Sales between segments are not material.

6 -- SHAREHOLDERS' EQUITY

Cash Dividends

The Company's Board of Directors declared and paid a $.07 quarterly common share dividend amounting to $394,847, during the quarter ended June 30, 2000.

Stock Repurchase

For the three months ended June 30, 2000 and 1999, respectively, the Company repurchased 61,347 and 172,569 shares of its common stock at an average cost of $6.99 and $7.47 per share, for a total cost of approximately $429,000 and $1,288,000 as part of previously announced Board of Directors' authorized stock buyback programs.

7 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations continue to provide strong operating cash flows. Funds generated allowed the Company to reduce debt by over $527,000, continue its stock buyback program with expenditures approximating $410,000, and continue property, plant and equipment purchases totaling approximately $508,000 during the quarter. At June 30, 2000 the Company had a cash balance of approximately $3,378,000.

The Company maintains a line of credit with Bank of America with a borrowing capacity of $20,000,000. At June 30, 2000, the Company's borrowings under such line were zero. The interest rate is the lower of prime or the 30-day LIBOR rate plus .75%. The line of credit facility matures on October 31, 2002 and requires meeting certain financial covenants, with which the Company was in compliance with at June 30, 2000.

The Company has a seven-year $1,500,000 mortgage commitment with an international bank, which funded the construction of CPAC Asia's facility. The obligation calls for quarterly principal and interest payments, with interest at LIBOR plus 1.75%.

CPAC Asia also has a line of credit with an international bank of 20,000,000 baht (approximately $529,000 based on the first quarter conversion rate in Thailand), with interest at prime plus 1% (Thailand prime was 12%) and collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. At the end of its third quarter, CPAC Asia LTD. had approximately 16,084,000 baht (approximately $425,000 based on the first quarter conversion rate in Thailand) outstanding against the line.

The working capital ratios at June 30, 2000, March 31, 2000, and June 30, 1999 were 3.60 to 1; 3.42 to 1; and 3.60 to 1. Net working capital was in line with the previous year's comparable quarter and slightly improved over year ended March 31, 2000, due to a net reduction in short-term liabilities.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of June 30, 2000. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

Asset Turnover Ratios

	June 30, 2000	March 31, 2000	June 30, 1999
(1) Receivables-days outstanding	51.4 days	54.3 days	57.3 days
(2) Annual inventory turns	3.2 times	3.2 times	2.9 times

Receivable days outstanding decreased over the comparable period last year and March 31, 2000, due to continued improvement in the Fuller Brands' days sales outstanding.

Annual inventory turns increased slightly over the comparable period last year and consistent with March 31, 2000 levels. Improvement over last year's comparable period reflects the Company's goals of improving manufacturing efficiencies in Great Bend and "right-sizing" inventory levels based on current sales levels.

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

Sales for the quarter ended June 30, 2000 increased 1.5% over the quarter June 30, 1999. Sales for the quarter in the Fuller Brands segment decreased 3.2% compared with the quarter ended June 30, 1999. The decrease for the quarter was largely due to a reduction in Fuller's consumer business with a major sweepstakes catalog organization and lower direct sales from the Stanley Home Products division. The decrease for the three-month period was mitigated by a 3% increase in Cleaning Technologies Group sales from the first three months of the fiscal year. For the Imaging segment, overall sales in the three months ended June 30, 2000 increased 8.9% over the comparable period last year largely due to increased sales from its Asian operation and increased equipment sales to the photofinishing and medical imaging markets.

Gross margins were 43.1% for this quarter versus 42.8% for the year ended March 31, 2000 and 43.1% for the same quarter last year. Gross margins in the Fuller Brands segment were 46.8%, 46.9% and 47.3% for the quarter ended June 30, 2000, the year ended March 31, 2000, and the quarter ended June 30, 1999, respectively. Lower Fuller consumer and Stanley Home Products sales contributed to the lower gross margin for the quarter, versus the comparable quarter last year. Gross margins in the Imaging segment were 38% for the quarter ended June 30, 2000, as compared to 36.9% for the year ended March 31, 2000, and 36.3% for the same quarter last year. Improvement in gross margins was partially a function of product mix sold and the positive impact of CPAC Asia.

Selling, administrative, and engineering costs this quarter were 33.8%, versus 33.4% for the year ended March 31, 2000, versus 34.3% for the same quarter last year. In the Fuller Brands segment, selling, administrative, and engineering costs for this quarter decreased to 36.3% from 36.4% for the year ended March 31, 2000, and 38.4% for the same quarter last year. The decrease is a result of expense reduction efforts with the Fuller and CTG operations. In the Imaging segment, selling, administrative, and engineering costs for the quarter were 29.9% versus 27.8% for the year ended March 31, 2000 and 27.4% for the same quarter last year. The increase in the quarter reflects increased expenses in Asia and other operations to promote sales growth.

Net interest expense for the three months ended June 30, 2000 is slightly higher than the comparable period last year, due to interest incurred on foreign borrowings in Europe and Asia.

The provision for income taxes as a percentage of pretax income for the quarter ended June 30, 2000 was 37.9% versus 36.3% for the year ended March 31, 2000, and versus 40.8% for the quarter ended June 30, 1999. The decrease from the comparable quarter last year is due to the impact of the Company's tax holiday in Asia, which exempts most of its operating income from tax. The low tax rate from fiscal 2000 reflected the Federal income tax refund received in the fourth quarter.

Net income for the quarter increased 16.9% over the comparable quarter last year. The increase was largely a result of improved Fuller Brands' earnings, due to cost reduction and manufacturing efficiency efforts taking hold.

Foreign Operations

Combined sales for the foreign operations rose approximately $360,000 in the first quarter of fiscal 2001, versus the comparable period last year. The increase was largely the result of CPAC Asia sales (in the first quarter of fiscal 2000, CPAC Asia was not yet manufacturing or shipping). The remaining foreign operations in Belgium, Italy, and South Africa had a net sales increase of approximately 2%.

Pretax profits for the combined foreign operations approximated 15% of fiscal 2001 consolidated pretax income, up from 2% in fiscal 2000. Again, this was largely driven by profits from Asia, as compared to start-up losses in the first quarter of fiscal 2000. Also increased profits from the Company's Belgian operation offset small decreases in profits from the Italian and African operations to contribute to the overall foreign operation's profit increase.

The Company has exposure to currency fluctuations and from time to time has utilized hedging programs (primarily forward foreign currency exchange contracts), to help minimize the impact of these fluctuations on results of operations. At June 30, 2000 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Foreign Operations under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Also see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the Company's Form 10-K for the year ended March 31, 2000.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings None
Item 2.	Changes in Securities and Use of Proceeds None
Item 3.	Defaults Upon Senior Securities None
Item 4.	Submission of Matters to a Vote of Security Holders None
Item 5.	Other Information None
Item 6.	Exhibits and Reports on Form 8-K

a.   Exhibits

The following Exhibits, as applicable, are attached to this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

(2) Plan of acquisition, regarding organization, arrangement, liquidation, or succession Not applicable
(3) Articles of Incorporation, By-laws
3.1

Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996, and further amended by Certificate of Amendment dated August  19, 1999, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1999

	3.2	By-laws, as amended, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1998
(4) Instruments defining the rights of security holders, including indentures
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, filed as Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1998, and further amended by Agreement dated April 27, 2000 filed as Exhibit 4.1 to Form 10-K for the period ended March 31, 2000

PAGE 12
(10) Material contracts
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 14, 1997, November 24, 1998 and September 24, 1999

10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999
(11) Statement regarding computation of per share earnings (loss) Not applicable
(15) Letter regarding unaudited interim financial information Not applicable
(18) Letter regarding change in accounting principles Not applicable
(19) Report furnished to security holders Not applicable
(22) Published report regarding matters submitted to vote of security holders Not applicable
(23) Consents of experts and counsel Not applicable
(24) Power of attorney Not applicable
(27) Financial data schedule
(99) Additional exhibits Not applicable

b.   Reports Filed on Form 8-K

1. On April 13, 2000, the Company filed a Current Report (Form 8-K) with respect to the April 5, 2000 appointment of Jerold L. Zimmerman, Ph.D., by the Registrant to its Board of Directors, increasing the Board's size to seven members.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPAC, INC.

Date August 10, 2000	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date August 10, 2000	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date August 10, 2000	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
2.	Plan of acquisition, regarding organization, arrangement, liquidation, or succession		N/A
3.	Articles of incorporation, By-laws
3.1

Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996, and further amended by Certificate of Amendment dated August  19, 1999, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1999

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
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

N/A
10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

N/A
10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 14, 1997, November 24, 1998 and September 24, 1999

N/A
PAGE 15
10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
11.	Statement regarding computation of per share earnings (loss)		N/A
15.	Letter regarding unaudited interim financial information		N/A
18.	Letter regarding change in accounting principles		N/A
19.	Report furnished to security holders		N/A
22.	Published report regarding matters submitted to vote of security holders		N/A
23.	Consents of experts and counsel		N/A
24.	Power of attorney		N/A
27.	Financial data schedule		17
99.	Additional exhibits		N/A