Form 10-Q
period 2000-09-30
CPAC INC
filed 2000-11-09
CIK 351717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000

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

$.01 Par Value Common Stock
(Title of Class)

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.                       Yes [ X ]          No [     ]

As of September 30, 2000, there were outstanding 5,515,712 shares of the Company's Common Stock, $.01 Par Value. Options for 963,406 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

<PAGE 1>

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- September 30, 2000 (Unaudited), and March 31, 2000	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Six Months Ended September 30, 2000, and September 30, 1999 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended September 30, 2000, and September 30, 1999 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Six Months Ended September 30, 2000, and September 30, 1999 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13
	SIGNATURE PAGE	16
	EXHIBIT INDEX	17

<PAGE 2>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2000 (Unaudited)	March 31, 2000 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 4,716,704	$ 4,436,509
Accounts receivable (net of allowance for doubtful accounts of $749,000 and $716,000, respectively)	15,361,723	15,019,382
Inventory	19,119,251	18,862,740
Prepaid expenses and other current assets	2,412,934	2,204,016
Total current assets	41,610,612	40,522,647
Property, plant and equipment, net	19,896,992	20,541,001
Goodwill and intangible assets (net of amortization of $2,418,521 and $2,270,919, respectively)	13,064,471	13,383,151
Other assets	2,918,051	2,650,796
	$ 77,490,126	$ 77,097,595

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,055,290	$ 1,185,349
Accounts payable	5,327,376	5,533,850
Accrued payroll and related expenses	1,699,253	2,043,509
Accrued income taxes payable	715,315	380,843
Other accrued expenses and liabilities	2,676,047	2,696,680
Total current liabilities	11,473,281	11,840,231

Long-term debt, net of current portion	7,904,011	8,306,831
Other long-term liabilities	5,442,178	5,168,173
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,601,019 shares and 5,726,566 shares, respectively	56,011	57,265
Additional paid-in capital	13,073,567	13,988,163
Retained earnings	41,287,779	39,273,059
Accumulated other comprehensive income (loss)	(1,156,513)	(945,939)
	53,260,844	52,372,548
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	52,670,656	51,782,360
	$ 77,490,126	$ 77,097,595

Note: The balance sheet at March 31, 2000 has been taken from the audited financial statements of that date.

The accompanying notes are an integral part of the financial statements.

<PAGE 3>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
UNAUDITED

	2000	1999

Net sales	$ 53,239,008	$ 54,463,903

Costs and expenses:
Cost of sales	29,728,250	31,158,349
Selling, administrative and engineering expenses	18,134,412	18,455,362
Research and development expense	327,563	368,636
Interest expense, net	469,369	371,609

	48,659,594	50,353,956
Income before income tax expense	4,579,414	4,109,947

Provision for income tax expense	1,775,000	1,685,000

Net income	$ 2,804,414	$ 2,424,947

Income per common share:
Basic	$ 0.50	$ 0.39
Diluted	$ 0.50	$ 0.39
Average common shares outstanding:
Basic	5,586,828	6,225,717
Diluted	5,622,521	6,257,382

Comprehensive income:
Net income	$ 2,804,414	$ 2,424,947
Other comprehensive income (loss)	(210,574)	(362,477)

Comprehensive income	$ 2,593,840	$ 2,062,470

The accompanying notes are an integral part of the financial statements.

<PAGE 4>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
UNAUDITED

	2000	1999

Net sales	$ 26,357,648	$ 27,984,349

Costs and expenses:
Cost of sales	14,442,214	16,079,137
Selling, administrative and engineering expenses	9,048,925	9,367,120
Research and development expense	161,691	176,334
Interest expense, net	261,519	171,381

	23,914,349	25,793,972
Income before income tax expense	2,443,299	2,190,377

Provision for income tax expense	966,000	901,000

Net income	$ 1,477,299	$ 1,289,377

Income per common share:
Basic	$ 0.27	$ 0.21
Diluted	$ 0.26	$ 0.21
Average common shares outstanding:
Basic	5,555,021	6,197,461
Diluted	5,601,525	6,229,944

Comprehensive income:
Net income	$ 1,477,299	$ 1,289,377
Other comprehensive income (loss)	(24,533)	(229,747)

Comprehensive income	$ 1,452,766	$ 1,059,630

The accompanying notes are an integral part of the financial statements.

<PAGE 5>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
UNAUDITED

	2000	1999

Cash flows from operating activities:
Net income	$ 2,804,414	$ 2,424,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,450,348	1,423,382
Amortization of intangible assets	331,587	286,357
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(363,710)	1,442,278
Inventory	(283,107)	1,052,065
Accounts payable	(213,885)	(983,102)
Accrued expenses & liabilities	(36,503)	685,164
Other changes, net	(221,779)	(8,659)
Total adjustments	662,951	3,897,485
Net cash provided by operating activities	3,467,365	6,322,432

Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(834,017)	(2,046,654)
Net cash used in investing activities	(834,017)	(2,046,654)

Cash flows from financing activities:
Common stock repurchase	(934,735)	(1,417,263)
Issuance of common stock		28,438
Proceeds from long-term borrowings		1,500,000
Repayment of long-term borrowings	(628,013)	(326,279)
Payment of cash dividends	(789,694)	(814,360)
Net cash used in financing activities	(2,352,442)	(1,029,464)

Effect of exchange rate changes on cash	(711)	(176)

Net increase in cash and cash equivalents	280,195	3,246,138

Cash and cash equivalents -- beginning of period	4,436,509	412,123

Cash and cash equivalents -- end of period	$ 4,716,704	$ 3,658,261

The accompanying notes are an integral part of the financial statements.

<PAGE 6>

CPAC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the six-month period ended September 30, 2000 and September  30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2000 (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000, Annual Report to Shareholders. The results of operations for the six-months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory is summarized as follows:

	September 30, 2000	March 31, 2000
Raw materials and purchased parts	$ 7,801,756	$ 7,332,230
Work-in-process	1,146,225	1,055,426
Finished goods	10,171,270	10,475,084
	$ 19,119,251	$ 18,862,740

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2000	1999	2000	1999
Basic weighted average number of shares outstanding	5,555,021	6,197,461	5,586,828	6,225,717
Effect of dilutive stock options	46,504	32,483	35,693	31,665
Dilutive shares outstanding	5,601,525	6,229,944	5,622,521	6,257,382

Unexercised stock options to purchase 595,379 and 723,343 shares of the Company's common stock as of September 30, 2000 and 1999, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 1999, are still outstanding at the end of the period.

<PAGE 7>

4 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

5 -- SEGMENT INFORMATION

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment and the Imaging segment. Information concerning the Company's business segments for the quarters ended September 30, 2000 and 1999 are as follows:

Three Months Ended September 30,			Six Months Ended September 30,
	2000	1999	2000	1999
Net sales to customers:
Fuller Brands	$ 15,335,557	$ 16,482,401	$ 30,977,792	$ 32,645,850
Imaging	11,022,091	11,501,948	22,261,216	21,818,053

Total net sales to customers	$ 26,357,648	$ 27,984,349	$ 53,239,008	$ 54,463,903

Operating income:
Fuller Brands	$ 1,283,617	$ 1,451,655	$ 2,794,481	$ 2,771,443
Imaging	1,206,630	1,101,681	2,085,810	1,961,509
	2,490,247	2,553,336	4,880,291	4,732,952
Corporate income (loss)	214,571	(191,578)	168,492	(251,396)
Interest expense, net	(261,519)	(171,381)	(469,369)	(371,609)

Consolidated pretax income	$ 2,443,299	$ 2,190,377	$ 4,579,414	$ 4,109,947

Sales between segments are not material.

6 -- SHAREHOLDERS' EQUITY

Stock Repurchase

For the six months ended September 30, 2000 and 1999, respectively, the Company repurchased 125,547 and 188,281 shares of its common stock at an average cost of $7.45 and $7.53 per share, for a total cost of approximately $935,000 and $1,417,000 as part of previously announced Board of Directors' authorized stock buyback programs.

7 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

<PAGE 8>

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations continue to provide strong operating cash flows. Funds generated allowed the Company to reduce debt by over $628,000, continue its stock buyback program with expenditures approximating $935,000, continue property, plant and equipment purchases totaling approximately $834,000 and pay out dividends of approximately $790,000 during the first six months of fiscal 2001. At September 30, 2000 the Company had a cash balance of $4,716,704.

The Company maintains a line of credit with Bank of America with a borrowing capacity of $20,000,000. At September 30, 2000, the Company's borrowings under such line were zero. The interest rate is the lower of prime or the 30-day LIBOR rate plus .75%. The line of credit facility matures on October 31, 2002 and requires meeting certain financial covenants, with which the Company was in compliance at September 30, 2000.

CPAC Asia also has a line of credit with an international bank of 20,000,000 baht (approximately $510,000 based on the second quarter conversion rate in Thailand), with interest at prime plus 1% (Thailand prime was 8.25%) and collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. At the end of its second quarter, CPAC Asia LTD. had approximately 19,964,000 baht (approximately $509,000 based on the second quarter conversion rate in Thailand) outstanding against the line.

The Company's working capital ratios at September 30, 2000, March 31, 2000, and September 30,1999 were 3.63 to 1; 3.42 to 1; and 3.68 to 1. The working capital ratio improvement continued through the first six months of fiscal 2001, due to small increases in cash, accounts receivable, and inventory, coupled with more rapid decreases in current liabilities. The ratio, as compared to September 30, 1999, is slightly lower, due to current liabilities decreasing slower.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of September 30, 2000. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

Asset Turnover Ratios

	September 30, 2000	March 31, 2000	September 30, 1999
(1) Receivables-days outstanding	52.2 days	54.3 days	56.5 days
(2) Annual inventory turns	3.1 times	3.2 times	3.1 times

Receivable days outstanding decreased over the comparable period last year and March 31, 2000, due to continued improvement in the Fuller Brands' days sales outstanding.

Annual inventory turns have remained fairly consistent with the comparable periods of fiscal 2000.

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

Sales for the quarter ended September 30, 2000 decreased 5.8% over the quarter ended September 30, 1999, and decreased 2.2% for the six months ended September 30, 2000 over the six months ended September 30, 1999. Sales for the quarter in the Fuller Brands segment decreased 7% as compared with the quarter ended September 30, 1999, and decreased 5.1% for the six months ended September 30, 2000 over the comparable period last year. The decreases for the quarter and six-month periods were largely due to continued reduction in Fuller's consumer business with a major sweepstakes catalog organization and lower direct sales from the Stanley Home Products division. The decrease for the six-month period also included lower Cleaning Technology Group sales, which were off 2% over the similar period last year. For the Imaging segment, overall sales in the second quarter decreased 4.2% as compared with the quarter ended September 30, 1999, but showed a 2% increase for the six months ended September 30, 2000 over the comparable period last year. Lower sales of domestic photo and medical imaging chemistry overshadowed strong foreign sales growth during the quarter, to contribute to a net decrease. Foreign sales growth was mitigated somewhat due to foreign currency values declining against the U.S. dollar. The increase for the six-month period reflects the strong sales of the Company's Asian operation, and increased sales of equipment to the medical imaging and photofinishing industries, which primarily took place in the first quarter.

Gross margins were 45.2% for this quarter versus 42.8% for the year ended March 31, 2000 and 42.5% for the same quarter last year. Gross margins in the Fuller Brands segment were 48.5%, 46.9%, and 45.9% for the quarter ended September 30, 2000, the year ended March 31, 2000, and the quarter ended September 30, 1999, respectively. Improvement over previous periods reflect the manufacturing efficiencies achieved from cost reduction efforts begun in the third quarter of fiscal 2000 into the beginning of fiscal 2001. Gross margins in the Imaging segment were 40.6% for the quarter ended September 30, 2000, as compared to 36.9% for the year ended March 31, 2000, and 37.7% for the same quarter last year. The increase is partly a reflection of product mix sold and the continued strong performance of CPAC Asia.

Selling, administrative, and engineering costs this quarter were 34.3%, versus 33.4% for the year ended March 31, 2000, versus 33.5% for the same quarter last year. In the Fuller Brands segment, selling, administrative and engineering costs for this quarter increased to 39.3% from 36.4% for the year ended March 31, 2000, and 36.3% for the same quarter last year. This increase is largely a result of relatively flat expenses on a lower sales volume during the second quarter. It is expected that this percentage may remain higher than comparable 2000 periods, as efforts are made to stimulate sales growth in both the commercial and direct selling operations of Fuller Brands. In the Imaging segment, selling, administrative, and engineering costs for the quarter were 29.3% versus 27.8% for the year ended March 31, 2000 and 27.7% for the same quarter last year. While these expenses are higher than comparable periods last year, they are down from the 29.9% experienced in the first quarter of fiscal 2001. Although the percentages have fluctuated somewhat over the last twelve months, the Company will continue to control expenditures, based on expected sales levels.

<PAGE 10>

Net interest expense for the six months ended September 30, 2000 is higher than the comparable period last year, due to interest incurred on foreign borrowings in Asia.

The provision for income taxes as a percentage of pretax income for the quarter ended September 30, 2000 was 39.5% versus 36.3% for the year ended March 31, 2000, and versus 41.1% for the quarter ended September 30, 1999. The decrease from the comparable quarter last year is due to the impact of the Company's tax holiday in Asia, which exempts most of its operating income from tax. The low tax rate from fiscal 2000 reflected the Federal income tax refund received in the fourth quarter.

Net income for the quarter and six months ended September 30,2000 increased 14.6% and 15.6%, respectively, over the comparable quarter and six months ended last year. The increase is largely attributable to the impact of manufacturing efficiencies achieved in Fuller Brands and after-tax profitability of the Company's Asian operation.

Foreign Operations

Combined sales for the foreign operations rose approximately $590,000 in the second quarter of fiscal 2001 and $1,100,000 for the six months ended September 30, 2000, versus comparable periods last year. The increases were largely the result of CPAC Asia sales. For the first six months of fiscal 2000, the Company's domestic photochemical manufacturer serviced the Company's Asian customers, until the Asian facility was completed. Starting in the third quarter of fiscal 2000, this business was shifted to the Bangkok, Thailand, facility, whereby it has expanded into new Asian markets. The remaining foreign operations in Belgium, Italy, and South Africa had net sales increases of approximately 11% for the second quarter and six months ended September 30, 2000, versus comparable periods in fiscal 2000.

Pretax profits for the combined foreign operations approximated 23% of consolidated pretax income for the second quarter of fiscal 2001, and 19.5% for the six months ended September 30, 2000, up from 5.2% and 3.8% of the comparable periods in fiscal 2000. Again, this was largely driven by profits from the Asian operation, as compared to start-up losses in the first quarter of fiscal 2000. Also strong earnings performance in the second quarter from the Company's Belgian and Italian operations contributed to the overall foreign operation's profit increase.

The Company's foreign operations, however, incurred foreign currency pressures, as the deterioration in all local currencies (Belgian franc, Italian lira, South African rand, and the Thailand baht) became more pronounced. This trend is expected to continue and will impact third quarter foreign results. The Company has from time to time used hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At September 30, 2000 no forward currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

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

<PAGE 11>

technology systems are currently meeting the dual currency phase requirements, and it is anticipated that the final phase of the Euro conversion will not have a negative effect on the Company.

Forward-Looking Information

This Form 10-Q contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "if," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

<PAGE 12>

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings None
Item 2.	Changes in Securities and Use of Proceeds None
Item 3.	Defaults Upon Senior Securities None
Item 4.	Submission of Matters to a Vote of Security Holders

1.  The Annual Meeting of the Shareholders of the Registrant was held on August 9, 2000. At such Annual Meeting, the following individuals were elected as Directors of the Registrant, to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:

Number of Votes:
		For	Against
	Thomas N. Hendrickson Robert C. Isaacs Robert Oppenheimer Seldon T. James, Jr. Thomas J. Weldgen Jerold L. Zimmerman, Ph.D.	4,731,329 4,749,408 4,784,094 4,784,001 4,749,401 4,782,868	96,772 78,693 44,007 44,100 78,700 45,233

2.  In addition, at such Annual Meeting, the Shareholders:

     (a)  ratified the appointment of PricewaterhouseCoopers LLP by the Board of Directors, as independent auditors of the Registrant for the fiscal year ending March 31, 2001, with votes cast as follows:

	For 4,805,295	Against 19,867	Abstain 2,939
(b) approved the grant of an option to a new director of the Company, Jerold L. Zimmerman, Ph.D., to purchase 15,000 shares of the Company's $.01 par value common stock with votes cast as follows:
	For 4,725,940	Against 91,623	Abstain 10,538

Item 5.	Other Information None
Item 6.	Exhibits and Reports on Form 8-K

a.   Exhibits

The following Exhibits, as applicable, are attached to this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

<PAGE 13>

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
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 14, 1997, November 24, 1998, September 24, 1999 and September 29, 2000

10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

<PAGE 14>

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

CPAC, INC.

Date November 9, 2000	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date November 9, 2000	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date November 9, 2000	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

<PAGE 16>

EXHIBIT INDEX

Exhibit			Page
2.	Plan of acquisition, regarding organization, arrangement, liquidation, or succession		N/A
3.	Articles of incorporation, By-laws
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
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

N/A
10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

N/A
10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 14, 1997, November 24, 1998, September 24, 1999 and September 29, 2000

N/A

<PAGE 17>

10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

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