Form 10-Q
period 2000-12-31
CPAC INC
filed 2001-02-09
CIK 351717

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2000

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

$.01 Par Value Common Stock
(Title of Class)

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.                       Yes [ X ]          No [     ]

As of December 31, 2000, there were outstanding 5,508,203 shares of the Company's Common Stock, $.01 Par Value. Options for 883,088 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

<PAGE 1>

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- December 31, 2000 (Unaudited), and March 31, 2000	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Nine Months Ended December 31, 2000, and December 31, 1999 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended December 31, 2000, and December 31, 1999 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Nine Months Ended December 31, 2000, and December 31, 1999 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13
	SIGNATURE PAGE	15
	EXHIBIT INDEX	16

<PAGE 2>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2000 (Unaudited)	March 31, 2000 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 6,527,757	$ 4,436,509
Accounts receivable (net of allowance for doubtful accounts of $707,000 and $696,000, respectively)	13,712,938	15,019,382
Inventory	18,655,172	18,862,740
Prepaid expenses and other current assets	2,590,423	2,204,016
Total current assets	41,486,290	40,522,647
Property, plant and equipment, net	19,200,527	20,541,001
Goodwill and intangible assets (net of amortization of $2,529,177 and $2,127,495, respectively)	12,866,890	13,383,151
Other assets	2,750,129	2,650,796
	$ 76,303,836	$ 77,097,595

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,133,070	$ 1,185,349
Accounts payable	4,342,769	5,533,850
Accrued payroll and related expenses	1,409,498	2,043,509
Accrued income taxes payable	576,786	380,843
Other accrued expenses and liabilities	2,559,330	2,696,680
Total current liabilities	10,021,453	11,840,231

Long-term debt, net of current portion	7,928,625	8,306,831
Other long-term liabilities	5,470,289	5,168,173
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,593,510 shares and 5,726,566 shares, respectively	55,936	57,265
Additional paid-in capital	13,029,382	13,988,163
Retained earnings	41,957,729	39,273,059
Accumulated other comprehensive income (loss)	(1,569,390)	(945,939)
	53,473,657	52,372,548
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	52,883,469	51,782,360
	$ 76,303,836	$ 77,097,595

Note: The balance sheet at March 31, 2000 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

<PAGE 3>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED
DECEMBER 31, 2000 AND DECEMBER 31, 1999
UNAUDITED

	2000	1999

Net sales	$ 77,295,838	$ 81,599,609

Costs and expenses:
Cost of sales	43,309,515	46,593,793
Selling, administrative and engineering expenses	26,580,465	27,179,081
Research and development expense	478,177	549,968
Interest expense, net	632,231	512,625

	71,000,388	74,835,467
Income before income tax expense	6,295,450	6,764,142

Provision for income tax expense	2,435,000	2,774,000

Net income	$ 3,860,450	$ 3,990,142

Income per common share:
Basic	$ 0.69	$ 0.64
Diluted	$ 0.69	$ 0.64
Average common shares outstanding:
Basic	5,562,822	6,204,987
Diluted	5,591,798	6,232,778

Comprehensive income:
Net income	$ 3,860,450	$ 3,990,142
Other comprehensive income (loss)	(623,451)	(520,793)

Comprehensive income	$ 3,236,999	$ 3,469,349

The accompanying notes are an integral part of the financial statements.

<PAGE 4>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
DECEMBER 31, 2000 AND DECEMBER 31, 1999
UNAUDITED

	2000	1999

Net sales	$ 24,056,830	$ 27,135,706

Costs and expenses:
Cost of sales	13,581,265	15,435,444
Selling, administrative and engineering expenses	8,446,053	8,723,719
Research and development expense	150,614	181,332
Interest expense, net	162,862	141,016

	22,340,794	24,481,511
Income before income tax expense	1,716,036	2,654,195

Provision for income tax expense	660,000	1,089,000

Net income	$ 1,056,036	$ 1,565,195

Income per common share:
Basic	$ 0.19	$ 0.25
Diluted	$ 0.19	$ 0.25
Average common shares outstanding:
Basic	5,514,810	6,163,527
Diluted	5,530,351	6,183,572

Comprehensive income:
Net income	$ 1,056,036	$ 1,565,195
Other comprehensive income (loss)	(412,877)	(158,316)

Comprehensive income	$ 643,159	$ 1,406,879

The accompanying notes are an integral part of the financial statements.

<PAGE 5>

CPAC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
DECEMBER 31, 2000 AND DECEMBER 31, 1999
UNAUDITED

	2000	1999

Cash flows from operating activities:
Net income	$ 3,860,450	$ 3,990,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,174,284	2,112,462
Amortization of intangible assets	511,234	439,810
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,238,981	3,154,138
Inventory	115,790	901,994
Accounts payable	(1,212,446)	(1,103,931)
Accrued expenses & liabilities	(582,352)	(50,321)
Other changes, net	(261,878)	84,562
Total adjustments	1,983,613	5,538,714
Net cash provided by operating activities	5,844,063	9,528,856

Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(928,271)	(2,600,320)
Business acquisition, net of cash acquired		(622,696)
Net cash used in investing activities	(928,271)	(3,223,016)

Cash flows from financing activities:
Common stock repurchase	(978,995)	(2,392,481)
Issuance of common stock		39,733
Proceeds from long-term borrowings	1,555,300	1,981,848
Repayment of long-term borrowings	(2,192,954)	(690,717)
Payment of cash dividends	(1,175,780)	(1,217,013)
Net cash used in financing activities	(2,792,429)	(2,278,630)

Effect of exchange rate changes on cash	(32,115)	(214)

Net increase in cash and cash equivalents	2,091,248	4,026,996

Cash and cash equivalents -- beginning of period	4,436,509	412,123

Cash and cash equivalents -- end of period	$ 6,527,757	$ 4,439,119

The accompanying notes are an integral part of the financial statements.

<PAGE 6>

CPAC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the nine-month period ended December 31, 2000 and December 31, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at December 31, 2000 (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000, Annual Report to Shareholders. The results of operations for the nine-months ended December 31, 2000 are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory is summarized as follows:

	December 31, 2000	March 31, 2000
Raw materials and purchased parts	$ 7,776,962	$ 7,332,230
Work-in-process	1,060,824	1,055,426
Finished goods	9,817,386	10,475,084
	$ 18,655,172	$ 18,862,740

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

	Three Months Ended December 31,	Nine Months Ended December 31,
	2000	1999	2000	1999
Basic weighted average number of shares outstanding	5,514,810	6,163,527	5,562,822	6,204,987
Effect of dilutive stock options	15,541	20,045	28,976	27,791
Dilutive shares outstanding	5,530,351	6,183,572	5,591,798	6,232,778

Unexercised stock options to purchase 744,061 and 794,629 shares of the Company's common stock as of December 31, 2000 and 1999, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2000, are still outstanding at the end of the period.

<PAGE 7>

4 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

5 -- SEGMENT INFORMATION

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment and the Imaging segment. Information concerning the Company's business segments for the quarters and nine months ended December 31, 2000 and 1999 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2000	1999	2000	1999
Net sales to customers:
Fuller Brands	$ 13,648,231	$ 15,623,396	$ 44,626,023	$ 48,269,246
Imaging	10,408,599	11,512,310	32,669,815	33,330,363

Total net sales to customers	$ 24,056,830	$ 27,135,706	$ 77,295,838	$ 81,599,609

Operating income:
Fuller Brands	$ 1,118,998	$ 1,853,835	$ 4,099,384	$ 4,625,278
Imaging	838,092	1,117,015	2,923,902	3,078,524
	1,957,090	2,970,850	7,023,286	7,703,802
Corporate income (loss)	(78,192)	(175,639)	(95,605)	(427,035)
Interest expense, net	(162,862)	(141,016)	(632,231)	(512,625)

Consolidated pretax income	$ 1,716,036	$ 2,654,195	$ 6,295,450	$ 6,764,142

Sales between segments are not material.

During the third quarter, the Company modified its method of allocating fiscal 2001 Corporate expenses to its two segments. This change, which was recorded retroactive to April 1, 2000, resulted in an increase in operating income for the third quarter and nine months ended December 31, 2000, for the Fuller Brands and Imaging segments, and a decrease to Corporate's operating income for the third quarter and nine months ended December 31, 2000 in the amounts of $95,595 and $281,500, respectively, with no effect on consolidated net income. No restatement of fiscal 2000 operating income was required.

6 -- SHAREHOLDERS' EQUITY

Stock Repurchase

For the nine months ended December 31, 2000 and 1999, respectively, the Company repurchased 133,056 and 313,991 shares of its common stock at an average cost of $7.36 and $7.62 per share, for a total cost of approximately $979,000 and $2,392,000 as part of previously announced Board of Directors' authorized stock buyback programs.

7 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

<PAGE 8>

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations continue to provide strong operating cash flows. Funds generated allowed the Company to reduce debt on a net basis by over $637,000, continue its stock buyback program with expenditures approximating $979,000, continue property, plant and equipment purchases totaling approximately $928,000 and pay out dividends of approximately $1,176,000 during the first nine months of fiscal 2001. At December 31, 2000 the Company had a cash balance of $6,527,757.

The Company maintains a line of credit with Bank of America with a borrowing capacity of $20,000,000. At December 31, 2000, the Company's borrowings under such line were zero. The interest rate is the lower of prime or the 30-day LIBOR rate plus .75%. The line of credit facility matures on October 31, 2002 and requires meeting certain financial covenants, with which the Company was in compliance at December 31, 2000.

CPAC Asia also has a line of credit with an international bank of 20,000,000 baht (approximately $475,000 based on the third quarter conversion rate in Thailand), with interest at prime plus 1% (Thailand prime was 8.25%) and collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. At the end of its third quarter, CPAC Asia LTD. had approximately 15,039,000 baht (approximately $357,000 based on the third quarter conversion rate in Thailand) outstanding against the line.

In December 2000, CPAC Asia entered into a borrowing arrangement with an international bank totaling 67,500,000 million baht (approximately $1,570,000 based on the third quarter conversion rate) to finance its Thailand based facility. Proceeds from these obligations were used to payoff United States borrowings incurred when the Company had initially borrowed to finance the facility construction. The first obligation, totaling 16,875,000 baht (approximately $393,000 based on the third quarter conversion rate) has interest due quarterly at 5.75%, and matures in December 2001. The second obligation, totaling 50,625,000 baht (approximately $1,177,000) with interest at 7.385%, requires quarterly payments of interest and principal, with the obligation maturing in 2006. The obligations are collateralized with standby letters of credit guaranteed by CPAC, Inc.

The Company's working capital ratios at December 31, 2000, March 31, 2000, and December 31, 1999 were 4.14 to 1; 3.42 to 1; and 3.85 to 1. The working capital ratio improvement over March 31, 2000 and fiscal 2000's third quarter was due to lower current liability levels than previously carried.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of December 31, 2000. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

Asset Turnover Ratios

	December 31, 2000	March 31, 2000	December 31, 1999
(1) Receivables-days outstanding	51.1 days	54.3 days	53.9 days
(2) Annual inventory turns	3.1 times	3.2 times	3.1 times

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

Sales for the quarter ended December 31, 2000 decreased 11.3% over the quarter ended December 31, 1999, and decreased 5.3% for the nine months ended December 31, 2000 over the nine months ended December 31, 1999. Sales for the third quarter in the Fuller Brands segment decreased 12.6% as compared with the quarter ended December 31, 1999, and decreased 7.5% for the nine months ended December 31, 2000 over the comparable period last year. The decreases for the quarter and nine-month periods were largely due to continued reduction in Fuller's consumer business with a major sweepstakes catalog organization and lower direct sales from the Stanley Home Products division. The decrease for the current quarter also included lower Cleaning Technology Group sales, which were off 13.6% over the similar period last year. For the Imaging segment, overall sales in the third quarter decreased 9.6% as compared with the quarter ended December 31, 1999, and 2.0% for the nine months ended December 31, 2000 over the comparable period last year. Lower sales of domestic photo and medical imaging chemistry contributed to a net decrease. The Company's foreign operations sales growth were hampered due to local currency values declining against the U.S. dollar. The decrease for the nine-month period was offset by the strong sales of the Company's Asian operation.

Gross margins were 43.5% for this quarter versus 42.8% for the year ended March 31, 2000 and 43.1% for the same quarter last year. Gross margins in the Fuller Brands segment were 47.9%, 46.9%, and 46.9% for the quarter ended December 31, 2000, the year ended March 31, 2000, and the quarter ended December 31, 1999, respectively. Improvement over previous periods reflect the manufacturing efficiencies achieved from cost reduction efforts begun in the third quarter of fiscal 2000 into the beginning of fiscal 2001. Gross margins in the Imaging segment were 37.8% for the quarter ended December 31, 2000, as compared to 36.9% for the year ended March 31, 2000, and 38.0% for the same quarter last year. The increase over March 31 levels is partly a reflection of product mix sold and the continued strong performance of CPAC Asia.

Selling, administrative, and engineering costs this quarter were 35.1%, versus 33.4% for the year ended March 31, 2000, versus 32.2% for the same quarter last year. In the Fuller Brands segment, selling, administrative and engineering costs for this quarter increased to 38.9% from 36.4% for the year ended March 31, 2000, and 34.1% for the same quarter last year. This increase is largely a result of relatively flat expenses on a lower sales volume during the third quarter. It is expected that this percentage may remain higher than comparable 2000 periods, as efforts are made to stimulate sales growth in both the commercial and direct selling operations of Fuller Brands. In the Imaging segment, selling, administrative, and engineering costs for the quarter were 29.4% versus 27.8% for the year ended March 31, 2000 and 28.0% for the same quarter last year. Similar to the Company's other segment, relatively flat expenses on decreasing sales caused the increase as a percentage of sales.

Net interest expense for the nine months ended December 31, 2000 is higher than the comparable period last year, due to interest incurred on foreign borrowings in Asia.

The provision for income taxes as a percentage of pretax income for the quarter ended December 31, 2000 was 38.5% versus 36.3% for the year ended March 31, 2000, and versus 41.03% for

<PAGE 10>

the quarter ended December 31, 1999. The decrease from the comparable quarter last year is due to the impact of the Company's tax holiday in Asia, which exempts most of its operating income from tax. The low tax rate from fiscal 2000 reflected the Federal income tax refund received in the fourth quarter.

Net income for the quarter and nine months ended December 31, 2000 decreased 32.5% and 3.3%, respectively, over the comparable quarter and nine months ended last year. The decrease is largely attributable to the economic slowdown experienced in both segments.

Foreign Operations

Combined sales for the foreign operations rose approximately $535,000 in the third quarter of fiscal 2001 and $1,555,000 for the nine months ended December 31, 2000, versus comparable periods last year. The increases were largely the result of CPAC Asia sales. For the first nine months of fiscal 2000, the Company's domestic photochemical manufacturer serviced the Company's Asian customers, until the Asian facility was completed. Starting at the end of the third quarter of fiscal 2000, this business was shifted to the Bangkok, Thailand, facility, whereby it has expanded into new Asian markets. The remaining foreign operations in Belgium, Italy, and South Africa had net sales decreases of approximately 7.1% for the third quarter ended December 31, 2000, versus the comparable quarter of fiscal 2000, and net sales increases of approximately 4.2% for the nine months ended December 31, 2000, versus the nine months ended December 31, 1999.

Pretax profits for the combined foreign operations approximated 31.1% of consolidated pretax income for the third quarter of fiscal 2001, and 22.7% for the nine months ended December 31, 2000, up from 14.7% and 8.1% of the comparable periods in fiscal 2000. Again, this was largely driven by profits from the Asian operation, as compared to start-up losses in the first nine months of fiscal 2000. Also strong earnings performance in the third quarter from the Company's Belgian and Italian operations contributed to the overall foreign operation's profit increase.

The Company's foreign operations, however, incurred foreign currency pressures, as the deterioration in all local currencies (Belgian franc, Italian lira, South African rand, and the Thailand baht) became more pronounced. This trend is expected to continue and may impact fourth quarter foreign results. The Company has from time to time used hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At December 31, 2000 no forward currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

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

<PAGE 11>

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

<PAGE 13>
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
(27) Financial data schedule Not applicable
(99) Additional exhibits Not applicable
b. Reports Filed on Form 8-K None
<PAGE 14>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPAC, INC.

Date February 9, 2001	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date February 9, 2001	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date February 9, 2001	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

<PAGE 15>

EXHIBIT INDEX

Exhibit			Page
2.	Plan of acquisition, regarding organization, arrangement, liquidation, or succession		N/A
3.	Articles of incorporation, By-laws
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

N/A
<PAGE 16>
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
11.	Statement regarding computation of per share earnings (loss)		N/A
15.	Letter regarding unaudited interim financial information		N/A
18.	Letter regarding change in accounting principles		N/A
19.	Report furnished to security holders		N/A
22.	Published report regarding matters submitted to vote of security holders		N/A
23.	Consents of experts and counsel		N/A
24.	Power of attorney		N/A
27.	Financial data schedule		N/A
99.	Additional exhibits		N/A
<PAGE 17>