Form 10-K405
period 2001-03-31
CPAC INC
filed 2001-06-25
CIK 351717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended March 31, 2001

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

As of June 22, 2001, there were outstanding 5,283,094 shares of the Company's Common Stock, $.01 Par Value. The aggregate market value of the 2,110,782 shares held by non-affiliates on that date was $13,572,328, based on the closing price of $6.43 on the Nasdaq National Market. Options for 1,067,338 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Part III of this report are incorporated herein by reference to portions of the Registrant's Proxy Statement dated June 22, 2001.

The Exhibit Index to this Report is found on page 35.

<PAGE 1>

CPAC, INC. TABLE OF CONTENTS

INDEX TO ITEMS INCORPORATED BY REFERENCE

PART III		Caption in Proxy Statement
Item 10.	Directors and Executive Officers of the Registrant.	Directors and Executive Officers
Item 11.	Executive Compensation.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions.	Information About the Board and Its Committees

<PAGE 2>

PART I

Item 1.     BUSINESS.

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

The Company's initial strategy prior to fiscal 1995 evolved around the imaging industry. Acquisitions of Trebla Chemical Company (1984), Allied Diagnostic Imaging Resources, Inc. (1988), PRS, Inc. (1988), CPAC Europe, N.V. (1991), and CPAC Italia, S.r.l. (1992), helped the Company to expand its business into chemical manufacturing for the photochemical and medical imaging businesses, both domestically and internationally, while continuing to provide customers with full wrap-around solutions through existing silver refining equipment and services.

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

On July 23, 1997, CPAC acquired the commercial cleaning chemicals business of IVAX Industries and consolidated it with Fuller Brush's commercial cleaning division to form Cleaning Technologies Group (CTG). CTG operates as a business unit of Fuller Brands and is a supplier to the janitorial cleaning market through partnerships with distributors and private-label manufacturing. The former IVAX manufacturing facility in Marion, Ohio, was closed during fiscal year 1999, and all production was moved to the Fuller Brush plant in Great Bend, Kansas.

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

<PAGE 3>

NATURE OF BUSINESS

Business Segments

The Company is an acquirer, licensee, and developer of recognized brand names, and a manufacturer of branded and private label chemicals. The Company operates in two industry segments. The Fuller Brands segment includes the manufacture and sale of specialty chemical cleaning products and related accessories (brushes, brooms, mops) for commercial janitorial and consumer use, as well as personal products such as soaps, shampoos, and skin care items. The Imaging segment includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. For additional financial information on these two segments, refer to Footnote 8 of Notes to Consolidated Financial Statements.

Fuller Brands Segment

The Fuller Brush Company, Inc.

CPAC acquired The Fuller Brush Company to diversify into new specialty chemical markets. Fuller makes over 2,200 different products, including household and commercial cleaning chemicals, brushes, brooms, mops, and personal care products.

The business is divided into industrial and consumer divisions. In addition, Fuller manufactures its products on a contract basis, and has a relationship with roughly 400 O.E.M. companies. Fuller has more than 100 trademarks in the U.S., Canada, and Puerto Rico, and sells products under a variety of names.

Cleaning Technologies Group (CTG)

Operating as a business unit of Fuller Brands, Cleaning Technologies Group is comprised of the acquired assets of IVAX Industries and Fuller's existing commercial cleaning business. Products are marketed under the recognized trademarks of Franklin®, Fuller Brush® Commercial, and Masury Columbia™ through a combined network of 600 distributors.

Stanley Home Products (SHP)

The Company's license agreement with an unrelated third party to manufacture and distribute Stanley Home Products through the use of trademarks and formulas through March 31, 2010, enhanced the Company's presence in the Cleaning and Personal Care market by reinforcing the direct selling element of Fuller Brush. During fiscal 1999, the Company negotiated an amendment to the agreement to obtain ownership of the name when the agreement expires. Stanley's products include over 250 different cleaning and personal care items sold through a network of independent customer representatives via the "party plan." Stanley has over 50 trademarks in the U.S., Canada, and Puerto Rico. Products are marketed under various brand names including, but not limited to, "Naturals," "Selectives," "Luminosa," "Cool-A-Ped," and "Lactessens."

Imaging Segment

Trebla Chemical Company

Chemicals are used in the developing process of both photographic film and paper. The exhausted chemicals must be replaced by fresh chemicals or regenerated. Trebla manufactures a complete line of chemical replenishment and chemical regeneration kits for the photographic industry, as well as chemicals for any process that develops a silver halide image.

Trebla's Trecon® and Trelux® brand paper and film chemistries enhance the recovery efficiencies of CPAC silver and chemical recovery systems, to reduce chemical usage and minimize pollutant discharge. The company believes it is the leading manufacturer of recyclable chemistries. Trebla pioneered the industry's first line of developer regeneration kits, to allow photo labs to reuse color developer without purchasing recycling equipment. Trebla also has patents on its one-part TriPhase™ developer, liquid-powder Slush™ chemistry, and most recently, a one-part bleach-fix.

Trebla continues to develop and introduce chemical products specifically to cut pollutant discharge, reduce chemistry costs, eliminate odors, and minimize packaging waste. The company also does contract manufacturing.

Allied Diagnostic Imaging Resources, Inc.

Medical, dental and industrial X-rays, and graphic arts pre-press plates all require processing of an exposed image in chemical solutions to produce an image. Allied produces a complete line of high quality chemical solutions for these purposes.

<PAGE 4>

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

CPAC Africa (Pty) LTD

CPAC Africa manufactures Trebla chemicals and markets CPAC silver recovery equipment for sale to photographic customers in the Sub-Sahara countries. The entity operates as a subsidiary of CPAC Europe in Belgium.

CPAC Asia LTD.

CPAC Asia was established in Bangkok, Thailand, to increase CPAC's market position in the Pacific Rim and to establish an additional chemical manufacturing and distribution point for the photographic markets. CPAC, Inc. owns an 80% interest in CPAC Asia LTD. with the remaining 20% owned by AMCM, a distribution company in Thailand. The plant became fully operational in September 1999.

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

On April 1, 1998, CPAC, Inc. acquired the PerfectView® line of illuminators (light boxes) for the medical industry. These products are manufactured by the Equipment Division and are marketed through an existing distributor network, as well as through Allied's distributor and national accounts channels.

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

<PAGE 5>

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

Consumer Division

Fuller Brush markets its consumer chemical and non-chemical products to consumers using primarily three sales methods:

1) Direct Sales

Fuller Brush pioneered the direct selling industry and at one point, earned almost all of its revenue from this "door-to-door" sales approach. In contrast, Stanley Home Products' customer representatives utilize the party plan sales method. In this scenario, a hostess invites friends and family to her home to view a demonstration of Stanley products by an SHP customer representative, who solicits orders from the guests. SHP products are also sold one-on-one, through fundraising programs, and over the Internet. CPAC has converted most of SHP manufacturing to the Fuller Brush facility in Great Bend, Kansas.

2) Retail Outlet Stores

Fuller's retail outlet stores feature discontinued inventory, surplus products, and seconds merchandise, and provide the company with an opportunity to meet its inventory control objectives. Fuller presently has nine retail outlet stores nationwide.

3) Mail Order/Catalog Sales

In addition to the hundreds of thousands of catalogs Fuller prints for use by the sales force and distributors, the company also advertises select products in other specialized manufacturers' publications. Fuller promotes its high quality product line through nationally recognized catalogs.

Trebla Chemical Company

PRS provides sales and marketing representation for Trebla Chemical Company. Imaging chemical products are primarily sold through the PRS field sales force to dealers. In order to increase sales penetration in the minilab market segment, a dealer organization was established. At present, there are 30 independent dealers marketing Trebla products.

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

<PAGE 6>

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

The Equipment Division markets silver recovery equipment, as well as PerfectView® illuminators and Steri-Dent® sterilizers, through dealer networks. The Company's silver recovery products and chemical mixers and blenders are sold through X-ray and solution service dealers and graphic arts and equipment dealers serving the newspaper and printing industries. Illuminators are sold to hospital radiology departments and healthcare clinics. Sterilizers are sold primarily to dental offices.

PRS, Inc.

PRS currently acts as a "commissioned sales agency" for Trebla Chemical and CPAC Equipment Division, providing sales and customer service. PRS, in its sales and marketing capacity, is free to draw upon the various technical resources within the CPAC organization. PRS uses the family of complementary products and services available to establish and maintain vendor relations with its customers. In addition, PRS is paid a commission for silver refined by Pioneer Refining Services, Inc., Salt Lake City, Utah, an unrelated company.

PRS maintains a network of distributors who are authorized to sell selected products on a non-exclusive regional basis. Internationally, there are a number of exclusive and non-exclusive distributive arrangements in addition to the CPAC Europe, CPAC Italia, CPAC Africa, and CPAC Asia organizations. All PRS-appointed distributorships may be canceled without cause upon ninety days written notice.

CPAC Africa (Pty) LTD

CPAC Africa (Pty) LTD is a manufacturer of CPAC brand and private-label color photographic chemistry. The entity also markets CPAC's line of pollution control and chemical recycling systems. CPAC Africa supplies customers in South Africa, Namibia, Botswana, Zimbabwe, Zambia, and Zaire.

CPAC Asia LTD.

CPAC Asia LTD. was established in response to a growing demand for Trebla brand color photographic chemistry in the Pacific Rim. This new plant is serving customers in countries throughout the region including Japan, Malaysia, Thailand, Vietnam, Indonesia, and Korea. CPAC Asia also markets CPAC silver recovery equipment and silver refining services.

Research and Development

The amount spent on Company-sponsored research and development totaled $646,339, $742,057, and $766,417 for the years ended March 31, 2001, 2000, and 1999 respectively. All research and development for the Fuller Brands segment is carried out at Fuller, in Great Bend. Primary research and development for all CPAC chemical operations in the Imaging segment is carried out in St. Louis at the Trebla facilities.

Sales and Customers

The Company's net sales for the fiscal years ended March 31, 2001, 2000, and 1999 were $104.5 million, $112.1 million, and $115.4 million, respectively, during which periods total foreign sales were $15.8 million, $14.0 million, and $13.2 million, respectively.

Trebla Chemical Company; Allied Diagnostic Imaging Resources, Inc.; CPAC Europe, N.V.; CPAC Italia, S.r.l.; The Fuller Brush Company, Inc.; CPAC Africa (Pty) LTD; and CPAC Asia LTD. generally work without a backlog and usually ship any order within 24 hours of receipt. Backlog for the Equipment Division is not material. Fuller has some commercial business in contract manufacturing and production of custom products where orders are generally placed for longer-term delivery cycles. The majority of such orders are filled within 90 days and the backlog is not material.

<PAGE 7>

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

Employees

At March 31, 2001, the Company employed 612 people with 390 working in the Fuller Brands segment, 201 in the Imaging segment, and 21 assigned to the CPAC Corporate staff.

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

Item 2.     PROPERTIES.

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

Trebla is currently leasing 20,480 sq. ft. of office and warehouse space in the same industrial complex as its existing facility, as well as 14,800 sq. ft. of additional warehouse space immediately adjacent to the current warehouse facility. Both leases expire in September 2001, and management is currently in discussions regarding lease extensions.

CPAC Europe, N.V. owns approximately 5 acres of land in Industriepark Herentals (near Antwerp), Belgium. The building, completed in fiscal 1992, is 15,500 sq. ft. There is a mortgage outstanding on the property. CPAC Europe expanded its facilities during fiscal 1999, adding 28,400 sq. ft.

<PAGE 8>

Allied's main plant and headquarters, located in Norcross, Georgia, are approximately 84,000 sq. ft. The facilities are leased until August 31, 2004.

CPAC Italia leases its office and industrial manufacturing space in Milan, Italy under a two-year operating lease agreement with the former owners of Chimifoto Ornano. Management is in the process of relocating to an industrial complex outside of Milan, and has given notice under the terms of the lease, that they will vacate the building on or before December 31, 2001, at which time the lease will terminate. Terms of a lease agreement for the new location have not yet been concluded, but are expected to be finalized by the end of July, 2001. CPAC Italia also leases warehouse space under a six-year lease agreement.

The Fuller Brush Company, Inc.'s 450,000 sq. ft. facility is located in Great Bend, Kansas. The single story building contains manufacturing, distribution, office facilities, and retail outlet store, and has access to both truck and rail transportation for shipping purposes. The facility was financed through an Industrial Revenue Bond, which is outstanding until 2009. Fuller Brush constructed a 105,000 sq. ft. North America Distribution Center (warehouse facility) on its property in Great Bend, Kansas, to accommodate Fuller's recently integrated acquisition and to position Fuller Brush for future acquisitions and revenue growth. Fuller also leases eight third party retail outlet stores with two stores located in Missouri and one located in each of the following: Maine, Maryland, New Hampshire, South Carolina, Tennessee, and Wisconsin. There is also an outlet store located at the Fuller Brush offices in Kansas.

CPAC Africa's 14,000 sq. ft. manufacturing facility is located in Pretoria, South Africa, and is leased under an arrangement expiring in December 2004.

CPAC Asia owns its 33,000 sq. ft. facility located in Chachoengsao, Thailand.

In management's estimation, all facilities are adequate to allow the Company to continue operations.

Item 3.     LEGAL PROCEEDINGS.

No material litigation is pending to which the Registrant and/or its subsidiary(ies) is a party or of which property of the Registrant and/or its subsidiary(ies) is the subject.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal market on which the Registrant's Common Stock is being traded is the national Over-The-Counter (OTC) market in the NASDAQ National Market System.

	Fiscal 2001				Fiscal 2000
	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q
Price per share:
High	$7.250	$7.656	$8.500	$7.625	$8.250	$8.375	$9.000	$8.375
Low	6.125	5.375	7.125	6.375	6.641	5.250	5.250	6.875

The source of such quotations is from the Nasdaq-Amex OnlineSM service. Such online quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

The approximate number of holders of record of the Common Stock of the Registrant as of March 31, 2001 is 1,680. This number includes only holders of record, and beneficial holders who have disclosed that they are recordholders.

<PAGE 9>

Item 6.     SELECTED FINANCIAL DATA.

For the Years Ended March 31,
	2001	2000	1999	1998(2)	1997
Net Sales(1)	$104,544,036	$112,146,601	$115,390,753	$108,712,722	$95,491,461
Operating income(3)	8,045,535	9,486,963	10,258,028	12,060,181	12,766,661
Income before income tax expense	7,298,852	8,796,508	9,560,204	11,574,174	12,746,269
Net income	4,584,852	5,602,508	5,624,204	6,820,174	7,528,269
Earnings per share -- diluted(4)	0.82	0.91	0.82	0.95	1.02
Total assets	77,436,153	77,097,595	76,901,667	78,621,159	69,016,132
Long-term debt(5)	8,995,490	9,492,180	8,178,855	10,016,830	6,878,147
Cash dividends declared	1,558,331	1,609,169	875,569	0	0
Cash dividends per share(6)	0.28	0.26	0.13	0	0

(1) In accordance with EITF 00-10, shipping and handling costs billed to customers have been reclassed to net sales, with no impact on operating or net income.

(2) The 1998 financial data includes the acquisition of Cleaning Technologies Group on July 23, 1997.

(3) Income before interest expense (income) net and income tax expense.

(4) Reflects restatement required under SFAS 128, adopted in fiscal 1998.

(5) Includes current maturities.

(6) On November 2, 1998, the Board of Directors approved the reinstatement of a regular quarterly cash dividend of $0.065 a share. On June 7, 2000, the regular quarterly cash dividend was increased to $0.07 a share.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

For the Years Ended March 31,
	2001	2000	1999
Working capital (in thousands)	$31,503	$28,682	$29,762
Working capital ratio	3.73 to 1	3.42 to 1	3.65 to 1

During fiscal 2001, reductions in capital spending ($1.7 million) and reductions in stock repurchases ($4.2 million), helped to offset lower earnings ($1 million) and contributed to increased working capital and an improvement in the working capital ratio.

During fiscal 2000, lower revenues and operating earnings contributed to the decrease in the Company's working capital levels. Increased net borrowings ($1.1 million), primarily to support the construction and start-up activities of CPAC Asia, as

<PAGE 10>

well as cash utilized for the stock buy-back program ($5.8 million) and capital additions ($3.1 million), also lowered working capital levels. However, cash generated from operations ($14.1 million) was extremely strong, due to reduction in inventory levels, improvement in accounts receivable collection efforts, and other operating efficiencies experienced.

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

The Company's domestic line of credit agreement, which matures on October 31, 2002, has borrowing availability of $20,000,000 with interest payable monthly at the lower of prime or the 30 day LIBOR rate plus .75% (prime was 8% and LIBOR was 5.08%, respectively at March 31, 2001). The line of credit facility requires meeting certain financial covenants, with which the Company was in compliance at March 31, 2001.

The Company's majority-owned subsidiary CPAC Asia LTD. has a line of credit with an international bank of 19.6 million baht (approximately $451,000 based on the year-end conversion rate in Thailand). Interest is payable at prime (prime rate in Thailand was 8.75% at March 31, 2001), with the line collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. CPAC Asia LTD. had borrowings against the line of credit of $286,040 at March 31, 2001.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of March 31, 2001. It is expected that additional financing may be necessary to allow the Company to pursue additional acquisitions.

Asset Turnover Ratios

For the Years Ended March 31,
	2001	2000	1999
(1) Receivables-days outstanding	51.3 days	53.0 days	53.7 days
(2) Annual inventory turns	3.2 times	3.2 times	3.1 times

Receivable days outstanding improved in 2001 over 2000 levels, due primarily to continued improvement in Fuller Brands' collection efforts, as well as a reduction of credit promotional programs associated with the Stanley direct selling operation.

Inventory turns in 2001 remained fairly constant with 2000 levels despite the significant drop-off in sales, as levels were managed and matched closely with the economic slowdown that occurred starting in the third quarter.

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

For the Years Ended March 31,
	2001	2000	1999
Operating return on net sales	8%	8%	9%
Net income on net sales	4%	5%	5%
Net income to net worth	9%	11%	10%

The decrease in operating return on net sales, net income on net sales, and net income to net worth in 2001, as compared to 2000, is a result of the revenue and earnings shortfall experienced in the third and fourth quarter, due to the economic slowdown experienced by the Company's domestic operations.

The slight decrease in operating return on net sales in 2000 as compared to 1999, is primarily a result of the revenue shortfalls experienced by the Company, which overshadowed the cost reductions implemented during the year. The ratio of net income on net sales stayed consistent as compared to 1999, while net income to net worth increased slightly over 1999, primarily due to lower shareholders' equity in 2000 from the increased stock buybacks and full year of dividends.

<PAGE 11>

Leverage Ratios

Debt to debt-plus-equity is calculated by dividing all liabilities by the sum of all liabilities plus shareholders' equity. Total debt to equity is calculated by dividing all liabilities by the amount of shareholders' equity.

These ratios measure the extent to which the Company has been financed by debt and are an important measure to our lending institutions.

For the Years Ended March 31,
	2001	2000	1999
Debt to debt-plus-equity	32%	33%	30%
Total debt to equity	0.47 to 1	0.49 to 1	0.42 to 1

The decrease in both ratios in 2001, as compared to 2000, is a function of lower debt levels of existing obligations ($9.0 million versus $9.5 million), as well as reduced amounts of common stock repurchases in 2001 versus 2000.

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

Net Sales and Net Income

The Company's net sales decreased 6.8% in 2001, as compared to 2000, and 2.8% in 2000, as compared to 1999.

For the Fuller Brands segment, 2001 net sales decreased 8.1% over 2000, with all three operating divisions, Fuller, Stanley, and CTG experiencing lower volumes, which intensified in the third and fourth quarters. 2000 net sales decreased 7.3% over 1999, again with all operating divisions showing declines.

For the Imaging segment, sales in 2001 decreased 4.9% over 2000. This was largely attributable to decreases in the Imaging segment's domestic medical imaging and photochemical sales, as well as the impact of currency translations on the foreign operation's reported revenues, which caused net sales to be reduced by approximately $1.5 million. Sales in 2000 increased 4.4% over 1999 due to increases in the medical imaging market. Sales from CPAC Asia's Thailand operation in 2000 helped to offset decreases in the domestic photochemical market.

Net income in 2001 decreased 18.2% from 2000, due to reductions in revenues from both segments that accelerated in the third and fourth quarters. In the Fuller Brands segment, lower sales volume coupled with fixed operating expenses and continuation of sales stimulation programs caused operating income to decline 28.4% as compared to 2000. In the Imaging segment, reductions in operating income of the domestic operations were partially offset by positive foreign operation's earnings, leading to a net decline in operating income of 11.1%. In addition, foreign currency negatively impacted Imaging results by approximately $170,000. Corporate overhead expense, not allocated to the two segments, declined in 2001 over 2000 due to a reduction in overall spending, resulting from the economic slowdown being experienced.

Net income in 2000 decreased less than .5% as compared to 1999. However, 2000's profits were favorably impacted by a one-time federal tax refund of $335,000 received in the fourth quarter of fiscal 2000, related to the previous disposition of the Company's Venezuelan operation. Net income, excluding the tax benefit, decreased approximately 5%. Lower sales in the Fuller Brands segment, largely due to a major decline in sales to a consumer catalog customer, offset operational efficiencies and expense reduction efforts and contributed to a decline in operating income of 5.3%. Increased sales and profits in the Imaging segment's medical imaging operations contributed to an increase of 16.8% in operating profits for this segment.

Foreign Operations

Combined net sales of the Company's foreign operations in Belgium, Italy, South Africa, and Thailand rose 15% in 2001 over 2000. This was primarily attributable to CPAC Asia, which had a full year of sales and manufacturing in 2001, versus only three months of actual shipments in fiscal 2000. Combined net sales of the other three foreign operations rose

<PAGE 12>

less than .5%. Pretax profits for the combined grouped increased by approximately $676,000 to approximately $1,344,000. This was led by CPAC Asia which was profitable in 2001 versus a start-up loss in 2000, and CPAC Europe whose profits were up over $150,000. Both net sales and pretax income were impacted by the strong U.S. dollar and high currency translation rates. Management estimates that currency movements unfavorably impacted combined net sales and pretax profits by approximately $1,500,000 and $170,000, respectively.

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

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At March 31, 2001 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

Gross Margins

Gross margins (net sales less cost of sales expressed as a percentage of net sales), were 43.7%, 43.5%, and 43.8% for the years ended March 31, 2001, 2000, and 1999, respectively.

Gross margins in the Fuller Brands segment remained fairly constant in 2001 at 48.3% as compared to 48.5% and 48.2% in 2000 and 1999, respectively. However, with a lower volume of sales in late fiscal 2001, gross margins dropped to approximately 45% in the fourth quarter and are expected to remain at that level, until sales increases allow the operation to absorb greater shares of manufacturing overhead. In addition, future margins will be impacted by product mix, as the segment's direct selling businesses have higher gross margins than the commercial cleaning businesses.

Gross margins in the Imaging segment increased to 37.2% in 2001, versus 36.3% and 36.7% in 2000 and 1999, respectively, largely as a result of the strong first two quarter's activity. It is expected with the sales slowdown that margins will gravitate to fourth quarter levels of approximately 34%-35%, until sales rebound.

The Company believes that past capital expenditures for plant and machinery and equipment in each segment both domestically and overseas should allow the Company to pursue higher volume, price competitive manufacturing opportunities, as many large, multinational companies continue to outsource non-strategic manufacturing.

Selling, Administration and Engineering Expenses

This category amounted to 35.3%, 34.4%, and 34.2% of net sales in fiscal years 2001, 2000, and 1999, respectively.

In 2001, the Fuller Brands segment's selling, administration and engineering expenses were 40.2% of net sales, as compared to 38.3% in 2000 and 1999, respectively. Despite the drop-off in revenues in 2001, the Company continued to commit funding to new Fuller Brands sales programs and increase penetration through its Internet sites. Until revenues begin to grow, it is expected that selling, administration and engineering expenses may continue to approximate 40%-42%, of net sales, a level reached during the fourth quarter of fiscal 2001.

In 2001, the Imaging segment's selling, administration and engineering expenses as a percentage of sales were 28.9% versus 27.4% and 28.4% in 2000 and 1999, respectively. Increases as a percentage of sales were largely caused by the sharp reduction of sales in the domestic medical imaging and photochemical areas. The Company continued its level of investment in these markets in sales and marketing programs with the expectation that sales volumes would ultimately increase as the markets improve. Although prospects for economic improvement are uncertain, it does not appear that selling, administration and engineering expenses, as a percentage of sales, will vary materially from the 2001 levels.

Research and Development Expenses

Research and development expenses, as a percentage of net sales, have remained fairly constant at .6% for 2001 and .7% for 2000 and 1999, respectively. This reflects the Company's strategy of focusing on improving existing products or developing complementary products, based on customer needs. In the Fuller Brands segment, it is anticipated that research efforts will be focused on developing and enhancing personal care products for the segment's direct selling business, which is believed to have the potential for volume increases in the future. Also, continual development and improvements in the segment's commercial floor products will allow it to compete for large, national account business. R&D efforts in the Imaging segment will continue to focus on improving the various chemical products being sold domestically and abroad. It is anticipated that expenses as a percentage of sales will remain consistent with these levels in 2002.

<PAGE 13>

Interest Expense

The increase in net interest expense in 2001 versus 2000, is primarily a reflection of higher interest incurred on borrowings related to CPAC Asia LTD. The decrease in net interest expense in 2000 versus 1999 was the result of strong operating cash flows, which allowed the Company to stay out of its domestic line of credit throughout much of 2000. This was offset somewhat by an increase in international interest expense due to investments in CPAC Asia LTD.

Income taxes

The provision for income taxes, as a percentage of pretax income, was 37.2% in 2001, as compared to 36.3% and 41.2% in 2000 and 1999, respectively. The low rate in 2000 reflected the tax benefit recognized in the fourth quarter of 2000, related to the income tax refund received from the tax write-off of the Company's previously discontinued Venezuelan operation. Absent this tax benefit, the Company's effective tax rate would have been 40%. In 2001, the effective tax rate reflected the benefit of the seven year tax holiday existing for the Company's Asian subsidiary, as well as lower domestic state taxes. Since the Company continues to receive the tax holiday through 2006, it is anticipated that the Company's effective rate will continue to range from 37% to 39% during 2002.

Impact of Inflation

Due to continued competitive sales pressures in both of the Company's segments, the Company has generally not been able to pass on all inflation related cost increases in its Imaging segment or in its Fuller Brands commercial cleaning operation. The Company is hoping to minimize the impact of inflationary pressures through increased productivity and cost reduction efforts with its various vendors.

Environmental Contingency

Remediation efforts that related to the fiscal 1995 acquisition of the Fuller Brush Company, Inc. operations have been substantially completed and now consist of minimal "monitoring" efforts. The Company is awaiting final acceptance of the work from the Department of Health and Environment of the State of Kansas. Management does not believe that further remediation work, if any, would have a material impact on the results of operations.

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

Accounting Changes

In fiscal 2001, the Company implemented Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which specifies the criteria that must be met before revenue is realized or realizable and earned. In accordance with SAB 101, the Company recognizes revenue upon shipment of product. Appropriate accruals or discounts, volume rebates, and other allowances are recorded as reduction in sales. The implementation of SAB 101 had no impact on the Company's consolidated balance sheet or statement of operations.

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," beginning in fiscal 2001, the Company classifies shipping and handling costs billed to customers as revenue. For the Fuller Brands segment, shipping and handling costs incurred are grouped with selling, administrative and engineering expenses. For the Imaging segment, shipping and handling costs incurred are grouped with cost of sales. Net sales, cost of sales, and selling, administrative and engineering expenses for 2000 and 1999 have been reclassified for comparability. Reclassifications had no impact on net income.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes the accounting and reporting standards for derivatives. This is effective April 1, 2001 and will not have any impact on the Company's consolidated balance sheet or statement of operations.

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

<PAGE 14>

involve certain risks, uncertainties, and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The Future Factors that may affect the operations, performance and results of the Company's business include the following:

a.	general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations;
b.	the level of competition and consolidation within the commercial cleaning supply industry;
c.	the effect of changes in the distribution channels for Fuller Brands;
d.	the level of domestic demand for the Company's Imaging products and the impact of digital imaging;
e.	the ability to increase volume through the Great Bend manufacturing plant to absorb fixed overhead; and
f.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's exposure to changes in interest rates results from investing and borrowing activities. At March 31, 2001, the Company has no interest rate swap agreements in place, which would limit its exposure to upward movements in interest rates. In the event interest rates were to increase or decrease by 1%, the effect on interest expense would not be material compared to that which would result if rates remained constant and at rates which existed at March 31, 2001.

Approximately 87% of the Company's sales are denominated in U.S. dollars. The remainder of the Company's sales are denominated in Belgian francs, African Rand, Italian lira, and Thai baht. A 10% change in the value of these currencies would impact the Company's revenues by approximately 1%. The Company monitors the relationship between the U.S. and its foreign currencies on a continuous basis and adjusts sales prices for products and services sold in those currencies as appropriate safeguards to the profitability of sales recorded in those currencies.

<PAGE 15>

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Accountants

To the Board of Directors and Shareholders of
CPAC, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 31 present fairly, in all material respects, the financial position of CPAC, Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Rochester, New York
May 25, 2001

<PAGE 16>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2001 AND 2000

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 8,859,885	$ 4,436,509
Accounts receivable (net of allowance for doubtful accounts of $645,000 and $696,000 at March 31, 2001 and 2000, respectively)	14,341,047	15,019,382
Inventory	17,500,006	18,862,740
Prepaid expenses and other current assets	2,345,282	2,204,016
Total current assets	43,046,220	40,522,647
Property, plant and equipment, net	18,960,122	20,541,001
Goodwill and intangible assets (net of amortization of $2,751,116 and $2,127,495 at March 31, 2001 and 2000, respectively)	12,799,458	13,383,151
Other assets	2,630,353	2,650,796
	$ 77,436,153	$ 77,097,595

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,263,577	$ 1,185,349
Accounts payable	5,035,909	5,533,850
Accrued payroll and related expenses	1,532,263	2,043,509
Accrued income taxes payable	483,370	380,843
Other accrued expenses and liabilities	3,227,685	2,696,680
Total current liabilities	11,542,804	11,840,231

Long-term debt, net of current portion	7,731,913	8,306,831
Other long-term liabilities	5,435,088	5,168,173
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,500,477 shares and 5,726,566 shares at March 31, 2001 and 2000, respectively	55,004	57,265
Additional paid-in capital	12,372,174	13,988,163
Retained earnings	42,299,580	39,273,059
Accumulated other comprehensive income (loss)	(1,410,222)	(945,939)
	53,316,536	52,372,548
Less: Treasury stock, at cost, 85,307 shares at March 31, 2001 and 2000, respectively	(590,188)	(590,188)
Total shareholders' equity	52,726,348	51,782,360
	$ 77,436,153	$ 77,097,595

The accompanying notes are an integral part of the financial statements.

<PAGE 17>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

	2001	2000	1999

Net sales	$ 104,544,036	$ 112,146,601	$ 115,390,753

Costs and expenses:
Cost of sales	58,901,612	63,386,506	64,858,986
Selling, administrative and engineering expenses	36,950,550	38,531,075	39,507,322
Research and development expense	646,339	742,057	766,417
Interest income	(267,880)	(249,498)	(114,755)
Interest expense	1,014,563	939,953	812,579
	97,245,184	103,350,093	105,830,549
Income before income tax expense	7,298,852	8,796,508	9,560,204

Provision for income tax expense	2,714,000	3,194,000	3,936,000

Net income	$ 4,584,852	$ 5,602,508	$ 5,624,204

Net income per common share:
Basic	$ 0.83	$ 0.92	$ 0.83
Diluted	$ 0.82	$ 0.91	$ 0.82
Average common shares outstanding:
Basic	5,534,101	6,122,921	6,775,697
Diluted	5,560,795	6,151,775	6,822,742

Comprehensive income:
Net income	$ 4,584,852	$ 5,602,508	$ 5,624,204
Other comprehensive income (loss)	(464,283)	(410,831)	678,172

Comprehensive income	$ 4,120,569	$ 5,191,677	$ 6,302,376

The accompanying notes are an integral part of the financial statements.

<PAGE 18>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost

BALANCE, MARCH 31, 1998	$ 69,966	$ 24,057,178	$ 30,531,085	$ (1,213,280)	$ (590,188)

Issuance of 15,038 shares of common stock upon exercise of common stock options	150	114,872
Repurchase and retirement of 547,061 shares of common stock	(5,471)	(4,476,274)
Restricted stock amortization		67,075
Net income for the year			5,624,204
Cash dividends declared at $.13 a share			(875,569)
Translation adjustments				678,172

BALANCE, MARCH 31, 1999	64,645	19,762,851	35,279,720	(535,108)	(590,188)

Issuance of 3,906 shares of common stock upon exercise of common stock options	39	18,399
Repurchase and retirement of 766,873 shares of common stock	(7,669)	(5,809,837)
Issuance of 25,000 shares of restricted common stock, net	250	(250)
Restricted stock amortization		17,000
Net income for the year			5,602,508
Cash dividends declared at $.26 a share			(1,609,169)
Translation adjustments				(410,831)

BALANCE, MARCH 31, 2000	57,265	13,988,163	39,273,059	(945,939)	(590,188)

Repurchase and retirement of 226,089 shares of common stock	(2,261)	(1,618,989)
Restricted stock amortization		3,000
Net income for the year			4,584,852
Cash dividends declared at $.28 a share			(1,558,331)
Translation adjustments				(464,283)

BALANCE, MARCH 31, 2001	$ 55,004	$ 12,372,174	$ 42,299,580	$ (1,410,222)	$ (590,188)

The accompanying notes are an integral part of the financial statements.

<PAGE 19>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

	2001	2000	1999

Cash flows from operating activities:
Net income	$ 4,584,852	$ 5,602,508	$ 5,624,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,956,202	2,907,816	2,604,236
Amortization of intangible assets	573,183	527,303	436,678
Deferred income taxes	7,000	560,000	570,000
Minority interest in consolidated foreign subsidiary	137,544	(8,617)	12,191
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	660,498	2,600,735	(800,268)
Inventory	1,340,968	1,786,963	993,947
Accounts payable	(504,204)	(17,637)	21,263
Accrued payroll and related expenses	(513,152)	170,735	(407,710)
Accrued income taxes payable	102,527	(150,912)	83,232
Other changes, net	519,941	105,992	(1,228,037)
Total adjustments	5,280,507	8,482,378	2,285,532
Net cash provided by operating activities	9,865,359	14,084,886	7,909,736

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(1,398,905)	(3,136,495)	(5,032,688)
Business acquisition, net of cash acquired		(622,696)	(676,473)
Net cash used in investing activities	(1,398,905)	(3,759,191)	(5,709,161)

Cash flows from financing activities:
Exercise of stock options		18,438	115,022
Repurchase of common stock	(1,621,250)	(5,817,506)	(4,481,745)
Proceeds from long-term borrowings	1,214,735	1,500,000	1,337,117
Repayment of long-term borrowings	(2,075,325)	(391,106)	(3,112,924)
Payment of cash dividends	(1,558,331)	(1,609,169)	(875,569)
Net cash used in financing activities	(4,040,171)	(6,299,343)	(7,018,099)

Effect of exchange rate changes on cash	(2,907)	(1,966)	3,519

Net increase (decrease) in cash and cash equivalents	4,423,376	4,024,386	(4,814,005)

Cash and cash equivalents -- beginning of year	4,436,509	412,123	5,226,128

Cash and cash equivalents -- end of year	$ 8,859,885	$ 4,436,509	$ 412,123

The accompanying notes are an integral part of the financial statements

<PAGE 20>

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

The minority interests in the earnings (losses) of the consolidated foreign subsidiaries for the years ended March 31, 2001, 2000, and 1999 were $137,544, ($8,617), and $12,191, respectively, and are included in selling, general, and engineering expenses. Minority interest included in the Consolidated Balance Sheets at March 31, 2001 and 2000 was $332,708 and $195,164, respectively.

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

Revenue Recognition

In fiscal 2001, the Company implemented Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements," which specifies the criteria that must be met before revenue is realized or realizable and earned. In accordance with SAB 101, the Company recognizes revenue upon shipment of product. Appropriate accruals for discounts, volume rebates, and other allowances are recorded as reduction in sales. The implementation of SAB 101 had no impact.

Shipping and Handling Fees and Costs

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," beginning with fiscal 2001, the Company classifies shipping and handling costs billed to customers as revenue. Shipping and handling costs for the Fuller Brands' Segment amounting to $6,463,000, $6,546,000, and $6,903,000 in 2001, 2000, and 1999, respectively, are included in selling, administrative and engineering expenses. Similar costs for the Imaging Segment amounting to $2,866,000, $3,164,000, and $3,220,000 in 2001, 2000, and 1999, respectively, are included in cost of sales. Revenues; cost of sales; and selling, administrative and engineering expenses for 2000 and 1999 have been reclassified for comparability.

Research and Development

The Company charges research and development expenditures to income as incurred.

Advertising

The Company charges advertising expenditures to income as incurred and includes the expenses in "selling, administrative, and engineering expenses."

<PAGE 21>

Foreign Currency Translation

All assets and liabilities of the Company's wholly-owned and majority-owned foreign subsidiaries are translated from their functional currency to U.S. dollars at year end exchange rates. Revenues and expenses are translated from functional currencies to U.S. dollars using an average exchange rate for the year. Translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the determination of net income. Included in consolidated net income are foreign currency transaction gains (losses) of ($275,000), ($22,000), and $12,000, realized during fiscal 2001, 2000, and 1999, respectively.

The Company has occasionally utilized hedging programs (primarily forward foreign currency exchange contracts) to minimize the impact of currency fluctuations on the result of operations. At March 31, 2001 and 2000, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions.

Income Per Common Share

Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.

The table below summarizes the amounts used to calculate basic and dilutive earnings per share:

	2001	2000	1999
Basic weighted average number of shares outstanding	5,534,101	6,122,921	6,775,697
Effect of dilutive stock options	26,694	28,854	47,045
Dilutive shares outstanding	5,560,795	6,151,775	6,822,742

Unexercised stock options to purchase 712,811 and 694,629 shares of the Company's common stock as of March 31, 2001 and 2000, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 through December 31, 1999, are still outstanding at the end of the year.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers marketable securities with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid interest of $1,011,000, $929,000, and $789,000, in fiscal 2001, 2000, and 1999, respectively. In addition, the Company paid income taxes of $2,604,000, $2,785,000, and $2,930,000, in fiscal 2001, 2000, and 1999, respectively.

Amortization of Goodwill and Intangible Assets

Goodwill and intangible assets are amortized on the straight-line method over periods ranging from 5 to 40 years. Cost and related amortization are written off when fully amortized. At March 31, 2001 and 2000, goodwill with an original cost of $11,861,000 is being amortized over 40 years, with the remaining goodwill and intangibles being amortized over 5 to 15 years.

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

<PAGE 22>

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No.  137 and SFAS No. 138, which the Company is required to adopt effective April 1, 2001. The Statement will require companies to record all derivatives as assets or liabilities at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The Company does not believe adoption will impact its consolidated results of operations, financial position, or cash flows.

Reclassification

Certain 2000 and 1999 financial statement and related footnote amounts have been reclassified to conform to the 2001 presentation.

2 - INVENTORY

Inventory as of March 31, 2001 and 2000 is summarized as follows:

	2001	2000
Raw materials and purchased parts	$ 7,016,807	$ 7,332,230
Work-in-process	945,243	1,055,426
Finished Goods	9,537,956	10,475,084
	$ 17,500,006	$ 18,862,740

3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following at March 31:

	2001	2000
Land	$ 1,058,029	$ 1,147,713
Buildings and improvements	13,357,717	13,248,102
Machinery and equipment	19,969,884	19,236,896
Furniture and fixtures	869,167	840,555
Leasehold improvements	1,884,547	1,711,134
Construction-in-progress	239,261	167,900
	37,378,605	36,352,300
Less: Accumulated depreciation	(18,418,483)	(15,811,299)
	$ 18,960,122	$ 20,541,001

<PAGE 23>

4 - DEBT

At March 31, 2001 and 2000, debt consisted of the following:
	2001	2000

Revolving credit agreement with a bank with interest payable monthly at the lower of prime or the 30 day LIBOR rate plus 0.75%. Prime was 8.00%, and the LIBOR rate was 5.08% at March 31, 2001. The maximum availability under this agreement is $20,000,000 with all amounts outstanding due
    October 31, 2002. The revolving credit agreement is collateralized by substantially all of the assets of the Company, excluding CPAC Europe, N.V., and CPAC Asia LTD.

	$ 0	$ 0

Industrial Revenue Bonds, with interest payable monthly at a variable rate 5.15% at March 31, 2001 (6.20% at 2000), maturing in June 2009. The bonds are collateralized by a standby letter of credit (LOC) issued by a bank, which requires an annual fixed fee payment of 1.25% of the LOC value.	6,000,000	6,000,000

Term note agreement with a bank with interest payable quarterly at LIBOR rate plus 1.75% and quarterly principal payments due of $53,571. The term note was collateralized by substantially all of the assets of CPAC Asia LTD. and was paid in full in December 2000.	0	1,379,468

Term notes with a foreign bank with interest ranging from 5.75% to 7.385% through 2003, with a floating rate thereafter. Equal quarterly interest and principal payments commence in June 2001, maturing in 2006. The notes are collateralized by substantially all of the assets of CPAC Asia LTD. and a standby letter of credit guaranteed by CPAC, Inc.	1,448,444	0

Term notes and revolving credit agreement with a foreign bank with interest pegged to the U.S. prime rate. The floating interest rates at March 31, 2001, ranged from 4.27% to 9.75% (4.80% to 9.75% in 2000). The revolving credit agreement is collateralized by the net assets of CPAC Europe, N.V.	1,194,789	1,027,500

Other	352,257	1,085,212
	8,995,490	9,492,180
Less: Amounts due within one year	1,263,577	1,185,349
	$ 7,731,913	$ 8,306,831

The Company's revolving credit agreement contains customary covenants, including maintenance of specified working capital, capital expenditures, debt to equity, and net worth ratios, of which the Company was in compliance at March 31, 2001.

The Company's majority-owned subsidiary, CPAC Asia LTD., has a line of credit with an international bank amounting to 19,600,000 baht (approximately $451,000 based on the year-end conversion rate in Thailand). Interest on the line is at prime (Thailand prime was 8.75% at March 31, 2001) and is collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. CPAC Asia LTD. had borrowings against the line at March 31, 2001 of $286,040.

Annual maturities of debt for the next five fiscal years are as follows: 2002:$1,263,577; 2003:$443,651; 2004:$367,640; 2005:$322,250 and 2006:$306,915.

5 - SHAREHOLDERS' EQUITY

Stock Transactions

During fiscal 2001, the Company repurchased and retired 226,089 shares of its common stock, at an average cost of $7.17 per share, for a total cost of approximately $1,621,000 as part of a previously announced Board of Directors authorized stock buy back plan. In fiscal 2000, the Company repurchased and retired 766,873 shares of its common stock, at an average cost of $7.59 per share, for a total cost of approximately $5,818,000 as part of previously announced Board of Directors authorized stock buy back plans. During fiscal 1999, the Company repurchased and retired 547,061 shares of its common stock, at an

<PAGE 24>

average cost of $8.19 per share, for a total cost of approximately $4,482,000 as part of a previously announced Board of Directors authorized stock buy back plan.

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

The Company also maintains a Non-Employee Directors Stock Option Plan. At the inception of the Plan, each non-employee director was granted an option to purchase 10,000 shares of the Company's common stock, on a one-time basis for past service rendered to the Board of Directors, at the fair market value at the date of the grant. Directors elected subsequent to the Plan inception were granted options to purchase 15,000 shares. The term of the option grants is for ten years. In addition, the Directors Plan calls for an annual automatic grant for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the annual meeting of Shareholders, at a price equal to the fair market value at that date. The term of these grants is also ten years. During fiscal 2001, 2000, and 1999, options of 9,000, 9,000, and 12,000, respectively, were granted pursuant to the Directors Plan.

As of March 31, 2001, total options outstanding are summarized as follows:

	Shares	Range of Option Price Per Share
Options outstanding -- March 31, 1998	779,901	$ 4.72 --	$ 12.00
Exercised	(15, 038)	5.08 --	11.00
Expired	(144,462)	8.80 --	11.63
Granted	133,000	8.25 --	11.50
Options outstanding -- March 31, 1999	753,401	$ 4.72 --	12.00
Exercised	(3,906)	4.72
Expired	(29,339)	8.80 --	11.00
Granted	177,000	6.38 --	8.38
Options outstanding -- March 31, 2000	897,156	$ 5.08 --	$ 12.00
Exercised	0	--
Expired	(105,818)	7.69 --	11.81
Granted	60,500	6.38 --	7.50
Options outstanding -- March 31, 2001	851,838	$ 5.08 --	$ 12.00

Options exercisable:
March 31, 2001	680,963	$ 5.08--	$ 12.00
March 31, 2000	637,406	$ 5.08 --	$ 12.00

The following table summarizes information about options outstanding at March 31, 2001:

Year Granted	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of Options	Number Exercisable	Weighted Average Exercise Price
1994	100,527	2.8	N/A	100,527	$ 5.45
1995	0	0.0	N/A	0	0.00
1996	232,811	4.8	$4.33	232,811	11.59
1997	72,500	5.3	4.11	72,500	10.80
1998	101,500	6.4	4.02	89,875	11.62
1999	108,000	7.2	3.80	79,000	10.27
2000	176,000	8.2	2.45	88,250	7.51
2001	60,500	9.2	2.15	18,000	6.67
Totals	851,838	6.1		680,963	9.44

<PAGE 25>

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, net income and diluted earnings per share would have been reduced by $232,000 ($.04), $368,000 ($.06), and $325,000 ($.05) in 2001, 2000, and 1999, respectively. The fair value of these options were estimated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999:

	2001	2000	1999
Expected life	5 years	5 years	5 years
Historical volatility	42%	41%	29%
Risk free rate of return	6.2-6.4%	5.5-5.7%	5.41-6.01%
Expected dividend yield	3.8-4.4%	3.4-3.5%	0.1%
Annual forfeiture rate	0%	0%	0%

There have been no charges to income in any of the three years in connection with these options other than incidental expenses related to issuance of options.

Employee Benefits

In December 1999, the Company awarded 25,000 restricted shares of its $.01 par common stock to an executive officer of the Company subject to certain conditions and restrictions. The shares vest if certain targeted earnings per share levels are reached, at which time the restrictions will lapse. No expense has been recognized for the years ended March 31, 2001 and 2000.

The Company maintains a contributory profit sharing plan [401(k)] for the benefit of substantially all employees. Contributions to the plan may be made for each plan year in such amounts as the Board of Directors may, at its discretion, determine. In addition, the Company will also match to a maximum of 3% of the participant's compensation each contribution made by a plan participant for the plan year in an amount equal to $.50 for each $1.00 of participant contribution. A participant may contribute up to 15% of compensation to the plan. The amount charged to expense in connection with this plan was $408,000, $400,000, and $421,000, respectively, for the years ended March 31, 2001, 2000, and 1999.

During fiscal 2000, the Company adopted a nonqualified deferred compensation plan for various key executives of the Company. Contributions to the plan consist of "excess" 401(k) deferrals and percentages of salaries and bonuses. No matching contribution by the Company is required. Compensation deferred will be invested by the Company in various investment grade "pooled accounts" on behalf of the participants. At March 31, 2001, total assets and liabilities resulting from the nonqualified plan were not material.

6 - INCOME TAX EXPENSE

The provision for income taxes is summarized as follows:

	2001	2000	1999
Current tax expense:
Federal	$ 1,935,000	$ 1,824,000	$ 2,466,000
State	392,000	459,000	547,000
Foreign	380,000	351,000	353,000
	2,707,000	2,634,000	3,366,000
Deferred taxes:
Federal	6,000	526,000	485,000
State	1,000	34,000	85,000
	7,000	560,000	570,000
	$ 2,714,000	$ 3,194,000	$ 3,936,000

<PAGE 26>

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate are as follows:

	2001	2000	1999
Income tax expense using statutory rates	$ 2,482,000	$ 2,991,000	$ 3,251,000
State income tax effect	259,000	325,000	417,000
Federal tax refund		(335,000)
Other items, net	(27,000)	213,000	268,000
	$ 2,714,000	$ 3,194,000	$ 3,936,000

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at March 31, are as follows:

	2001	2000
Deferred tax assets:
Current:
Accounts receivable	$ 93,000	$ 108,000
Inventory	485,000	403,000
Compensation related accruals	441,000	446,000
Other	11,000	8,000
	1,030,000	965,000
Noncurrent:
Deferred compensation	144,000	118,000
Other		52,000
	144,000	170,000
	1,174,000	1,135,000
Deferred tax liabilities:
Noncurrent:
Intangibles	(1,043,000)	(878,000)
Property, plant and equipment	(979,000)	(1,092,000)
Other	(7,000)	(13,000)
	(2,029,000)	(1,983,000)
Total:	$ (855,000)	$ (848,000)

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

The Company's Asian subsidiary was granted certain exemptions from corporate income tax, by Thailand's Board of Investment Promotion, based on manufacturing of photographic solutions and exporting certain levels of manufactured products. The exemption commenced in fiscal 2000 and expires in fiscal 2007 subject to meeting certain terms and conditions. The tax holiday had minimal benefit in 2000 due to the start-up losses incurred in the first nine months prior to commencement of production and shipping. In 2001, the net impact of the holiday was to increase net income by approximately $106,000 ($.02 per diluted share).

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practical.

7 - COMMITMENTS

Royalty Agreement

The Company has a license agreement with an unrelated third party to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the agreement which expires, unless terminated earlier, on March 31, 2010. The Company is required to pay royalties equal to a maximum of 3% of the net selling price of products sold under the licensing agreement. Total royalties paid in 2001, 2000, and 1999 were $356,028, $382,164, and $442,011, respectively. The Company recorded a liability equal to the net present value of the annual royalty payments, and capitalized the value of the license agreement, which is being amortized over the contract period. The obligation recorded at March 31, 2001 and 2000 was $1,506,610 and $1,581,442, respectively.

<PAGE 27>

Lease Agreements

The Company leases certain facilities and equipment under operating leases, which expire at various dates through 2006. Some of the leases contain renewal options. Rent expense for the years ended March 31, 2001, 2000, and 1999 was $1,392,000, $1,502,000, and $1,469,000, respectively.

The above leases have been classified as operating leases in accordance with the provisions of the Statement of Financial Accounting Standards No. 13. The future minimum rental payments required under the leases for the fiscal years ended subsequent to March 31, 2001 are as follows:

2002	$ 1,184,386
2003	784,262
2004	704,000
2005	334,235
2006	103,716
$ 3,110,599

Other Matters

The Company and its subsidiaries are parties to various environmental issues, legal actions, and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

8 - SEGMENT INFORMATION

Business Segments

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment which includes the manufacture and sale of specialty chemical cleaning products and related accessories (brushes, brooms, mops) for commercial janitorial and consumer use, as well as personal products such as soaps, shampoos, and skin care items, and the Imaging segment, which includes the manufacture and sale of prepackaged chemical formulations, supplies, and equipment systems to the imaging industry. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material. Information concerning the Company's business segments for 2001, 2000, and 1999 is as follows:

	2001	2000	1999
Net sales to customers:
Fuller Brands	$ 60,651,677	$ 66,003,387	$ 71,203,673
Imaging	43,892,359	46,143,214	44,187,080
Total net sales to customers	$ 104,544,036	$ 112,146,601	$ 115,390,753
Operating income:
Fuller Brands	$ 4,406,966	$ 6,157,916	$ 6,506,226
Imaging	3,520,328	3,957,778	3,390,380
	7,927,294	10,115,694	9,896,606
Corporate income (expense)	118,241	(628,731)	361,422
Interest expense, net	(746,683)	(690,455)	(697,824)
Consolidated pretax income	$ 7,298,852	$ 8,796,508	$ 9,560,204
Identifiable assets:
Fuller Brands	$ 48,447,988	$ 46,011,034	$ 49,537,795
Imaging	19,368,968	25,620,996	24,489,235
Total identifiable assets of the segments	67,816,956	71,632,030	74,027,030
General corporate assets	9,619,197	5,465,565	2,874,637
Total consolidated assets	$ 77,436,153	$ 77,097,595	$ 76,901,667
Depreciation and amortization:
Fuller Brands	$ 2,241,139	$ 2,136,749	$ 1,998,859
Imaging	1,288,246	1,298,370	1,042,055
Total depreciation and amortization	$ 3,529,385	$ 3,435,119	$ 3,040,914
Capital outlays:
Fuller Brands	$ 791,722	$ 1,753,669	$ 2,479,180
Imaging	607,183	1,382,826	2,553,508
Total capital outlays	$ 1,398,905	$ 3,136,495	$ 5,032,688

<PAGE 28>

Operating income represents net sales less operating expenses and excludes interest expense (income) and income taxes.

General corporate assets include short-term investments held for future use amounting to $6,522,888, $2,583,138, and $0 at March 31, 2001, 2000, and 1999, respectively.

Financial information relating to the Company's sales and long-lived assets by geographic area is as follows:

	2001	2000	1999
Net sales:
United States	$ 90,935,739	$ 100,423,237	$ 106,619,099
Foreign	13,608,297	11,723,364	8,771,654
	$ 104,544,036	$ 112,146,601	$ 115,390,753
Long-lived assets:
United States	$ 15,404,617	$ 16,656,402	$ 17,037,893
Foreign	3,555,505	3,884,599	3,325,445
	$ 18,960,122	$ 20,541,001	$ 20,363,338

Foreign operations are located in Belgium, Italy, South Africa, and Thailand. Net sales are reported in the geographic area in which they originate. Inter-area transfers are not material.

In addition, the Company's U.S. operations had total export sales for the years ended March 31, 2001, 2000 and 1999 of $2,213,118, $2,275,461, and $4,432,862, respectively.

9 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended March 31, 2001 and 2000:

	Net Sales	Gross Profit	Net Income	Per Share Income Basic	Per Share Income Diluted
2001 Quarters:
Fourth	$ 25,217,462	$ 10,244,218	$ 724,402	$ 0.13	$ 0.13
Third	24,679,815	10,932,160	1,056,036	0.19	0.19
Second	27,042,488	12,385,092	1,477,299	0.27	0.26
First	27,604,271	12,080,954	1,327,115	0.24	0.24
Total	$ 104,544,036	$ 45,642,424	$ 4,584,852	$ 0.83	$ 0.82
2000 Quarters:
Fourth	$ 28,617,679	$ 12,319,767	$ 1,612,366	$ 0.27	$ 0.27
Third	27,783,790	12,190,234	1,565,195	0.25	0.25
Second	28,625,823	12,379,656	1,289,377	0.21	0.21
First	27,119,309	11,870,438	1,135,570	0.18	0.18
Total	$ 112,146,601	$ 48,760,095	$ 5,602,508	$ 0.92	$ 0.91

For fiscal 2000, the sum of quarterly amounts for "basic" income per share do not equal the fiscal year amount due to the weighted effect of stock repurchases during the year.

<PAGE 29>

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information concerning the directors and executive officers of the Company is incorporated by reference to the caption "Directors and Executive Officers" in the Proxy Statement of the Company, dated June 22, 2001 (the "2001 Proxy Statement").

In addition to the executive officers named in the Proxy Statement, the Registrant employs the following key persons:

Brian C. Barbo, President, Trebla Chemical Company, is 44 years old. Prior to his promotion to President on September 1, 1998, he was Vice President and General Manager and had served in that capacity since October 1988; and before that he was Manager of Manufacturing for Trebla Chemical Company. Mr. Barbo, a chemical engineer, has been with the Company since July 1979.

J. Robert Dudik, age 69, is President of Allied's Dental Division, a position he assumed in January, 1990. He was formerly Vice President of the Dental Division (1988-90), and, prior to that, National Sales Manager. Mr. Dudik has been an employee of Allied since 1982 and serves on the Board of Directors of Allied Diagnostic Imaging Resources, Inc.

Lewis L. Gray, age 50, is Vice President of Operations for Fuller Brush. He started his career with the company in 1973 as a Q.C. Chemist and was promoted to Research Chemist, Laboratory Manager, Chief Chemist, and Vice President, Chemical and Technical Resources, until his current appointment in 1999. Mr. Gray has a B.S. degree in chemistry from Kansas State University.

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

Glenn G. Jackling, President of Cleaning Technologies Group since December 20, 1999, is 39 years old. He has been a CPAC, Inc. employee since 1998, when he joined the Company as Corporate Financial Projects Manager. He was promoted in 1999 to Director of Corporate Business Development. He holds an MBA from the University of Rochester's Simon School of Business and both a Master of Science in Applied and Mathematical Statistics and a Bachelor of Science in Mechanical Engineering from Rochester Institute of Technology.

Javier E. Paredes was promoted to President of Stanley Home Products on August 13, 1998 and is 55 years old. He served as Vice President and General Manager of Stanley Home Products from 1995 to 1998. He joined Stanhome, Inc. in 1985, and held several management positions including General Manager of Stanley Home Productos Para Lar Ltda, Stanhome's direct selling company in Brazil.

Edward E. Schiller, 54, is Vice President, Research and Development for The Fuller Brush Company, Inc. Prior to that, he was Vice President and Technical Director for Trebla Chemical Company, a position he held since February, 1985. From May, 1982 to January, 1985, he was Operations Manager at Trebla Chemical Co. Mr. Schiller is currently responsible for all research and development for CPAC, Inc. and its subsidiaries; he is also responsible for the technical service representatives at Trebla Chemical Company, and is the Registrant's Environmental Compliance Officer.

Norbert J. Schneider, age 47, was appointed President of The Fuller Brush Company, Inc. as of April 1, 1996. He joined the company in 1976 as a Product Engineer, and was later promoted to Vice President, Industrial Sales. In 1994 he was appointed Executive Vice President and General Manager. Mr. Schneider has a B.S. degree in Business Administration from Wichita State University.

<PAGE 30>

Item 11.     EXECUTIVE COMPENSATION.

 Information regarding executive compensation is incorporated by reference to the caption "Executive Compensation" in the 2001 Proxy Statement.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The stock ownership of each person known to CPAC to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and officers of CPAC as a group are incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement. The beneficial ownership of CPAC Common Stock of all directors of the Company is incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 Information regarding certain relationships and related transactions is incorporated by reference to the caption "Information About The Board and Its Committees" in the 2001 Proxy Statement.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)	The following financial statements of the Registrant are included as part of the report:
	1.	Financial Statements:
Report of Independent Accountants
Consolidated Balance Sheets as of March 31, 2001 and 2000
Consolidated Statements of Operations and Comprehensive Income for the Years Ended March 31, 2001, 2000, and 1999
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2001, 2000, and 1999
Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000, and 1999
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

(c)	Exhibits
	2.	Plan of acquisition, regarding organization, arrangement, liquidation, or succession
	3.	Articles of Incorporation, By-laws
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
<PAGE 31>
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

		10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999
	11.	Statement regarding computation of per share earnings (loss)
	12.	Statement regarding computation of ratios
	13.	Annual report to security holders
	16.	Letter regarding change of certifying accountant
	18.	Letter regarding change in accounting principles
	21.	Subsidiaries of the registrant
		21.1	Subsidiaries of the registrant
	22.	Published report regarding matters submitted to vote of security holders
	23.	Consents of experts and counsel
		23.1	Consent of PricewaterhouseCoopers LLP
	24.	Power of attorney
	27.	Financial data schedule
	99.	Additional exhibits
		99.1	June 21, 2001 CPAC Announces retirement of Robert C. Isaacs, Chief Operating Officer
<PAGE 32>

Item 14.     FINANCIAL STATEMENT SCHEDULES.                                                           SCHEDULE II

CPAC, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED MARCH 31, 2001, 2000 AND 1999

		Additions
	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2001:
Allowance for doubtful accounts	$ 696,000	$ 117,000	0	$ (168,000)	$ 645,000
Inventory reserve	1,185,000	788,000	0	(707,000)	1,266,000

2000:
Allowance for doubtful accounts	$ 811,000	$ 178,000	0	$ (293,000)	$ 696,000
Inventory reserve	1,565,000	122,000	0	(502,000)	1,185,000
Valuation allowance	335,000	(335,000)	0	0	0

1999:
Allowance for doubtful accounts	$ 840,000	$ 195,000	0	$ (224,000)	$ 811,000
Inventory reserve	1,765,000	466,000	0	(666,000)	1,565,000
Valuation allowance	0	335,000	0	0	335,000

<PAGE 33>

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPAC, INC.

Date June 25, 2001	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date June 25, 2001	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer, and Director

Date June 25, 2001	By	/s/ Robert C. Isaacs Robert C. Isaacs, Senior Vice President, Chief Operating Officer, and Director

Date June 25, 2001	By	/s/ Robert Oppenheimer Robert Oppenheimer, Secretary and Director

Date June 25, 2001	By	/s/ Seldon T. James, Jr. Seldon T. James, Jr., Director

Date June 25, 2001	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer, and Director

Date June 25, 2001	By	/s/ Jerold L. Zimmerman, Ph.D. Jerold L. Zimmerman, Ph.D., Director

Date June 25, 2001	By	/s/ Wendy F. Clay Wendy F. Clay, Vice President, Administration

Date June 25, 2001	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

<PAGE 34>

EXHIBIT INDEX

Exhibit			Page
2.	Plan of acquisition, regarding organization, arrangement, liquidation, or succession		N/A
3.	Articles of Incorporation, By-laws
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

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
11.	Statement regarding computation of per share earnings (loss)		N/A
12.	Statement regarding computation of ratios		N/A
13.	Annual report to security holders		N/A
16.	Letter regarding change of certifying accountant		N/A
18.	Letter regarding change in accounting principles		N/A
21.	Subsidiaries of the registrant
	21.1	Subsidiaries of the registrant	36
22.	Published report regarding matters submitted to vote of security holders		N/A
23.	Consents of experts and counsel
	23.1	Consent of PricewaterhouseCoopers LLP	37
24.	Power of attorney		N/A
27.	Financial data schedule		N/A
99.	Additional exhibits
	99.1	June 21, 2001 CPAC Announces retirement of Robert C. Isaacs, Chief Operating Officer	38

<PAGE 35>