Form 10-Q
period 2001-06-30
CPAC INC
filed 2001-08-13
CIK 351717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 0-9600

CPAC, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0961040 (I.R.S. Employer Identification No.)

2364 Leicester Rd.
Leicester, New York 14481
(Address of principal executive offices and zip code)

(716) 382-3223
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ X ]          No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at June 30, 2001
Common Stock, $.01 par value	5,277,594

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
1,067,338

<PAGE 1>

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- June 30, 2001 (Unaudited), and March 31, 2001	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended June 30, 2001, and June 30, 2000 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Three Months Ended June 30, 2001, and June 30, 2000 (Unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	11
Item 2.	Changes in Securities and Use of Proceeds.	11
Item 3.	Defaults Upon Senior Securities.	11
Item 4.	Submission of Matters to a Vote of Security Holders.	11
Item 5.	Other Information.	11
Item 6.	Exhibits and Reports on Form 8-K.	11
	SIGNATURE PAGE	13
	EXHIBIT INDEX	14

<PAGE 2>

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2001 (Unaudited)	March 31, 2001 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 8,318,606	$ 8,859,885
Accounts receivable (net of allowance for doubtful accounts of $664,000 and $645,000, respectively)	12,879,577	14,341,047
Inventory	18,554,291	17,500,006
Prepaid expenses and other current assets	2,675,415	2,345,282
Total current assets	42,427,889	43,046,220
Property, plant and equipment, net	18,356,026	18,960,122
Goodwill and intangible assets (net of amortization of $2,881,462 and $2,751,116, respectively)	12,608,053	12,799,458
Other assets	2,750,408	2,630,353
	$ 76,142,376	$ 77,436,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 820,463	$ 1,263,577
Accounts payable	4,942,946	5,035,909
Accrued payroll and related expenses	1,495,662	1,532,263
Accrued income taxes payable	799,570	483,370
Other accrued expenses and liabilities	2,862,000	3,227,685
Total current liabilities	10,920,641	11,542,804

Long-term debt, net of current portion	7,816,451	7,731,913
Other long-term liabilities	5,597,062	5,435,088
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,362,901 shares and 5,500,477 shares, respectively	53,629	55,004
Additional paid-in capital	11,515,143	12,372,174
Retained earnings	42,637,595	42,299,580
Accumulated other comprehensive income (loss)	(1,807,957)	(1,410,222)
	52,398,410	53,316,536
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	51,808,222	52,726,348
	$ 76,142,376	$ 77,436,153

Note: The balance sheet at March 31, 2001 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

<PAGE 3>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED

JUNE 30, 2001 AND JUNE 30, 2000

UNAUDITED

	2001	2000

Net sales	$ 24,281,123	$ 27,604,271

Costs and expenses:
Cost of sales	13,265,650	15,523,317
Selling, administrative and engineering expenses	9,599,855	9,571,117
Research and development expense	154,174	165,872
Interest expense, net	136,505	207,850

	23,156,184	25,468,156
Income before income tax expense	1,124,939	2,136,115

Provision for income tax expense	417,000	809,000

Net income	$ 707,939	$ 1,327,115

Income per common share:
Basic	$ 0.13	$ 0.24
Diluted	$ 0.13	$ 0.24
Average common shares outstanding:
Basic	5,322,311	5,618,635
Diluted	5,333,606	5,643,517

Comprehensive income:
Net income	$ 707,939	$ 1,327,115
Other comprehensive income (loss)	(397,735)	(186,041)

Comprehensive income	$ 310,204	$ 1,141,074

The accompanying notes are an integral part of the financial statements.

<PAGE 4>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

JUNE 30, 2001 AND JUNE 30, 2000

UNAUDITED

	2001	2000

Cash flows from operating activities:
Net income	$ 707,939	$ 1,327,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	775,812	734,226
Amortization of intangible assets	191,404	171,959
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,417,906	(320,972)
Inventory	(1,117,044)	(610,660)
Accounts payable	(109,682)	(670,310)
Accrued expenses & liabilities	274,540	197,871
Other changes, net	(724,578)	(46,337)
Total adjustments	708,358	(544,223)
Net cash provided by operating activities	1,416,297	782,892

Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(233,805)	(508,299)
Net cash used in investing activities	(233,805)	(508,299)

Cash flows from financing activities:
Common stock repurchase	(858,406)	(409,989)
Repayment of long-term borrowings	(492,226)	(527,544)
Payment of cash dividends	(369,924)	(394,847)
Net cash used in financing activities	(1,720,556)	(1,332,380)

Effect of exchange rate changes on cash	(3,215)	(754)

Net decrease in cash and cash equivalents	(541,279)	(1,058,541)

Cash and cash equivalents -- beginning of period	8,859,885	4,436,509

Cash and cash equivalents -- end of period	$ 8,318,606	$ 3,377,968

The accompanying notes are an integral part of the financial statements.

<PAGE 5>

CPAC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the three-month period ended June 30, 2001 and June 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2001 (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001, Annual Report to Shareholders. The results of operations for the three-months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory is summarized as follows:

	June 30, 2001	March 31, 2001
Raw materials and purchased parts	$ 7,222,933	$ 7,016,807
Work-in-process	896,809	945,243
Finished goods	10,434,549	9,537,956
	$ 18,554,291	$ 17,500,006

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

Three Months Ended June 30,
	2001	2000
Basic weighted average number of shares outstanding	5,322,311	5,618,635
Effect of dilutive stock options	11,295	24,882
Dilutive shares outstanding	5,333,606	5,643,517

Unexercised stock options to purchase 966,811 and 791,629 shares of the Company's common stock as of June 30, 2001 and 2000, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2001, are still outstanding at the end of the period.

4 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

<PAGE 6>

5 -- SEGMENT INFORMATION

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment and the Imaging segment. Information concerning the Company's business segments for the quarters ended June 30, 2001 and 2000 are as follows:

	Three Months Ended June 30,

	2001	2000
Net sales to customers:
Fuller Brands	$ 14,785,089	$ 16,127,865
Imaging	9,496,034	11,476,406

Total net sales to customers	$ 24,281,123	$ 27,604,271

Operating income:
Fuller Brands	$ 994,908	$ 1,510,864
Imaging	329,721	879,180
	1,324,629	2,390,044
Corporate income (loss)	(63,185)	(46,079)
Interest expense, net	(136,505)	(207,850)

Consolidated pretax income	$ 1,124,939	$ 2,136,115

Sales between segments are not material.

6 -- SHAREHOLDERS' EQUITY

Stock Repurchase

For the three months ended June 30, 2001 and 2000, respectively, the Company repurchased 137,576 and 61,347 shares of its common stock at an average cost of $6.24 and $6.99 per share, for a total cost of approximately $858,000 and $429,000 as part of previously announced Board of Directors' authorized stock buyback programs.

7 -- ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, was effective for the Company on April 1, 2001. The adoption of this pronouncement did not have any effect on the Company's financial position, results of operations, or cash flows.

Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board on June 30, 2001. SFAS No. 141 eliminates the pooling of interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization (impairment) approach. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement. The Company is currently reviewing the impact of adoption of this Statement on its financial position, results of operations, and cash flows and will be adopting and adhering to its requirements effective April 1, 2002.

8 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations continue to provide strong operating cash flows, despite the current economic slowdown. The Company utilized cash on hand, as well as provided from operations, to reduce debt on a net basis by over $492,000, to continue its stock buyback program with expenditures approximating $858,000, to continue property, plant and equipment purchases totaling approximately $234,000, and to pay out dividends of approximately $370,000 during the first three months of fiscal 2002. At June 30, 2001 the Company had a cash balance of $8,318,606.

<PAGE 7>

The Company maintains a line of credit with Bank of America with a borrowing capacity of $20,000,000. At June 30, 2001, the Company's borrowings under such line were zero. The interest rate is the lower of prime or the 30-day LIBOR rate plus .75%. The line of credit facility matures on October 31, 2002 and requires meeting certain financial covenants, with which the Company was in compliance at June 30, 2001.

CPAC Asia also has a line of credit with an international bank of 19,600,000 baht (approximately $435,000 based on the first quarter conversion rate in Thailand), with interest at prime plus 1% (Thailand prime was 8.75%) and collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. At the end of its first quarter, CPAC Asia LTD. had approximately 7,339,000 baht (approximately $163,000 based on the first quarter conversion rate in Thailand) outstanding against the line.

CPAC Asia also has a borrowing arrangement with an international bank totaling 67,500,000 million baht (approximately $1,500,000 based on the first quarter conversion rate) to finance its Thailand based facility. Proceeds from these obligations were used to eliminate United States borrowings incurred when the Company had initially borrowed to finance the facility construction. The first obligation, totaling 16,875,000 baht (approximately $375,000 based on the first quarter conversion rate) has interest due quarterly at 5.75%, and matures in December 2001. The second obligation, totaling 50,625,000 baht (approximately $1,125,000) with interest at 7.385%, requires quarterly payments of interest and principal, with the obligation maturing in 2006. The obligations are collateralized with standby letters of credit guaranteed by CPAC, Inc.

The Company's working capital ratios at June 30, 2001, March 31, 2001, and June 30, 2000 were 3.89 to 1; 3.73 to 1; and 3.60 to 1. The working capital ratio improvement over March 31, 2001 and fiscal 2001's first quarter was due to lower current liability levels than previously carried.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of June 30, 2001. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

Asset Turnover Ratios

	June 30, 2001	March 31, 2001	June 30, 2000
(1) Receivables-days outstanding	51.0 days	51.3 days	50.0 days
(2) Annual inventory turns	2.9 times	3.2 times	3.2 times

Receivable-days outstanding remained consistent with March 31, 2001 levels, but increased slightly over the first quarter of fiscal 2001, due to a slight decrease in Imaging customer payment practices.

Inventory turns, on an annualized basis, decreased over prior periods due to a small build-up in inventories, as a result of the larger decline in Imaging sales than originally expected.

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

Consolidated sales for the quarter ended June 30, 2001 decreased 12.0% over the quarter ended June 30, 2000. Sales for the first quarter ended June 30, 2001 in the Fuller Brands segment decreased 8.3% as compared with the quarter ended June 30, 2000. The decrease was largely due to the continued decline in direct sales of Stanley Home Products and reduced purchases of Cleaning Technologies Group products from certain large customers, whom due to the U.S. economic slowdown, adjusted their inventory levels during the first quarter. For the Imaging segment, overall sales in the first quarter decreased 17.3% as compared with the quarter ended June 30, 2000. The U.S. economic slowdown has hurt sales of chemicals and equipment in the photographic industry, while currency pressures in the Company's overseas operations have resulted in lower translated sales.

<PAGE 8>

Consolidated gross margins were 45.4% for this quarter versus 43.7% for the year ended March 31, 2001 and 43.8% for the same quarter last year. Gross margins in the Fuller Brands segment were 50.6%, 48.3%, and 48.4% for the quarter ended June 30, 2001, the year ended March 31, 2001, and the quarter ended June 30, 2000. Improvement over previous periods was the result of product mix sold, as well as continued operating efficiencies achieved in the Great Bend manufacturing facility. Gross margins in the Imaging segment remained consistent at 37.2% for the quarter ended June 30, 2001, as compared to 37.2% for the year ended March 31, 2001, and 37.3% for the quarter ended June 30, 2000.

Consolidated selling, administrative, and engineering costs this quarter were 39.5%, versus 35.3% for the year ended March 31, 2001, versus 34.7% for the same quarter last year. In the Fuller Brands segment, selling, administrative and engineering costs for this quarter increased to 43.0% from 40.2% for the year ended March 31, 2001 and 38.2% for the same quarter last year. Despite declining revenues, the Company continues to invest in people and programs in an attempt to stimulate sales growth. While this effort has been hampered by the overall slowdown in the U.S. economy, the Company expects the investment to continue, thus causing these expenses as a percentage of sales to remain at present levels, until revenue growth occurs. In the Imaging segment, selling, administrative and engineering costs for the quarter were 33.4% versus 28.9% for the year ended March 31, 2001 and 29.3% for the same quarter last year. Similar to the Company's other segment, declining revenues coupled with flat expenses contributed to the increase. The Company will be monitoring its Imaging operations, relative to the current U.S. economic conditions, to determine if temporary expense reductions are warranted.

Net interest expense for the three months ended June 30, 2001 decreased, as compared to the first quarter in fiscal 2001, due to decreased debt and lower domestic interest rates.

The provision for income taxes as a percentage of pretax income for the quarter ended June 30, 2001 was 37.1% versus 37.2% for the year ended March 31, 2001, and versus 37.9% for the quarter ended June 30, 2000. The decrease as compared to the first quarter in fiscal 2001 is due to lower state taxes due to decreased domestic earnings.

Net income for the quarter ended June 30, 2001 decreased 46.7% over the comparable quarter last year. The decrease is largely attributable to the economic slowdown experienced in both segments.

Foreign Operations

Combined sales for the foreign operations rose approximately 5.4% in the first quarter of fiscal 2002 versus the comparable period last year. The increase was largely the result of CPAC Asia's sales. The remaining foreign operations in Belgium, Italy, and South Africa had net sales that were relatively flat, as compared to the quarter ended June 30, 2000, due in part to weakening currencies against the U.S. dollar, resulting in lower translated amounts.

Pretax profits for the combined foreign operations were down 6.3% in the first quarter of fiscal 2002, as compared to the comparable period in fiscal 2001. This was largely attributable to CPAC Asia as certain expenses were incurred to promote and enhance its Japanese business, as well as lower translated profits in all foreign operations, due to weakening currencies against the U.S. dollar.

The Company's foreign operations once again experienced currency pressures, as the deterioration of all local currencies (Belgian franc, Italian lira, South African rand, and Thailand baht) against the U.S. dollar continued during the fiscal year. The Company is not certain if the trend will continue throughout fiscal 2002, or reverse itself based on the world economy. While the Company in the past has used hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations, it does not currently hold any of these contracts. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency losses are included in income or expense as incurred and are not material to the results of operations.

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

<PAGE 9>

Forward-Looking Information

This Form 10-Q contains forward-looking statements that are based on current expectations, estimates, and projections about the industries in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in the Company's assessment of its sensitivity to interest rate or foreign currency risks since its disclosure in Item 7(a) of the Company's Form 10-K.

<PAGE 10>

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings. None
Item 2.	Changes in Securities and Use of Proceeds. None
Item 3.	Defaults Upon Senior Securities. None
Item 4.	Submission of Matters to a Vote of Security Holders. None
Item 5.	Other Information. None
Item 6.	Exhibits and Reports on Form 8-K.

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

<PAGE 11>

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

<PAGE 12>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPAC, INC.

Date August 13, 2001	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date August 13, 2001	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date August 13, 2001	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

<PAGE 13>

EXHIBIT INDEX

Exhibit			Page
2.	Plan of acquisition, regarding organization, arrangement, liquidation, or succession		N/A
3.	Articles of incorporation, By-laws
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

<PAGE 14>