Form 10-Q
period 2001-09-30
CPAC INC
filed 2001-11-13
CIK 351717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
          Yes [ X ]          No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at September 30, 2001
Common Stock, $.01 par value	5,156,249

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
1,125,838

<PAGE 1>

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- September 30, 2001 (Unaudited), and March 31, 2001	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Six Months Ended September 30, 2001, and September 30, 2000 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended September 30, 2001, and September 30, 2000 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Six Months Ended September 30, 2001, and September 30, 2000 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	12
Item 2.	Changes in Securities and Use of Proceeds.	12
Item 3.	Defaults Upon Senior Securities.	12
Item 4.	Submission of Matters to a Vote of Security Holders.	12
Item 5.	Other Information.	12
Item 6.	Exhibits and Reports on Form 8-K.	12
	SIGNATURE PAGE	14
	EXHIBIT INDEX	15

<PAGE 2>

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2001 (Unaudited)	March 31, 2001 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 8,000,034	$ 8,859,885
Accounts receivable (net of allowance for doubtful accounts of $697,000 and $645,000, respectively)	14,611,502	14,341,047
Inventory	18,034,855	17,500,006
Prepaid expenses and other current assets	2,588,822	2,345,282
Total current assets	43,235,213	43,046,220
Property, plant and equipment, net	17,934,953	18,960,122
Goodwill and intangible assets (net of amortization of $3,034,505 and $2,751,116, respectively)	12,434,008	12,799,458
Other assets	2,737,751	2,630,353
	$ 76,341,925	$ 77,436,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 941,017	$ 1,263,577
Accounts payable	5,015,004	5,035,909
Accrued payroll and related expenses	1,771,910	1,532,263
Accrued income taxes payable	947,459	483,370
Other accrued expenses and liabilities	2,804,760	3,227,685
Total current liabilities	11,480,150	11,542,804

Long-term debt, net of current portion	7,703,722	7,731,913
Other long-term liabilities	5,645,898	5,435,088
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,241,556 shares and 5,500,477 shares, respectively	52,416	55,004
Additional paid-in capital	10,736,184	12,372,174
Retained earnings	43,348,876	42,299,580
Accumulated other comprehensive income (loss)	(2,035,133)	(1,410,222)
	52,102,343	53,316,536
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	51,512,155	52,726,348
	$ 76,341,925	$ 77,436,153

Note: The balance sheet at March 31, 2001 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

<PAGE 3>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

UNAUDITED

	2001	2000

Net sales	$ 50,536,067	$ 54,646,759

Costs and expenses:
Cost of sales	28,134,082	30,180,713
Selling, administrative and engineering expenses	19,006,319	19,089,700
Research and development expense	305,916	327,563
Interest expense, net	279,610	469,369

	47,725,927	50,067,345
Income before income tax expense	2,810,140	4,579,414

Provision for income tax expense	1,025,000	1,775,000

Net income	$ 1,785,140	$ 2,804,414

Income per common share:
Basic	$ 0.34	$ 0.50
Diluted	$ 0.34	$ 0.50
Average common shares outstanding:
Basic	5,269,481	5,586,828
Diluted	5,281,952	5,622,521

Comprehensive income:
Net income	$ 1,785,140	$ 2,804,414
Other comprehensive income (loss)	(624,911)	(210,574)

Comprehensive income	$ 1,160,229	$ 2,593,840

The accompanying notes are an integral part of the financial statements.

<PAGE 4>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

UNAUDITED

	2001	2000

Net sales	$ 26,254,944	$ 27,042,488

Costs and expenses:
Cost of sales	14,868,432	14,657,396
Selling, administrative and engineering expenses	9,406,464	9,518,583
Research and development expense	151,742	161,691
Interest expense, net	143,105	261,519

	24,569,743	24,599,189
Income before income tax expense	1,685,201	2,443,299

Provision for income tax expense	608,000	966,000

Net income	$ 1,077,201	$ 1,477,299

Income per common share:
Basic	$ 0.21	$ 0.27
Diluted	$ 0.21	$ 0.26
Average common shares outstanding:
Basic	5,216,651	5,555,021
Diluted	5,230,298	5,601,525

Comprehensive income:
Net income	$ 1,077,201	$ 1,477,299
Other comprehensive income (loss)	(227,176)	(24,533)

Comprehensive income	$ 850,025	$ 1,452,766

The accompanying notes are an integral part of the financial statements.

<PAGE 5>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

UNAUDITED

	2001	2000

Cash flows from operating activities:
Net income	$ 1,785,140	$ 2,804,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,513,762	1,450,348
Amortization of intangible assets	357,573	331,587
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(352,654)	(363,710)
Inventory	(636,306)	(283,107)
Accounts payable	(49,118)	(213,885)
Accrued expenses & liabilities	677,989	(36,503)
Other changes, net	(655,089)	(221,779)
Total adjustments	856,157	662,951
Net cash provided by operating activities	2,641,297	3,467,365

Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(589,488)	(834,017)
Net cash used in investing activities	(589,488)	(834,017)

Cash flows from financing activities:
Common stock repurchase	(1,638,578)	(934,735)
Repayment of long-term borrowings	(534,322)	(628,013)
Payment of cash dividends	(735,844)	(789,694)
Net cash used in financing activities	(2,908,744)	(2,352,442)

Effect of exchange rate changes on cash	(2,916)	(711)

Net (decrease) increase in cash and cash equivalents	(859,851)	280,195

Cash and cash equivalents -- beginning of period	8,859,885	4,436,509

Cash and cash equivalents -- end of period	$ 8,000,034	$ 4,716,704

The accompanying notes are an integral part of the financial statements.

<PAGE 6>

CPAC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the six-month period ended September 30, 2001 and September 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2001 (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001, Annual Report to Shareholders. The results of operations for the six-months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory is summarized as follows:

	September 30, 2001	March 31, 2001
Raw materials and purchased parts	$ 7,305,927	$ 7,016,807
Work-in-process	970,772	945,243
Finished goods	9,758,156	9,537,956
	$ 18,034,855	$ 17,500,006

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Basic weighted average number of shares outstanding	5,216,651	5,555,021	5,269,481	5,586,828
Effect of dilutive stock options	13,647	46,504	12,471	35,693
Dilutive shares outstanding	5,230,298	5,601,525	5,281,952	5,622,521

Unexercised stock options to purchase 1,005,311 and 595,379 shares of the Company's common stock as of September 30, 2001 and 2000, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2001, are still outstanding at the end of the period.

4 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

<PAGE 7>

5 -- SEGMENT INFORMATION

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment and the Imaging segment. Information concerning the Company's business segments for the quarters ended September 30, 2001 and 2000 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Net sales to customers:
Fuller Brands	$ 15,409,465	$ 15,805,215	$ 30,194,556	$ 31,933,080
Imaging	10,845,479	11,237,273	20,341,511	22,713,679

Total net sales to customers	$ 26,254,944	$ 27,042,488	$ 50,536,067	$ 54,646,759

Operating income:
Fuller Brands	$ 909,493	$ 1,283,617	$ 1,904,403	$ 2,794,481
Imaging	907,578	1,206,630	1,237,297	2,085,810
	1,817,071	2,490,247	3,141,700	4,880,291
Corporate income (loss)	11,235	214,571	(51,950)	168,492
Interest expense, net	(143,105)	(261,519)	(279,610)	(469,369)

Consolidated pretax income	$ 1,685,201	$ 2,443,299	$ 2,810,140	$ 4,579,414

Sales between segments are not material.

6 -- SHAREHOLDERS' EQUITY

Stock Repurchase

For the six months ended September 30, 2001 and 2000, respectively, the Company repurchased 258,921 and 125,547 shares of its common stock at an average cost of $6.33 and $7.45 per share, for a total cost of approximately $1,639,000 and $935,000 as part of previously announced Board of Directors' authorized stock buyback programs.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain adequate cash flows to finance its operations. Although cash has decreased $859,851 from the beginning of the fiscal year, available cash and cash flows from operations have allowed the Company to spend approximately $1.6 million in stock repurchase programs; issue cash dividends amounting to approximately $736,000; reduce debt by approximately $534,000; and increase property, plant and equipment by approximately $589,000. At September 30, 2001, the Company had a cash balance of $8,000,034.

<PAGE 8>

The Company maintains a line of credit with Bank of America with a borrowing capacity of $20,000,000. At September 30, 2001, the Company's borrowings under such line were zero. The interest rate is the lower of prime or the 30-day LIBOR rate plus .75%. The line of credit facility matures on October 31, 2002 and requires meeting certain financial covenants, with which the Company was in compliance at September 30, 2001.

CPAC Asia also has a line of credit with an international bank of 19,600,000 baht (approximately $433,000 based on the second quarter conversion rate in Thailand), with interest at prime plus 1% (Thailand prime was 8.75%) and collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. At the end of its second quarter, CPAC Asia LTD. had approximately 12,694,000 baht (approximately $281,000 based on the second quarter conversion rate in Thailand) outstanding against the line.

CPAC Asia also has a borrowing arrangement with an international bank totaling 60,000,000 million baht (approximately $1,326,000 based on the second quarter conversion rate) to finance its Thailand-based facility. The first obligation, totaling 15,617,000 baht (approximately $345,000 based on the second quarter conversion rate) has interest due quarterly at 5.75%, and matures in December 2001. The Company is currently discussing with the bank extending this obligation until December 2002. The second obligation, totaling 44,383,000 baht (approximately $981,000) with interest at 7.35%, requires quarterly payments of interest and principal, with the obligation maturing in 2006. The obligations are collateralized with standby letters of credit guaranteed by CPAC, Inc.

The Company's working capital ratios at September 30, 2001, March 31, 2001, and September 30, 2000 were 3.77 to 1; 3.73 to 1; and 3.63 to 1. The working capital ratio improvement over March 31, 2001 and fiscal 2001's second quarter was due to lower current liability levels than previously carried.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of September 30, 2001. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

Asset Turnover Ratios

	September 30, 2001	March 31, 2001	September 30, 2000
(1) Receivables-days outstanding	52.4 days	51.3 days	52.2 days
(2) Annual inventory turns	3.2 times	3.2 times	3.1 times

Receivable-days outstanding increased slightly over March 31, 2001 and September 30, 2000, due to a slight decrease in Imaging customer payment practices.

Inventory turns, on an annualized basis, stayed relatively constant.

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

Consolidated sales for the quarter ended September 30, 2001 decreased 2.9% over the quarter ended September 30, 2000 and decreased 7.5% for the six months ended September 30, 2001 over six months ended September 30, 2000. Sales for the second quarter ended September 30, 2001 in the Fuller Brands segment decreased 2.5% as compared with the quarter ended September 30, 2000, and decreased 5.4% for the six months ended September 30, 2001 over the comparable period last year. The decreases for the quarter and six-month periods were largely due to the continued decline in direct sales of Stanley Home Products and reduced purchases of Cleaning Technologies Group products from certain large customers who adjusted their inventory levels during the second quarter, due to the U.S. economic slowdown and business disruption caused by the September 11, 2001 terrorist attacks. For the Imaging segment, overall sales in the second quarter decreased 3.5% as compared with the quarter ended September 30, 2000, and showed a 10.4% decrease for the six months ended September 30, 2001 over the comparable period last year. The U.S. economic slowdown has hurt sales of chemicals and equipment in the photographic industry, while currency pressures in the Company's European operations have resulted in lower translated

<PAGE 9>

sales. CPAC Asia LTD. sales, while also impacted by currency pressures, have offset this decline in Imaging sales by posting sales increases for the quarter and six months ended of well over 10%.

Consolidated gross margins were 43.4% for this quarter versus 43.7% for the year ended March 31, 2001 and 45.8% for the same quarter last year. Gross margins in the Fuller Brands segment were 46.2%, 48.3%, and 50.1% for the quarter ended September 30, 2001, the year ended March 31, 2001, and the quarter ended September 30, 2000. Decline over previous periods was the result of product mix sold, as well as increased manufacturing costs per unit due to reduced sales volume. Gross margins in the Imaging segment were 39.3% for the quarter ended September 30, 2001, as compared to 37.2% for the year ended March 31, 2001 and 39.8% for the quarter ended September 30, 2000. The increase over March 31, 2001 was a function of product mix sold both domestically and internationally, while the slight decrease this quarter, as compared to the comparable quarter last year, was a function of lower revenues from the photochemical operations.

Consolidated selling, administrative, and engineering costs this quarter were 35.8%, versus 35.3% for the year ended March 31, 2001, versus 35.2% for the same quarter last year. In the Fuller Brands segment, selling, administrative and engineering costs for this quarter decreased to 39.5% from 40.2% for the year ended March 31, 2001 and 41.1% for the same quarter last year. Despite continuing revenue declines, the Company continues to selectively invest in revenue generating programs in an effort to maintain and grow its business. In the upcoming quarters, this will be closely monitored as potential recessionary conditions now impacting the business are better understood. In the Imaging segment, selling, administrative and engineering costs for the quarter were 30.7% versus 28.9% for the year ended March 31, 2001 and 28.8% for the same quarter last year. Declining revenues in the Company's domestic photochemical operations have contributed to this increase. Similar to the Fuller Brands segment, current economic conditions will warrant monitoring these expenses to ensure present expenditures correlate with present revenues.

Net interest expense for the quarter and six months ended September 30, 2001 decreased, as compared to the second quarter and six months ended September 30, 2000, due to decreased debt and lower domestic interest rates.

The provision for income taxes as a percentage of pretax income for the quarter ended September 30, 2001 was 36.1% versus 37.2% for the year ended March 31, 2001, and versus 39.5% for the quarter ended September 30, 2000. The decrease, as compared to the prior periods, is due partially to the impact of the tax holiday in Asia, which exempts most of CPAC Asia LTD.'s operating income from tax, as well as lower state taxes due to decreased domestic earnings.

Net income for the quarter and six months ended September 30, 2001 decreased 27.1% and 36.3%, respectively, over the comparable quarter and six months last year. The decrease is largely attributable to the continuing economic slowdown experienced in both segments.

Foreign Operations

Foreign operations' net sales for the quarter ended September 30, 2001 remained flat versus the comparable period last year, while sales for the six months ended September 30, 2001 increased 2% over the comparable six-month period last year. Strong performance from the Company's Asian subsidiary for the quarter and six months ended September 30, 2001 offset currency-effected net sales declines from the Company's Belgian, Italian, and South African subsidiaries.

Pretax profits for the combined foreign operations were down 15% and 12% for the quarter and six months ended September 30, 2001, despite CPAC Asia's strong performance in the second quarter. Currency pressures and margin pressures from other photochemical competitors contributed to the net decline.

The Company's foreign operations once again experienced currency pressures, as the deterioration of all local currencies (Belgian franc, Italian lira, South African rand, and Thailand baht) against the U.S. dollar continued during the fiscal year. The Company is not certain if the trend will continue throughout fiscal 2002, or reverse itself based on the world economy. While the Company in the past has used hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations, it does not currently hold any of these contracts. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency transaction losses are included in income or expense as incurred and are not material to the results of operations.

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

<PAGE 10>

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

<PAGE 11>

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings. None
Item 2.	Changes in Securities and Use of Proceeds. None
Item 3.	Defaults Upon Senior Securities. None
Item 4.	Submission of Matters to a Vote of Security Holders

1.  The Annual Meeting of the Shareholders of the Registrant was held on August 9, 2001. At such Annual Meeting, the following individuals were elected as Directors of the Registrant, to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:

Number of Votes:
	Thomas N. Hendrickson Robert Oppenheimer Seldon T. James, Jr. Thomas J. Weldgen Jerold L. Zimmerman, Ph.D.	For 4,907,194 4,919,253 4,946,479 4,148,079 4,945,779	Against 103,329 91,270 64,044 862,444 64,744

2.  In addition, at such Annual Meeting, the Shareholders:

     (a)  ratified the appointment of PricewaterhouseCoopers LLP by the Board of Directors, as independent auditors of the Registrant for the fiscal year ending March 31, 2002, with votes cast as follows:

For 4,952,775		Against 29,760	Abstain 27,998

Item 5.	Other Information. None
Item 6.	Exhibits and Reports on Form 8-K.

a.   Exhibits

The following Exhibits, as applicable, are attached to this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

(2) Plan of acquisition, regarding organization, arrangement, liquidation, or succession -- Not applicable
(3) Articles of Incorporation, By-laws
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

<PAGE 12>

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
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 14, 1997, November 24, 1998, September 24, 1999, September 29, 2000 and September 7, 2001

10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001

10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999
(11) Statement regarding computation of per share earnings (loss) -- Not applicable
(15) Letter regarding unaudited interim financial information -- Not applicable
(18) Letter regarding change in accounting principles -- Not applicable
(19) Report furnished to security holders -- Not applicable
(22) Published report regarding matters submitted to vote of security holders -- Not applicable
(23) Consents of experts and counsel -- Not applicable
(24) Power of attorney -- Not applicable
(27) Financial data schedule -- Not applicable
(99) Additional exhibits -- Not applicable
b. Reports Filed on Form 8-K None

<PAGE 13>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPAC, INC.

Date November 13, 2001	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date November 13, 2001	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date November 13, 2001	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

<PAGE 14>

EXHIBIT INDEX

Exhibit			Page
2.	Plan of acquisition, regarding organization, arrangement, liquidation, or succession		N/A
3.	Articles of incorporation, By-laws
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
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

N/A
10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

N/A
10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 14, 1997, November 24, 1998, September 24, 1999, September 29, 2000 and September 7, 2001

N/A
	10.4	Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001	16
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
11.	Statement regarding computation of per share earnings (loss)		N/A
15.	Letter regarding unaudited interim financial information		N/A
18.	Letter regarding change in accounting principles		N/A
19.	Report furnished to security holders		N/A
22.	Published report regarding matters submitted to vote of security holders		N/A
23.	Consents of experts and counsel		N/A
24.	Power of attorney		N/A
27.	Financial data schedule		N/A
99.	Additional exhibits		N/A

<PAGE 15>