Form 10-Q
period 2001-12-31
CPAC INC
filed 2002-02-13
CIK 351717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

(585) 382-3223
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
          Yes [ X ]          No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at December 31, 2001
Common Stock, $.01 par value	5,123,499

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
1,125,838

<PAGE 1>

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- December 31, 2001 (Unaudited), and March 31, 2001	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Nine Months Ended December 31, 2001, and December 31, 2000 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended December 31, 2001, and December 31, 2000 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Nine Months Ended December 31, 2001, and December 31, 2000 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	12
Item 2.	Changes in Securities and Use of Proceeds.	12
Item 3.	Defaults Upon Senior Securities.	12
Item 4.	Submission of Matters to a Vote of Security Holders.	12
Item 5.	Other Information.	12
Item 6.	Exhibits and Reports on Form 8-K.	12
	SIGNATURE PAGE	13
	EXHIBIT INDEX	14

<PAGE 2>

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2001 (Unaudited)	March 31, 2001 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 10,016,081	$ 8,859,885
Accounts receivable (net of allowance for doubtful accounts of $773,000 and $645,000, respectively)	11,839,776	14,341,047
Inventory	19,216,834	17,500,006
Prepaid expenses and other current assets	2,797,147	2,345,282
Total current assets	43,869,838	43,046,220
Property, plant and equipment, net	17,662,875	18,960,122
Goodwill and intangible assets (net of amortization of $3,214,556 and $2,751,116, respectively)	12,321,715	12,799,458
Other assets	2,780,638	2,630,353
	$ 76,635,066	$ 77,436,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 861,278	$ 1,263,577
Accounts payable	4,615,605	5,035,909
Accrued payroll and related expenses	1,536,765	1,532,263
Accrued income taxes payable	985,897	483,370
Other accrued expenses and liabilities	3,241,512	3,227,685
Total current liabilities	11,241,057	11,542,804

Long-term debt, net of current portion	7,667,191	7,731,913
Other long-term liabilities	5,695,565	5,435,088
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,208,806 shares and 5,500,477 shares, respectively	52,088	55,004
Additional paid-in capital	10,538,823	12,372,174
Retained earnings	43,714,385	42,299,580
Accumulated other comprehensive income (loss)	(1,683,855)	(1,410,222)
	52,621,441	53,316,536
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	52,031,253	52,726,348
	$ 76,635,066	$ 77,436,153

Note: The balance sheet at March 31, 2001 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

<PAGE 3>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED

DECEMBER 31, 2001 AND DECEMBER 31, 2000

UNAUDITED

	2001	2000

Net sales	$ 73,680,202	$ 79,326,574

Costs and expenses:
Cost of sales	40,582,112	43,928,368
Selling, administrative and engineering expenses	28,310,696	27,992,348
Research and development expense	470,125	478,177
Interest expense, net	399,520	632,231

	69,762,453	73,031,124
Income before income tax expense	3,917,749	6,295,450

Provision for income tax expense	1,407,000	2,435,000

Net income	$ 2,510,749	$ 3,860,450

Income per common share:
Basic	$ 0.48	$ 0.69
Diluted	$ 0.48	$ 0.69
Average common shares outstanding:
Basic	5,226,228	5,562,822
Diluted	5,238,901	5,591,798

Comprehensive income:
Net income	$ 2,510,749	$ 3,860,450
Other comprehensive income (loss)	(273,633)	(623,451)

Comprehensive income	$ 2,237,116	$ 3,236,999

The accompanying notes are an integral part of the financial statements.

<PAGE 4>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED

DECEMBER 31, 2001 AND DECEMBER 31, 2000

UNAUDITED

	2001	2000

Net sales	$ 23,144,135	$ 24,679,815

Costs and expenses:
Cost of sales	12,448,030	13,747,655
Selling, administrative and engineering expenses	9,304,377	8,902,648
Research and development expense	164,209	150,614
Interest expense, net	119,910	162,862

	22,036,526	22,963,779
Income before income tax expense	1,107,609	1,716,036

Provision for income tax expense	382,000	660,000

Net income	$ 725,609	$ 1,056,036

Income per common share:
Basic	$ 0.14	$ 0.19
Diluted	$ 0.14	$ 0.19
Average common shares outstanding:
Basic	5,139,722	5,514,810
Diluted	5,152,800	5,530,351

Comprehensive income:
Net income	$ 725,609	$ 1,056,036
Other comprehensive income (loss)	351,278	(412,877)

Comprehensive income	$ 1,076,887	$ 643,159

The accompanying notes are an integral part of the financial statements.

<PAGE 5>

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

DECEMBER 31, 2001 AND DECEMBER 31, 2000

UNAUDITED

	2001	2000

Cash flows from operating activities:
Net income	$ 2,510,749	$ 3,860,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,149,109	2,174,284
Amortization of intangible assets	474,958	511,234
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	2,470,608	1,238,981
Inventory	(1,766,596)	115,790
Accounts payable	(432,258)	(1,212,446)
Accrued expenses & liabilities	503,049	(582,352)
Other changes, net	(379,812)	(261,878)
Total adjustments	3,019,058	1,983,613
Net cash provided by operating activities	5,529,807	5,844,063

Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(897,605)	(928,271)
Net cash used in investing activities	(897,605)	(928,271)

Cash flows from financing activities:
Common stock repurchase	(1,836,267)	(978,995)
Proceeds from long-term borrowings		1,555,300
Repayment of long-term borrowings	(541,484)	(2,192,954)
Payment of cash dividends	(1,095,944)	(1,175,780)
Net cash used in financing activities	(3,473,695)	(2,792,429)

Effect of exchange rate changes on cash	(2,311)	(32,115)

Net increase in cash and cash equivalents	1,156,196	2,091,248

Cash and cash equivalents -- beginning of period	8,859,885	4,436,509

Cash and cash equivalents -- end of period	$ 10,016,081	$ 6,527,757

The accompanying notes are an integral part of the financial statements.

<PAGE 6>

CPAC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the nine-month period ended December 31, 2001 and December 31, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at December 31, 2001 (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001, Annual Report to Shareholders. The results of operations for the nine-months ended December 31, 2001 are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory is summarized as follows:

	December 31, 2001	March 31, 2001
Raw materials and purchased parts	$ 7,574,030	$ 7,016,807
Work-in-process	1,140,580	945,243
Finished goods	10,502,224	9,537,956
	$ 19,216,834	$ 17,500,006

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Basic weighted average number of shares outstanding	5,139,722	5,514,810	5,226,228	5,562,822
Effect of dilutive stock options	13,078	15,541	12,673	28,976
Dilutive shares outstanding	5,152,800	5,530,351	5,238,901	5,591,798

Unexercised stock options to purchase 1,005,311 and 744,061 shares of the Company's common stock as of December 31, 2001 and 2000, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2001, are still outstanding at the end of the period.

4 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

<PAGE 7>

5 -- SEGMENT INFORMATION

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment and the Imaging segment. Information concerning the Company's business segments for the quarters ended December 31, 2001 and 2000 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Net sales to customers:
Fuller Brands	$ 12,951,874	$ 14,104,826	$ 43,146,430	$ 46,037,906
Imaging	10,192,261	10,574,989	30,533,772	33,288,668

Total net sales to customers	$ 23,144,135	$ 24,679,815	$ 73,680,202	$ 79,326,574

Operating income:
Fuller Brands	$ 751,901	$ 1,304,903	$ 2,656,304	$ 4,099,384
Imaging	533,344	838,092	1,770,641	2,923,902
	1,285,245	2,142,995	4,426,945	7,023,286
Corporate income (loss)	(57,726)	(264,097)	(109,676)	(95,605)
Interest expense, net	(119,910)	(162,862)	(399,520)	(632,231)

Consolidated pretax income	$ 1,107,609	$ 1,716,036	$ 3,917,749	$ 6,295,450

Sales between segments are not material.

6 -- SHAREHOLDERS' EQUITY

Stock Repurchase

For the nine months ended December 31, 2001 and 2000, respectively, the Company repurchased 291,671 and 133,056 shares of its common stock at an average cost of $6.29 and $7.36 per share, for a total cost of approximately $1,836,000 and $979,000 as part of previously announced Board of Directors' authorized stock buyback programs.

7 -- SUBSEQUENT EVENT

On January 4, 2002, the Company expanded its distribution agreements with TURA AG of Düren, West Germany, by purchasing a 19% equity interest in TURA AG for approximately $1,900,000. TURA AG is a manufacturer and supplier of photographic paper and film emulsion products to the worldwide silver halide photographic market, as well as a manufacturer of wide format inkjet printing consumables.

8 -- ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, was effective for the Company on April 1, 2001. The adoption of this pronouncement did not have any effect on the Company's financial position, results of operations, or cash flows.

Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board on June 30, 2001. SFAS No. 141 eliminates the pooling of interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization (impairment) approach. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement. Once adopted, companies are required to compare the implied fair value of their reporting units with their carrying values, including goodwill, and to adjust carrying values if less. At December 31, 2001, approximately $10,543,000 of the approximate $12,322,000 total goodwill and intangible assets recorded on the consolidated balance sheet related to the Company's fiscal 1998 acquisition of Cleaning Technologies Group. In light of current economic conditions, and the potential impact of Kmart declaring Chapter 11 bankruptcy, the Company is currently evaluating whether these conditions are temporary or permanent, and if impairment has occurred. The permanence of these economic factors will determine whether any adjustment to its financial statements would be required, when the Company adopts SFAS No. 142 in its 2003 fiscal first quarter.

9 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

<PAGE 8>

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations continued to generate strong cash flow during the quarter ended December 31, 2001, despite the reduced sales levels of both segments. Cash increased over two million dollars during the quarter and for the nine months ended December 31, 2001 has increased approximately $1,156,000 to $10,016,081. Cash from operations for the nine months ended December 31, 2001 was approximately $5,530,000, allowing the Company to invest in new property and equipment of approximately $898,000; spend approximately $1,836,000 with its stock buyback program; reduce borrowings by approximately $541,000; and continue paying dividends of approximately $1,096,000.

The Company maintains a line of credit with Bank of America with a borrowing capacity of $20,000,000. At December 31, 2001, the Company's borrowings under such line were zero. The interest rate is the lower of prime or the 30-day LIBOR rate plus .75%. The Company is currently negotiating an extension of the credit facility, as it matures in October 2002. The facility maintains certain financial covenants, with which the Company was in compliance at December 31, 2001.

CPAC Asia Imaging Products Limited (formerly CPAC Asia LTD.) also has a line of credit with an international bank of 19,600,000 baht (approximately $441,000 based on the third quarter conversion rate in Thailand), with interest at prime plus 1% (Thailand prime was 8.75%) and collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. At the end of its third quarter, CPAC Asia Imaging Products Limited had approximately 10,191,000 baht (approximately $229,000 based on the third quarter conversion rate in Thailand) outstanding against the line.

CPAC Asia Imaging has two other debt obligations, funded through an international bank, to finance its Thailand-based facility. The first obligation, amounting to approximately 15,617,000 baht (approximately $351,000 based on the third quarter conversion rate) with interest at 5.25% was extended for one year in December 2001, and matures in December 2002. The second obligation amounting to approximately 41,919,000 baht (approximately $943,000), with interest at 7.35%, requires quarterly payments of interest and principal, with the obligations maturing in 2006. All obligations are collateralized with standby letters of credit guaranteed by CPAC, Inc.

The Company's working capital ratios at December 31, 2001, March 31, 2001, and December 31, 2000 were 3.90 to 1; 3.73 to 1; and 4.14 to l, respectively. The working capital improvement at December 31, 2001 versus March 31, 2001 was due to reduced debt and improved cash levels, while the decrease for the same period as compared to December 31, 2000, was a function of higher current liability levels for the current assets supported.

During January 2002, the Company's available cash decreased as a result of its investment in TURA, as well as the continued softness in segment sales. However, the Company believes it will continue to generate sufficient cash flows to meet normal working capital requirements. It is anticipated that additional financing would be required to fund future Company acquisitions.

Asset Turnover Ratios

	December 31, 2001	March 31, 2001	December 31, 2000
(1) Receivables-days outstanding	48.9 days	51.3 days	49.8 days
(2) Annual inventory turns	2.9 times	3.2 times	3.1 times

Receivable days outstanding improved over March 31, 2001 and December 31, 2000 due largely to a reduction in Fuller receivables.

Inventory turns decreased, on an annualized basis, due partially to the slowdown in customer ordering patterns, as well as a bulk purchase of raw materials made at CPAC Asia Imaging.

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

<PAGE 9>

equipment systems to the imaging industry. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material.

Consolidated sales for the quarter ended December 31, 2001 decreased 6.2% over the quarter ended December 31, 2000 and decreased 7.1% for the nine months ended December 31, 2001 over nine months ended December 31, 2000. Sales for the third quarter and nine months ended December 31, 2001 in the Fuller Brands segment decreased 8.2% and 6.3%, respectively, as compared with the quarter and nine months ended December 31, 2000. The decrease in the quarter was largely a result of a decline in sales of the segment's CTG operation, which was adversely effected by a suspension of orders from Kmart, its largest retail customer, as well as the general retail slowdown which began in late summer and intensified after the September 11, 2001 terrorist attacks. The decrease for the nine-month period is again due to CTG's lower sales and a decline in the Company's Stanley Home Products' direct sales business during the first six months of the fiscal year. The subsequent Chapter 11 bankruptcy filing by Kmart may continue to impact CTG and Fuller Brands' sales overall for the remainder of calendar 2002, although the Company does not have exposure with open accounts receivables as a result of the filing. For the Imaging segment, overall sales for the third quarter and nine months ended December 31, 2001 declined 3.6% and 8.3%, respectively, as compared with the quarter and nine months ended December 31, 2000. Continued sales decline in the medical imaging market due to competitive forces, as well as significant reductions in the domestic photographic imaging market for both chemistry and equipment, overshadowed strong growth in the Company's international Imaging market for the quarter and nine months ended December 31, 2001. The Company believes that future imaging sales growth will be led by its international operations, buoyed by its investment and business partnering with TURA AG. International growth could be affected, however, by worldwide currency pressures and economic conditions in Europe, Africa, and Asia.

Consolidated gross margins were 46.2% for this quarter versus 43.7% for the year ended March 31, 2001 and 44.3% for the same quarter last year. Gross margins in the Fuller Brands segment were 52.0%, 48.3%, and 49.6% for the quarter ended December 31, 2001, the year ended March 31, 2001, and the quarter ended December 31, 2000. Increase over previous periods reflects lower CTG sales, which historically have lower gross margins than the segment's Fuller and Stanley Home Products' businesses. However, without an increase in sales and throughput through the segment's Great Bend factory, unabsorbed, fixed costs may cause future gross margins to decline. Gross margins in the Imaging segment were 38.9% for the quarter ended December 31, 2001, as compared to 37.2% for the year ended March 31, 2001 and 37.2% for the quarter ended December 31, 2000. The increase is a function of stronger international than domestic operations, which, due to product mix sold, have higher gross margins.

Consolidated selling, administrative and engineering costs this quarter were 40.2%, versus 35.3% for the year ended March 31, 2001, versus 36.1% for the same quarter last year. In the Fuller Brands segment, selling, administrative and engineering costs for this quarter increased to 45.2% from 40.2% for the year ended March 31, 2001 and 39.5% for the same quarter last year. The increase over prior periods reflects the impact of lower CTG sales and higher Fuller and Stanley Home Products' sales, which carry higher levels of selling and administrative costs. The Company is currently reviewing the Fuller Brands segment's fixed costs and has begun selectively reducing them, to match levels of costs with current and projected revenue levels. In the Imaging segment, selling, administrative and engineering costs for the quarter were 33.3% versus 28.9% for the year ended March 31, 2001 and 29.0% for the same quarter last year. The increase over prior periods is a result of the decline in the domestic Imaging operation's sales. Without an increase in domestic business, this percentage will continue for the short-term to exceed fiscal 2001 levels. The Company is currently reviewing the individual businesses and may be forced to curtail certain levels of spending in the next six months, until the domestic economy improves.

Net interest expense for the quarter and nine months ended December 31, 2001 decreased, as compared to the third quarter and nine months ended December 31, 2000, due to decreased debt and lower domestic interest rates.

The provision for income taxes as a percentage of pretax income for the quarter ended December 31, 2001 was 34.5% versus 37.2% for the year ended March 31, 2001, and versus 38.5% for the quarter ended December 31, 2000. The decrease, as compared to the prior periods, is due partially to the impact of the tax holiday in Asia, which exempts most of CPAC Asia Imaging Products Limited's operating income from tax, as well as lower state taxes due to decreased domestic earnings. The Company expects its consolidated, effective tax rate to remain in the 35.0% -- 37.0% range for the remainder of fiscal 2002.

Net income for the quarter and nine months ended December 31, 2001 decreased 31.3% and 35.0%, respectively, over the comparable quarter and nine months last year. The decrease is a direct result of the sales downturn experienced in both segments.

Foreign Operations

Foreign operations' net sales for the quarter ended December 31, 2001 increased 8.1% versus the comparable period last year, while sales for the nine months ended December 31, 2001increased 4.2% over the comparable period last year. Strong performance from the Company's Asian and Belgian subsidiary for the quarter and nine months ended December 31, 2001 offset net sales declines from the Company's Italian and South African subsidiaries.

<PAGE 10>

Pretax profits for the combined foreign operations increased 5.9% for the quarter ended December 31, 2001 largely as a result of the Company's European operations. For the nine months ended December 31, 2001, pretax profits decreased 5.3%, with the losses from the early part of fiscal 2002 in Belgium, offsetting profits in Asia. The Company expects its strategic investment in TURA AG will increase business opportunities in fiscal 2003 and allow its international subsidiaries to continue to increase sales and profits. TURA AG U.S.'s business may also help open up sales opportunities to the Company's domestic chemical and equipment operations.

The Company's foreign operations have been impacted by negative currency pressures year to date, although its European operations had slight improvements during the third quarter. With the adoption of the Euro, the Company is uncertain as to the extent of any currency pressures that may effect its European operations in subsequent periods, or whether the world economy will continue to have currency impacts on its Asian and African operations, as well as Europe. While the Company in the past has used hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations, it does not currently hold any of these contracts. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency transaction losses are included in income or expense as incurred and are not material to the results of operations.

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

The Future Factors that may affect the operations, performance and results of the Company's business include the following:

a.	general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations;
b.	the level of competition and consolidation within the commercial cleaning supply industry;
c.	the impact of Kmart's Chapter 11 filing on Cleaning Technologies Group's business;
d.	the effect of changes in the distribution channels for Fuller Brands;
e.	the level of domestic demand for the Company's Imaging products and the impact of digital imaging;
f.	the ability to increase volume through the Great Bend manufacturing plant to absorb fixed overhead; and
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

<PAGE 12>

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

CPAC, INC.

Date February 13, 2002	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date February 13, 2002	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date February 13, 2002	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

<PAGE 13>

EXHIBIT INDEX

Exhibit			Page
2.	Plan of acquisition, regarding organization, arrangement, liquidation, or succession		N/A
3.	Articles of incorporation, By-laws
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