Form 10-K
period 2002-03-31
CPAC INC
filed 2002-06-25
CIK 351717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002

Commission File No. 0-9600

CPAC, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0961040 (IRS Employer Identification Number)

2364 Leicester Rd.
Leicester, New York 14481
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (585) 382-3223

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $.01 Par Value Common Stock (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes [ X ]          No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [ X ]

The aggregate market value of the 2,056,999 shares of voting stock held by non-affiliates of the Registrant as of June 21, 2002 was $12,753,393, based on the closing price of $6.20 on the Nasdaq National Market as of such date. Options for 1,051,213 shares of the Registrant's Common Stock are outstanding and have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

The number of shares outstanding of the Registrant's $.01 Par Value Common Stock as of June 21, 2002 was 5,123,499.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Part III of this Form 10-K are incorporated herein by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders dated June 21, 2002.

CPAC, INC. TABLE OF CONTENTS

INDEX TO ITEMS INCORPORATED BY REFERENCE

PART III		Caption in Proxy Statement
Item 10.	Directors and Executive Officers of the Registrant.	Election of Directors: and Security Ownership of Certain Beneficial Owners and Management
Item 11.	Executive Compensation.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions.	Election of Directors; and Committee Reports

PART I

Item 1.     BUSINESS.

OVERVIEW

CPAC, Inc. (pronounced C-pack) and its consolidated subsidiaries (herein referred to collectively as "CPAC" or "the Company," unless indicated otherwise) has two principal business Segments: Fuller Brands and CPAC Global Imaging Group. The Company's Fuller Brands Segment is involved in developing, manufacturing, distributing, and marketing branded industrial and consumer cleaning and personal care products in North America and internationally. The Segment called CPAC Global Imaging Group includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa and Thailand, which collectively sell into more than 100 other countries.

CPAC, INC.
Fuller Brands
59% of CPAC Sales
CPAC Global Imaging Group
41% of CPAC Sales
The Fuller Brush Company
Cleaning Technologies Group
Stanley Home Products
Four Domestic Divisions
Four International Divisions

CPAC was formed in 1969 as a New York Corporation under the name of Computerized Pollution Abatement Corporation. Its name was shortened to CPAC, Inc. in 1976.

The principal executive offices of the Company are located at 2364 Leicester Road, Leicester, New York, 14481, telephone number 585-382-3223. Additional information is available on the Company's web site at (http://www.cpac.com).

Fuller Brands Segment

The Company's Fuller Brands Segment is comprised of three business units that are primarily focused on the development, manufacture, distribution, and marketing of approximately 2,700 branded and private-label products for Industrial and Consumer cleaning and personal care applications. These business units are The Fuller Brush Company, Great Bend, KS (acquired in 1994); Cleaning Technologies Group (CTG), Great Bend, KS (acquired in 1997); and Stanley Home Products, Agawam, MA (signed license agreement in 1994).

The Segment's products include home cleaning products (all-purpose cleaners, degreasers, deodorizers, stain removers, laundry products); and stick goods (brooms, brushes, mops) for industrial use; commercial floor care chemicals (finishes and waxes, strippers, sealers, maintainers); custom brush components for specialty applications; and personal care products (hair and skin care, fragrances, cosmetics, vitamins, nutritional supplements). The vast majority of Segment products are manufactured at its 600,000 sq. ft. facility in Great Bend, Kansas.

FULLER BRANDS -- INDUSTRIAL

The Industrial business of the Fuller Brands Segment consists of products sold through The Fuller Brush Company and Cleaning Technologies Group. Industrial sales are broken out into the following three categories: Commercial Cleaning, Custom Products, and Export. The three key Industrial businesses address the needs of a wide array of industrial customers, from retail food store sanitation products to customer designed industrial brushes.

Commercial Cleaning

Cleaning Technologies Group (CTG), the commercial cleaning business unit, manufactures, distributes, and sells sanitary maintenance supplies, professional cleaning products, and stick goods (brooms, brushes, mops). Products are sold through a national network of wholesale janitorial and paper distributors, manufacturers representatives, and large buying groups that purchase and resell products to end-users such as grocery stores, offices, hotels, retail stores, hospitals, schools, and manufacturing plants. CTG also employs a national sales force of regional representatives to provide service to and manage the accounts of its distribution network. In addition, CTG exhibits its products at national and international trade shows.

CTG products are marketed under the Franklin Cleaning Technology®, Masury-Columbia®, Fuller Brush® Commercial and Brillo® brand names. In all, CTG has of over 60 trademarks for general and specific commercial cleaning needs.

With the exception of marketing, all of CTG's support functions are located at the Company's Great Bend facility.

Custom Products

The Custom Products business of The Fuller Brush Company is involved in the design, manufacture, and sale of private label chemicals and stick goods made to customers' specifications. It principally manufactures industrial brush components; however, it also produces a variety of chemicals, metal handles, and plastic parts. The Custom Products division principally serves the footwear, aviation, durable goods, and agriculture industries.

The company's plant in Kansas features state-of-the-art hi-speed lines as well as unique equipment which is used to manufacture brushes and brush components designed for a specialty application.

Export

The Fuller Brush Company services a number of commercial customer accounts in Canada, Mexico, and other countries. It distributes via intermodal transport to Puerto Rico. Primary products exported are floor care chemicals and home care products.

FULLER BRANDS -- CONSUMER

The Consumer component of the Fuller Brands Segment consists of products sold through The Fuller Brush Company and Stanley Home Products business units, which utilize the following channels: direct selling, catalogs, the Internet, retail outlet stores, and direct marketing partners.

The consumer product lines of these two business units include (i) Home Care products for kitchen, laundry, bath, and general household cleaning, as well as brushes, brooms, and mops and (ii) Personal Care products such as hair and skin care products, fragrances, cosmetics, vitamins and nutritional supplements. The Fuller Brush Company and Stanley Home Products each hold more than 100 registered trademarks for its products in the U.S. and elsewhere.

While most of the Consumer cleaning products for Fuller and Stanley are developed and manufactured in the Great Bend facility, a number of cosmetic and skin care products for Stanley are imported from France with exclusive rights to U.S. distribution.

Direct Selling

Stanley Home Products and The Fuller Brush Company both have direct selling organizations comprised of independent representatives. Direct selling consists of the sale of a consumer product or service, person-to-person, away from a fixed retail location. The Company also utilizes the "party plan" sales method in which its sales representatives demonstrate products to groups rather than individuals, as well as the traditional "one-on-one" method.

Most of the independent representatives sell part-time, purchasing products from Fuller and Stanley in order to resell them to their customers. Representatives are encouraged to recruit others into the business, thus widening the sales network. Both Stanley and Fuller are proud of the loyalty and longevity of their network representatives.

Fuller Catalog/Internet

Both Fuller and Stanley publish full-color catalogs and fliers as a means of marketing their product lines, as well as to promote the direct selling business opportunity. Customers who are not assisted by a direct selling representative can order directly from the company by mailing, phoning, e-mailing, or faxing their order directly to Customer Service. Additionally, both companies have e-commerce enabled web sites through which consumers can order products directly (www.fullerbrush.com and www.shponline.com).

Retail Outlet Stores

Fuller Brush operates eight Factory Retail Outlet Stores, six of which are located in outlet shopping centers in Kittery, Maine; Branson, Missouri; Myrtle Beach, South Carolina; Pigeon Forge, Tennessee; Kenosha, Wisconsin; and Hagerstown, Maryland. One store is also located in a regional mall in Chesterfield, Missouri. Another store is located at the Fuller Brush plant in Great Bend, KS. All products bear the Fuller brand and are sold at a discount. First quality consumer products comprise approximately 80% of stocked merchandise. The balance is made up of consumer and industrial overstocks, closeouts, and ''seconds". The Retail Outlet component of Fuller Brands' Consumer business provides a useful platform for delivering world famous Fuller quality goods to those consumers not covered by a local representative.

Direct Marketing Partners

Fuller-branded consumer products are marketed through national direct marketing partners such as catalog companies, sweepstakes marketers, direct mail firms, Internet marketers, and direct response television. They partner with Fuller Brush to directly promote the Fuller brand to their large audiences, and fulfill orders from their respective distribution centers.

This growing channel complements the direct selling efforts of Fuller representatives, and offers consumers an opportunity to purchase Fuller merchandise in a variety of ways.

COMPETITION

Fuller Brands

INDUSTRIAL BUSINESS

Fuller Brands' Industrial business develops, manufactures, and markets commercial cleaning and maintenance chemicals, and stick goods. The Fuller Brands Segment competes with regional, national, and global companies in each of the three industrial channels in which it operates: Commercial Cleaning, Custom Products, and Export.

Commercial Cleaning

Cleaning Technologies Group (CTG), the Fuller Brands Segment's commercial cleaning business unit, markets branded and private label janitorial and maintenance products through a direct sales force as well as a national distributor network. CTG products are used primarily in offices, hotels, retail stores, hospitals, schools and other public buildings.

Commercial cleaning products is a fragmented industry, and although two companies are significantly larger than others (S.C. Johnson Wax and Ecolab), no single firm or group of firms dominates the industry as a whole. There are numerous small regional or local competitors who focus on limited geographies, product lines and/or customer segments. CTG seeks to fill specific product niches where it feels it can compete favorably, such as providing one-stop sanitation shopping for retail food stores.

CTG has established long-standing relationships with its major commercial cleaning customers based on the ability to "bundle" high quality chemicals and stick goods, and provide value-adds to customers such as lower cost structure, reduced labor, and assistance with training, safety, and environmental standards. Alliances with large national wholesalers, whose scope is national and whose extensive sales force is direct, augment CTG's own network.

Custom Products

This component of Fuller Brands' Industrial business is involved in the manufacture and sale of private label products made to customers' specifications. The primary products are brushes and brush components, although various chemicals, metal handles, and plastic parts are also produced on a contract basis.

Custom brush competitors tend to be smaller, specialized private companies such as Felton Brush and America Brush Company. These competitors manufacture numerous types of industrial brush finished goods. At present, Fuller Brands specializes in strip and coil type brushes for industrial customers, but intends to grow this category. To this end, Fuller recently obtained the capability to manufacture one-piece molded thermoplastic elastomer (TPE) brushes.

Management believes Fuller Brands is able to compete successfully in the custom products arena based on its reputation for high-quality products, exceptional technical support, on-time delivery and an emphasis on superior customer service.

Export

Fuller Brands' export business currently is limited to the selling of branded commercial and household products through a small network of commercial distributors outside of the continental U.S. (primarily in Puerto Rico and Canada).

Through its Global Imaging Group, CPAC has an extensive manufacturing and distribution base in key international markets. As in the U.S., export customers demand the best value -- high quality at a competitive price. Fuller Brands' products meet these criteria.

The Company currently has an insignificant share of the global market for cleaning and personal care products, and so management believes a great opportunity exists. Cleaning products are being evaluated for viability in small test markets in Asia.

CONSUMER BUSINESS

Fuller Brands' Consumer business entails the development, manufacture, and marketing of home cleaning and personal care products that are sold to consumers through the following four channels:

Direct Selling

Both Fuller Brush and Stanley Home Products' direct selling organizations are comprised of thousands of independent representatives in all 50 states who promote home cleaning and personal care products one-on-one and at home parties. The product lines of these two divisions are quite similar. In fact, before becoming part of CPAC, Inc., Fuller Brush and Stanley Home Products competed directly with one another in the marketplace. Now, Fuller representatives can sell both Fuller and Stanley products and vice versa, should they choose.

Direct selling companies compete both in terms of products, and in terms of attracting representatives and customers. Relative to their home cleaning and personal care product lines, Fuller and Stanley compete with direct selling companies such as Alticor®, Avon®, Mary Kay®, and Tupperware®. All U.S. direct selling companies compete with Fuller and Stanley for representatives and customers.

Product demonstrations are key to the success of both the Fuller and Stanley direct selling businesses, particularly with the home care lines. To attract a greater number of younger, more diverse representatives, Stanley has added an exclusive skin care line and an exclusive color cosmetics line. These products also lend themselves to personal demonstration and fit perfectly with Stanley's emphasis on strengthening the home party selling style it invented in the 1930's.

Although the Fuller Brush brand has historically been marketed door-to-door, the Company continues to expand its presence in other channels to reach consumers that are not as readily available to direct sellers. In April, 2002 Fuller began selling home care product sets via direct response television [also known as home shopping]. These live televised product demonstrations raise awareness of the Fuller brand, which supports the efforts of the direct selling organization.

Management believes that the personalized demonstrations and service offered by Fuller and Stanley representatives; the rich history of those brands; the high quality and efficacy of the products; and the Company's satisfaction guarantee are significant factors in maintaining a competitive position in direct selling. Based on the venerable Fuller Brush brand, the Company believes that other consumer channels hold opportunity and it will continue to explore them.

Fuller Catalog/Internet

Both Fuller and Stanley maintain e-commerce enabled web sites, which allow consumers to request a catalog by mail and place orders directly with the company. This practice encourages new and repeat sales, creates a "lead" for a field sales representative to pursue, and allows the company to market the business opportunity to potential representatives.

The majority of direct selling companies publish catalogs and/or fliers for representatives to leave behind after a sales call or home party; several allow consumers to order directly. Most well known direct selling companies also have an Internet presence, but not all are e-commerce enabled. Of those that are, Avon®, Reliv®, and Jafra® require on-line customers to select a representative to service them in the future, and who receives credit for the on-line transaction.

As direct selling companies go, Fuller and Stanley have been in business longer than most. For both organizations, a reputation for quality and service has created significant loyalty to the products and to the business opportunity. The Internet has become particularly useful as a recruiting tool, which builds the independent sales force. The Company believes there is still significant brand equity in both names.

Management believes that the Internet channel has enhanced sales, marketing, recruiting, and information-sharing opportunities for its customers and representatives. A significant cost reduction is achieved by communicating electronically with the field sales force. The Internet also allows current and prospective customers and representatives to self-educate about products.

Retail Outlet Stores

Fuller Brush markets its products in eight retail outlet stores in the U.S., primarily located in well-traveled outlet malls. This channel allows Fuller Brush to efficiently sell first-quality inventory, as well as slow-moving or discontinued items, while enhancing brand awareness.

The Fuller Brush Company uses merchandising and attractive product displays in its retail stores to compete with other mall tenants, such as Oneida®, Maidenform®, Buster Brown®, and Jockey®. The number of direct competitors that Fuller faces in the retail outlet channel is limited.

Fuller's brand equity is strong with certain groups of consumers who shop in outlet malls. The stores represent an opportunity for former customers to re-discover Fuller in a retail setting.

Management believes that its retail outlet stores in certain areas of the country are a viable channel for incremental sales and brand awareness. The Company will continue to support this channel as long as it is profitable for the Fuller Brands Segment.

Direct Marketing Partners

Fuller-branded consumer products are purchased by national direct marketing partners such as catalog companies, direct mail firms, Internet marketers, and direct response television. These partners purchase Fuller products in quantity, then market and distribute them to their audiences and customer lists.

Fuller Brush competes for sales with similar products featured in catalogs, web sites, direct mailings, etc., such as Orange Glo® and Oxiclean®.

The Fuller brand has recently been reintroduced to consumers through appearances on direct response television. As previously stated, brand equity and high quality are the Company's competitive advantages. These hallmark traits make the Fuller brand attractive to direct marketing partners, and allow Fuller to effectively compete with the vast number of home care competitors.

Management views these direct marketing partner relationships as an effective means of broadening exposure for the Fuller Brush brand. This exposure adds value across every channel.

CPAC Global Imaging Group Segment

The Company's CPAC Global Imaging Group develops, manufactures, packages, distributes, and markets its extensive line of branded and private label chemicals and equipment for Color Photographic, Health Care, and Graphic Arts applications.

The classes of products for the Global Imaging Group include liquid chemicals for developing silver halide photographic film, photographic paper, radiographic and graphic arts film; chemical mixers for Health Care and Graphic Arts imaging; silver recovery and pollution control equipment and supplies; silver refining services; illuminators for viewing medical x-rays; dry-heat sterilizers used in dental practices; and dental evacuation (suction) units.

Seven of the Imaging Segment's eight business units manufacture products. Equipment is manufactured at the CPAC Equipment Division in Leicester, NY and chemicals are blended and packaged at six other plant locations. An eighth business unit, Profit Recovery Systems (PRS), is exclusively a sales and marketing organization. All products are marketed to businesses, such as photo processing labs, radiology and dental practices, and printing facilities in more than 100 countries worldwide. A superior level of customer and technical support is a distinguishing characteristic of the Segment.

The Imaging Segment manufactures virtually all of its products to better control costs, quality, and inventory levels. This arrangement minimizes the expenses associated with outside vendor overhead and carrying raw goods versus finished goods inventory. The raw materials necessary for manufacture of the Segment's products are readily available from numerous sources and the Imaging Segment is not dependent on any single supplier for any one item.

The refining of customers' recovered silver is conducted under an exclusive agreement with Pioneer Refining Services in Salt Lake City, UT, the largest independent U.S. refiner of photographic silver.

Business units in this Segment include CPAC Equipment Division (CED), Leicester NY (established in 1969); PRS, Inc., St. Louis, MO (established in 1981); Trebla Chemical Company (Trebla), St. Louis MO (acquired in 1984); Allied Diagnostic Imaging Resources, Inc. (Allied), Norcross, GA (acquired in 1988); CPAC Europe, Herentals, Belgium (established in 1989); CPAC Italia, Gorgonzola, Italy (acquired in 1992); CPAC Africa, Pretoria, South Africa (acquired in 1997); CPAC Asia Imaging Products Limited, Chachoengsao, Thailand (established in 1998).

IMAGING -- COLOR PHOTOGRAPHIC

There are three principal areas in which CPAC's Color Photographic business operates: Chemicals, Equipment, and Refining Services.

The Color Photographic Chemicals business includes the development, manufacture, packaging, distribution, marketing, and sales of branded and private label processing chemicals used to develop photographic paper and film. These activities are carried out at Trebla Chemical Company and the four international Imaging business units.

Equipment is manufactured exclusively at CPAC Equipment Division, and involves the design, patent, fabrication, installation, and service of branded and private label silver recovery and pollution control equipment, which helps photo processors achieve environmental compliance by collecting silver (a by-product of the traditional wet silver halide photographic process) for reclamation and subsequent refining.

Color Photographic products and services are marketed in more than 100 countries through a combination of wholesale distributors, manufacturers' sales representatives, and company sales personnel.

Products are manufactured under the Trebla®, SilvPAC®, and CPAC® brands, as well as under private label agreements, and are sold wherever photographs are wet processed, primarily independent and chain photo labs; one-hour processing locations such as mass market retailers; photo labs at universities and law enforcement agencies; and photo processing wholesalers.

Products are marketed domestically and in South America by PRS, Inc., the exclusive sales and marketing organization for CPAC's Color Photographic products, to a national network of photographic distributors and directly to end-users. For each of the International business units, a sales force markets to distributors and end-users. The distributors buy CPAC's products and then market and sell them to photo processors, retaining the difference between the purchase and selling prices as profit. Each manufacturing business unit employs a team of technical support personnel to provide service to the distribution network and end-users. In addition, CPAC's Color Photographic businesses advertise their products in trade publications and exhibit at national and international industry trade shows.

Color Photographic currently accounts for 57% of CPAC Global Imaging Group sales. Since its practice is to ship goods upon receipt of customer orders, Color Photographic does not generally have a material backlog of orders for its products.

In January 2002, CPAC Inc. purchased a 19% minority equity interest in TURA AG, a German manufacturer and supplier of photographic paper and film emulsion products and wide-format inkjet printing consumables. Through this expansion of an existing relationship, each company's core products are now sold through each other's respective distribution channels.

Health Care

There are three principal areas in which CPAC's Health Care business operates: Chemicals, Equipment, and Refining Services.

The Health Care Chemicals business is involved with the development, manufacture, packaging, distribution, marketing, and sales of branded and private label wet processing chemicals used to develop medical and dental x-ray film. Dental x-ray film will be introduced to the line in FY '03. These activities are carried out at Allied Diagnostic Imaging Resources, Inc., as well as two international manufacturing plants.

Health Care Equipment, both branded and private label, involves the design, patent, fabrication, installation, and service of silver recovery equipment and chemical automixers for medical, dental, chiropractic, veterinary, and podiatry practices; illuminators (light boxes) for viewing x-ray film; and dry-heat sterilizers and portable and stationary vacuum equipment (evacuators) for dental practices. This equipment is manufactured exclusively at CPAC Equipment Division.

Health Care products, sold under the Autex®, RediChem®, SilvPAC®, and CPAC® brands as well as under private label agreements, are marketed to radiology, dental, and niche health care markets, and are used wherever x-ray film is wet processed. This includes radiology practices including mammography clinics; dental practices and clinics; hospitals; and, to a lesser extent, veterinary, chiropractic, and podiatry practices.

A national sales force markets products to health care products distributors; to group purchasing organizations (GPO's); and directly to end-users. These distributors and GPO's buy CPAC's Health Care products and then market and sell these products to health care providers, retaining the difference between the purchase and selling prices. Each manufacturing business unit also employs a team of technical support personnel to provide service to the distribution network and end-users. In addition, CPAC Global Imaging exhibits its products at national and international industry trade shows.

Health Care Imaging currently accounts for 38% of CPAC Global Imaging Group sales. Since its practice is to ship goods upon receipt of customer orders, Health Care does not generally have a material backlog of orders for its products.

Graphic Arts

CPAC's Graphic Arts business operates in two principal areas: Chemicals and Equipment.

The Graphic Arts Chemicals business is involved with the development, manufacture, packaging, distribution, marketing, and sales of branded and private label wet processing chemicals used to develop prepress film and plates used in printing facilities. These activities are carried out at Allied Diagnostic Imaging Resources, Inc., as well as two international manufacturing plants.

Graphic Arts Equipment, both branded and private label, involves the design, patent, construction, installation, and service of silver recovery and pollution control equipment and chemical mixers for commercial and in-plant printers, and service bureaus. This equipment is manufactured exclusively at CPAC Equipment Division.

Graphic Arts products, sold under the Allied®, SilvPAC® and CPAC® brands as well as under private label agreements, are marketed to commercial and in-plant printing markets and are used wherever film or plates are wet processed, primarily printers of newspapers, magazines, packaging, and labels, and service bureaus.

A national sales force of manufacturer's representatives markets products to Graphic Arts products distributors; to group purchasing organizations (GPO's); and directly to end-users. The distributors and GPO's buy and resell CPAC's Graphic Arts products, retaining the difference between the purchase and selling prices as profit. Each manufacturing business unit employs a team of technical support personnel to provide service to the distribution network and end-users. In addition, CPAC exhibits its products at national trade shows for the Graphic Arts industry.

Graphic Arts Imaging currently accounts for 5% of CPAC Global Imaging Group sales. Since its practice is to ship goods upon receipt of customer orders, Graphic Arts does not generally have a material backlog of orders for its products.

COMPETITION

CPAC Global Imaging Group

Color Photographic

CPAC's Global Imaging Group Color Photographic business competes with regional, national and international Imaging companies. The Group develops, manufactures, packages, markets and distributes liquid chemicals for developing silver halide photographic film and paper; silver recovery and pollution control equipment and supplies; and provides silver refining services. Through its relationship with TURA AG, photographic film and paper are also part of the product line.

Color Photographic products are used wherever photographs are wet processed, primarily independent and chain photo labs; one-hour processing locations such as mass market retailers; photo labs at universities and law enforcement agencies; and photo processing wholesalers.

The domestic and international markets for the Company's branded products are highly competitive. Competitors range in size from large, highly diversified companies to small, specialized producers. Direct competitors for Color Photographic chemicals include large companies such as Eastman Kodak Company and Fuji-Hunt Photographic Chemicals, Inc., and smaller players such as Champion Photochemistry Ltd. Direct competitors for silver recovery, silver refining services, and pollution control equipment include Academy Corp. and Hallmark Refining Corp.

The Color Photographic industry continues to introduce new products and services, especially in digital imaging. Some digital conversion has occurred in photo processing labs, but primarily in developed countries. This has had some impact on CPAC's sales in the U.S., but management believes there is great potential for traditional silver halide processes in emerging overseas markets. CPAC, Inc.'s recent minority equity investment in TURA AG provides increased access to these customers.

In Color Photographic, the Company seeks to improve product performance and ease of use, increase processing efficiency, and improve the ability of its customers to stay in compliance with local environmental regulations. Management believes that technological innovation, convenience, high product performance, and quality and timeliness of technical support and service are its competitive advantages in Color Photographic markets worldwide.

HEALTH CARE

CPAC's Global Imaging Group Health Care business develops, manufactures, packages, markets and distributes liquid chemicals for developing silver halide radiographic film, chemical automixers; silver recovery and pollution control equipment and supplies; and provides silver refining services. Additional products include illuminators for viewing medical x-rays, dry-heat instrument sterilizers used in dental practices; and dental evacuation units.

Health Care Imaging products are used wherever x-ray film is wet processed or viewed, such as radiology labs and hospitals, and in dental practices where instrument sterilization and dental evacuation is required.

The markets for the Company's branded products are highly competitive. Direct competitors for Health Care chemicals include large companies such as Eastman Kodak and Agfa-Gevaert Group, and smaller companies such as White Mountain Imaging and H.R. Simon and Company. White Mountain and Eastman Kodak Company compete with CPAC for market share of chemical automixers. Direct competitors for silver recovery and pollution control equipment include USI International, Inc. and Metafix. For silver refining services, CPAC Health Care Imaging competes directly with Hallmark Refining Corp. and Academy Corp. Competitors in x-ray illuminators are MAXANT and Wolf X-Ray Corporation. CPAC competes with directly with Wayne and indirectly with Dentronix for dry heat sterilizers. DentalEZ, Inc. is a competitor in dental evacuation units.

There is continued consolidation among Health Care imaging providers to consolidate their buying power by working with or joining group purchasing organizations (GPO's). In this environment, CPAC's businesses must aggressively compete for GPO contracts that provide the most favorable conditions to the Company.

The Health Care Imaging industry continues to evolve, driven primarily by increased demand for digital products and services. Digital conversion is occurring in radiology and dental practices at a faster rate than in Color Photographic, but again, primarily in the U.S. This has impacted CPAC's sales in the U.S., but management believes there is still significant potential for traditional silver halide processes in the U.S. and in emerging markets.

In Health Care Imaging, the Company seeks to improve product performance, increase processing efficiency, broaden its product offering, and improve the ability of its customers to stay in compliance with local environmental regulations. Management believes that customer care, quality, ease-of-use, reliability, and technical support are its competitive advantages in Health Care Imaging markets worldwide.

GRAPHIC ARTS

CPAC's Global Imaging Group Graphic Arts business develops, manufactures, packages, markets and distributes liquid chemicals for developing graphic arts film and printing plates; chemical automixers; silver recovery and pollution control equipment and supplies; and provides silver refining services.

Graphic Arts Imaging products are used in facilities such as commercial printers, service bureaus, in-plant printers, newspapers, magazines, packaging printers, and the like.

The markets for the Company's branded products are highly competitive. Direct competitors for Graphic Arts chemicals include companies such as Kodak Polychrome Graphics and Agfa-Gevaert Group. Konica Graphic Imaging USA and Fuji compete with CPAC for market share of chemical automixers. Direct competitors for silver recovery and pollution control equipment include X-Rite, Inc. and USI International, Inc. Graphic Arts processes that do not use silver halide film (computer-to-plate processes) require a different treatment of effluent for environmental compliance. CPAC believes its private label equipment serves the majority of customers in this niche market. For silver refining services, CPAC Graphic Arts Imaging competes directly with Hallmark Refining Corp. and Academy Corp.

The Graphic Arts Imaging industry continues to evolve, driven primarily by increased demand for digital products and services. Digital conversion is occurring in printing facilities at a slower rate than in Color Photographic, but again, primarily in the U.S. This has not significantly impacted CPAC's sales in the U.S. Management believes it can provide enhanced products to serve this market and sees graphic arts as a growth area.

In Graphic Arts Imaging, the Company seeks to improve product performance, increase processing efficiency, broaden its product offering, and improve the ability of its customers to stay in compliance with local environmental regulations. Management believes that product innovation, high product quality, compatibility with all graphic arts films, competitive pricing, and superior technical support and service are its competitive advantages Graphic Arts Imaging markets worldwide.

Employees

At March 31, 2002, the Company employed 588 people with 370 working in the Fuller Brands segment, 200 in the Imaging segment, and 18 assigned to the CPAC Corporate staff.

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

The Company has appointed Manning & Napier Advisors, Inc., Rochester, New York, as Investment Managers and Reliance Trust Company TTEE, Atlanta, Georgia, as Trustee of the plan.

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

Trebla negotiated a new lease agreement commencing in October 2001 and expiring in January 2012, for 20,480 sq. ft. of office and warehouse space in the same industrial complex as its existing facility, as well as 14,800 sq. ft. of additional warehouse space immediately adjacent to the current warehouse facility. The lease provides for an option to terminate, upon proper notification, five years after commencement.

CPAC Europe, N.V. owns approximately 5 acres of land in Industriepark Herentals (near Antwerp), Belgium. The building, which is 43,900 sq. ft., has a mortgage outstanding on the property.

Allied's main plant and headquarters, located in Norcross, Georgia, are approximately 84,000 sq. ft. The facilities are leased until August 31, 2004.

In October 2001, CPAC Italia signed a new lease agreement for office, warehousing, and industrial space in Gorgonzola, Italy. The company completed its move from its previously leased site in Milan, Italy, in March 2002. The lease on the new facility is for six years, with a six-year renewal option. The leased premises are 29,350 sq. ft.

The Fuller Brush Company, Inc.'s 495,000 sq. ft. facility is located in Great Bend, Kansas. The single story building contains manufacturing, distribution, office facilities, and retail outlet store, and has access to both truck and rail transportation for shipping purposes. The facility was financed through an Industrial Revenue Bond, which is outstanding until 2009. Fuller Brush constructed a 105,000 sq. ft. North America Distribution Center (warehouse facility) on its property in Great Bend, Kansas, to accommodate Fuller's last acquisition and to position Fuller Brush for future acquisitions and revenue growth. Fuller also leases seven third party retail outlet stores with two stores located in Missouri and one located in each of the following: Maine, Maryland, South Carolina, Tennessee, and Wisconsin. There is also an outlet store located at the Fuller Brush offices in Kansas.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal market on which the Registrant's Common Stock is being traded is the NASDAQ National Market System.

	Fiscal 2002				Fiscal 2001
	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q
Price per share:
High	$7.950	$7.390	$6.720	$6.900	$7.250	$7.656	$8.500	$7.625
Low	6.000	5.570	5.500	5.150	6.125	5.375	7.125	6.375

The source of such quotations is from the Nasdaq-Amex OnlineSM service. Such online quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

The approximate number of holders of record of the Common Stock of the Registrant as of March 31, 2002 is 1,610. This number includes only holders of record and beneficial holders who have disclosed that they are recordholders.

Regularly, quarterly dividends in the amount of $0.07 a share have been paid since June 7, 2000.

The following table provides information as of March 31, 2002 concerning compensation plans previously approved by security holders and not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)(2) (3)
Equity compensation plans approved by security holders(1)	996,213	$8.58	405,619
Equity compensation plans not approved by security holders	0	0	0
Totals	996,213	$8.58	405,619
(1)			Includes all options outstanding under the Executive Long-Term Stock Investment Plan, the 1991 Employees' Incentive Stock Option Plan, and the CPAC, Inc. Non-Employee Directors Stock Option Plan.
(2)

The CPAC, Inc. Non-Employee Directors Stock Option Plan allows annual, automatic grants for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the Annual Meeting of Shareholders, at a price equal to the fair market value at that date.

(3)			A total of 405,619 option shares are available for future grant under the Executive Long-Term Stock Investment Plan. There are no shares available for future grant under the 1991 Plan.

Item 6.     SELECTED FINANCIAL DATA.

	For the Years Ended March 31,
	2002	2001(1)	2000(1)	1999(1)	1998(1) (2)
Net Sales	$ 97,779,098	$104,544,036	$112,146,601	$115,390,753	$108,712,722
Operating income(3)	5,007,481	8,045,535	9,486,963	10,258,028	12,060,181
Income before income tax expense	4,486,959	7,298,852	8,796,508	9,560,204	11,574,174
Net income	2,929,959	4,584,852	5,602,508	5,624,204	6,820,174
Earnings per share -- diluted	0.56	0.82	0.91	0.82	0.95
Total assets	76,135,276	77,436,153	77,097,595	76,901,667	78,621,159
Long-term debt(4)	8,465,896	8,995,490	9,492,180	8,178,855	10,016,830
Cash dividends declared	1,454,697	1,558,331	1,609,169	875,569	0
Cash dividends per share(5)	0.28	0.28	0.26	0.13	0

(1)	In accordance with EITF 00-10, shipping and handling costs billed to customers have been reclassed to net sales, with no impact on operating or net income.
(2)	The 1998 financial data includes the acquisition of Cleaning Technologies Group on July 23, 1997.
(3)	Income before interest expense (income) net and income tax expense.
(4)	Includes current maturities.
(5)

On November 2, 1998 the Board of Directors approved the reinstatement of a regular quarterly cash dividend of $0.065 a share. On June 7, 2000 the regular quarterly cash dividend was increased to $0.07 a share.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment, which is involved in developing, manufacturing, distributing, and marketing branded industrial and consumer cleaning and personal care products in North America and internationally, and the CPAC Global Imaging Group (Imaging) segment, which includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa, and Thailand. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material.

Net Sales and Net Income

The Company's net sales decreased 6.5% in 2002, as compared to 2001, and 6.8% in 2001, as compared to 2000.

For the Fuller Brands' segment, 2002 net sales decreased 5.7% over 2001. This was primarily due to the decrease in Cleaning Technologies Group sales of almost 15%, due to the effects of the September 11, 2001 terrorist attacks, and the reduction in K-Mart business. Stanley Home Products' slight sales decreases were offset by sales increases in the traditional Fuller Brush business. In 2001, the Fuller Brush segment sales were 8.1% lower than 2000, due to sales declines in all three operating divisions.

For the Imaging segment, sales in 2002 decreased 7.6% over 2001, caused by sales decreases in the segment's domestic photochemical, medical imaging, and equipment manufacturing operations, mitigated by combined sales increases in the segment's international operations. The Company's domestic operations continued to be impacted by the fierce competition in the North American market, as well as the business slowdown experienced, as a result of the U.S. recession, and September 11, 2001 terrorist attacks. Sales in 2001 decreased 4.9% over 2000. This was largely attributable to decreases in the Imaging segment's domestic medical imaging and photochemical sales, as well as the impact of currency translations on the foreign operation's reported revenues, which caused net sales to be reduced by approximately $1.5 million.

Net income in 2002 decreased 36.1% over 2001, as both segment profits declined. In the Fuller Brands segment, Stanley Home Products and Cleaning Technologies Group operations had sharp declines in profits, due to sales shortfalls outlined above, as well as continued investments in sales and marketing programs intended to stimulate business once the U.S. economy rebounds. The traditional Fuller Brush business helped to mitigate this decline with strong earnings from their contract consumer and catalogue/Internet business. The Imaging segment's profits declined as all operations with the exception of the segment's Asian operations had profit declines, led by its North American photochemical operation.

Net income in 2001 decreased 18.2% from 2000, due to reductions in revenues from both segments that accelerated in the third and fourth quarters. In the Fuller Brands segment, lower sales volume coupled with fixed operating expenses and continuation of sales stimulation programs caused operating income to decline 28.4% as compared to 2000. In the Imaging segment, reductions in operating income of the domestic operations were partially offset by positive foreign operation's earnings, leading to a net decline in operating income of 11.1%. In addition, foreign currency negatively impacted Imaging results by approximately $170,000. Corporate overhead expense not allocated to the two segments declined in 2001 over 2000, due to a reduction in overall spending, resulting from the economic slowdown being experienced.

Foreign Operations

Combined net sales of the Company's foreign operations in Belgium, Italy, South Africa, and Thailand rose approximately $450,000 in 2002 over 2001. This was primarily due to CPAC Asia whose net sales increased $900,000 over 2001 levels. The sales increases at CPAC Asia were offset by sales declines at its Belgian, Italian, and South African operations where currency declines against the U.S. dollar impacted their translated results. Pretax profits for the four combined entities declined almost 14%, due to currency pressures in Italy and South Africa, as well as continued investment in sales and marketing initiatives to attempt to maintain or increase revenues.

Combined net sales of the Company's foreign operations in Belgium, Italy, South Africa, and Thailand rose 15% in 2001 over 2000. This was primarily attributable to CPAC Asia, which had a full year of sales and manufacturing in 2001, versus only three months of actual shipments in fiscal 2000. Combined net sales of the other three foreign operations rose less than .5%. Pretax profits for the combined grouped increased by approximately $676,000 to approximately $1,344,000. This was led by CPAC Asia which was profitable in 2001 versus a start-up loss in 2000, and CPAC Europe whose profits were up over $150,000. Both net sales and pretax income were impacted by the strong U.S. dollar and high currency translation rates. Management estimates that currency movements unfavorably impacted combined net sales and pretax profits by approximately $1,500,000 and $170,000, respectively.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At March 31, 2002 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

Gross Margins

Gross margins (net sales less cost of sales expressed as a percentage of net sales), were 44.7%, 43.7%, and 43.5% for the years ended March 31, 2002, 2001, and 2000, respectively.

Gross margins in the Fuller Brands segment increased in 2002 to 49.3%, as compared to 48.3% and 48.5% in 2001 and 2000, respectively. However, as a result of lower sales volumes, gross profit margins in the fourth quarter of 2002 declined to 48.9% and are expected to remain closer to that level for the early part of fiscal 2003, depending on product mix sold. In addition, the increase or decrease of the segment's manufacturing throughput in its Great Bend, Kansas, facility will also have a significant impact on blended gross margins.

Gross margins in the Imaging segment increased to 38.1% in 2002, versus 37.2% and 36.3% in 2001 and 2000, respectively. Strong margin improvement of several of the foreign operations helped increase the percentages in 2002. In an effort to gain additional market share, it is anticipated that margins may retreat slightly to the 37.0% to 37.5% range during early fiscal 2003.

Selling, Administration and Engineering Expenses

This category amounted to 38.9%, 35.3%, and 34.4% of net sales in fiscal years 2002, 2001, and 2000, respectively.

In 2002, the Fuller Brands segment's selling, administration and engineering expenses were 43.7% of net sales, as compared to 40.2% in 2001 and 38.3% in 2000, respectively. A portion of the increase was a direct result of lower revenues, coupled with increased marketing and promotional expenses in the segment's Stanley Home Products to increase its direct selling business. It is anticipated that as the segment's revenues begin to increase to previous year's levels, that the individual business units will not have to substantially increase selling expenses, thus reducing selling, administrative expenses as a percentage of net sales from its 2002 levels.

In 2002, the Imaging segment's selling, administration and engineering expenses as a percentage of sales were 32.9% versus 28.9% and 27.4% in 2001 and 2000, respectively. The increase was largely caused by the continued decline in sales through the third and fourth quarters, without a corresponding reduction in spending. Employment levels, selling, and marketing programs were not reduced during this time period in hope of gaining additional business, when the economic conditions improve. In addition, the segment's Asian operation increased expenditures in the Japanese market, as export opportunities in that country continued to expand. The segment is currently reviewing its domestic operating expenses to ensure they correlate with anticipated fiscal 2003 revenues.

Research and Development Expenses

Research and development expenses, as a percentage of sales, have remained at approximately .6% of net sales for 2002 and 2001 and .7% for 2000, respectively. The Company's emphasis has traditionally been focused on improving existing products or developing complimentary products, based on customer needs. In the Fuller Brands segment, it is anticipated that during 2003, an increased emphasis will be placed on the development of new products in the personal care and home care area, to help stimulate increases in the consumer part of the business via Internet, direct selling, television shopping outlets, catalogs, and other distribution outlets. R&D efforts in the Imaging segment in 2003 will continue to be focused on improving the existing chemical products being sold domestically and internationally. Total research and development expense, as a percentage of net sales, is not expected to change dramatically in 2003 from current levels.

Interest Expense

The decline in net interest expense in 2002 versus 2001 was caused by a combination of lower interest rates and debt reduction in 2002. While interest income declined slightly in 2002, a strong cash position maintained through the first nine months of 2002 helped to offset lower investment rates for most of the year. The increase in net interest expense in 2001 versus 2000, is primarily a reflection of higher interest incurred on borrowings related to CPAC Asia Imaging Products Limited.

Income taxes

The provision for income taxes, as a percentage of pretax income, was 34.7% in 2002, as compared to 37.2% and 36.3% in 2001 and 2000, respectively. In 2002 and 2001, the effective tax rate reflected the benefit of the seven-year tax holiday existing for the Company's Asian subsidiary, as well as lower domestic state taxes. Since the Company continues to receive the tax holiday through 2006, it is anticipated that the Company's effective rate will continue to range from 35% to 37% during 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Years Ended March 31,
	2002	2001	2000
Cash provided by (used in):
Operating activities	$ 6,620	$ 9,865	$14,085
Investing activities	(3,569)	(1,399)	(3,759)
Financing activities	(3,916)	(4,040)	(6,299)
Currency impact on cash	(3)	(3)	(2)
Net increase (decrease) in cash and cash equivalents	($ 868)	$ 4,423	$ 4,025

Net cash provided by (used in) operating activities

Consolidated net cash provided by operating activities decreased in 2002, as compared to 2001, due primarily to the decline in net income in both segments. Consolidated net cash provided by operating activities decreased in 2001, as compared to 2000, due to lower net income in both segments, coupled with a reduction in accounts receivable levels and lower inventory purchases than experienced in 2000.

Net cash provided by (used in) investing activities

Consolidated net cash used in investing activities increased in 2002 over 2001, primarily due to the Company's $1,891,000 investment in TURA AG. Consolidated net cash used in investing activities decreased in 2001 over 2000, due primarily to a reduction in capital expenditures.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities decreased in 2002 over 2001. Although the Company's repurchase of its common stock increased approximately $215,000 in 2002 over 2001, its net paydown of long-term borrowings decreased approximately $235,000 and dividends paid out decreased approximately $104,000, due to less shares outstanding.

Consolidated net cash used in financing activities decreased in 2001 over 2000, primarily due to the significant reduction in stock repurchases over the 2000-year levels.

The following tables represent various ratios the Company uses to measure liquidity.

Working Capital Ratios

Working capital is the excess of current assets over current liabilities. The working capital ratio is calculated by dividing current assets by current liabilities.

For the Years Ended March 31,
	2002	2001	2000
Working capital (in thousands)	$30,402	$31,503	$28,682
Working capital ratio	3.81 to 1	3.73 to 1	3.42 to 1

During fiscal 2002, despite the shortfall in sales and profits, the Company's Fuller Brands segment continued to provide positive cash flow, allowing the consolidated Company to continue its stock repurchase programs, acquire capital assets where needed, and fund the Imaging segment's investment in TURA AG.

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

During June 2002, the Company renewed its existing line of credit agreement (Agreement), with a new two-year agreement, maturing on October 31, 2004. The Agreement continues the maximum borrowing capability of $20,000,000, with interest at LIBOR plus 1.25% to 2%, based on funded debt to EBITA parameters. It also requires meeting various financial covenants, with which the Company was in compliance at March 31, 2002. The Agreement also contains a $6.2 million letter of credit facility, which the Company uses to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company's majority-owned subsidiary CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20,000,000 million baht (approximately $453,000 based on the year-end conversion rate in Thailand). Interest is payable at prime (prime rate in Thailand was 8.75% at March 31, 2002), with the line collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. CPAC Asia Imaging Products Limited had borrowings against the line of credit of $278,257 at March 31, 2002.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of March 31, 2002. It is expected that additional financing may be necessary to allow the Company to pursue additional acquisitions.

Asset Turnover Ratios

For the Years Ended March 31,
	2002	2001	2000
(1) Receivables-days outstanding	51.4 days	51.3 days	53.0 days
(2) Annual inventory turns	3.1 times	3.2 times	3.2 times

Receivable days outstanding remained fairly consistent in 2002, as compared to 2001, despite the decline in sales. Receivable days outstanding improved in 2001, as compared to 2000, due primarily to continued improvement in Fuller Brands' collection efforts, as well as a reduction of credit promotional programs associated with the Stanley direct selling operation.

Inventory turns decreased slightly in 2002, as compared to 2001 and 2000, due to an increase in inventory levels over the last three to six months of fiscal 2002, when sales did not increase as expected.

Profitability Ratios

Operating return on net sales is the result of dividing operating income by net sales. Net income on net sales is calculated by dividing net income by net sales. Net income to net worth is calculated by dividing net income by the amount of ending shareholders' equity.

For the Years Ended March 31,
	2002	2001	2000
Operating return on net sales	5%	8%	8%
Net income on net sales	3%	4%	5%
Net income to net worth	6%	9%	11%

The decrease in operating return on net sales, net income on net sales, and net income to net worth in 2002, as compared to 2001, is a result of the reduction in sales and earnings in both the Fuller Brands and Imaging segments. In addition, despite the significant impact of the September 11, 2001 terrorist attacks and the increasing effect of the continued U.S. recession, the Company made a deliberate effort to maintain selling and marketing efforts, so as to poise itself for eventual sales increases, once these factors mitigate, expected in late fiscal 2003. The decrease in net income to net worth in 2002 was partially offset by the continuation of dividend payouts at historical levels, as well as continuation of the Company's stock buy-back initiatives.

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

These ratios measure the extent to which the Company has been financed by debt and are an important measure to our lending institutions.

For the Years Ended March 31,
	2002	2001	2000
Debt to debt-plus-equity	32%	32%	33%
Total debt to equity	0.46 to 1	0.47 to 1	0.49 to 1

The ratios remained relatively consistent in 2002 as compared to 2001, with continued debt paydown improving the debt-to-equity ratio. The decrease in both ratios in 2001, as compared to 2000, reflects continued paydown of debt obligations, supplemented by decreased stock repurchases, as compared to 2000.

Contractual Cash Obligations (amounts in thousands)

The following tables summarizes information about the Company's consolidated contractual cash obligations and other commercial commitments (in thousands), as of March 31, 2002, and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

CPAC, Inc. Consolidated	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$ 8,466	$ 1,061	$ 685	$ 371	$ 6,349
Operating leases	4,634	1,162	1,715	813	944
Other long-term obligations	2,600	325	650	650	975
Total contractual cash obligations	$ 15,700	$ 2,548	$ 3,050	$ 1,834	$ 8,268

Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Unused credit facilities(1) (2)	$ 20,175	$ 0	$ 20,175	$ 0	$ 0
Standby letters of credit	160	0	160	0	0
Total commercial commitments	$ 20,335	$ 0	$ 20,335	$ 0	$ 0

(1)	As of March 31, 2002, the Company had no borrowings against its $20 million line of credit with its primary domestic lending institution.
(2)

As of March 31, 2002, the Company's majority owned subsidiary CPAC Asia Imaging Products Limited had borrowed approximately $278,000 against its $453,000 line of credit, leaving $175,000 of available borrowing capacity.

The Company believes that these liabilities have no material impact on CPAC, Inc.'s liquidity and capital resources. As of the date of the report, CPAC, Inc. had no other commercial commitments, which may impact its capital resources and liquidity.

In the absence of unforeseen developments, CPAC, Inc. believes that it has sufficient liquidity to fund its operating expenses and other operational requirements at least for the 12 months following the date of this report.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management's most difficult, subjective or complex judgments are described below. The critical judgments impacting the financial statements include:

-- The impairment of goodwill and other intangible assets, and

-- Accounts receivable and inventory reserve determinations and net realizability estimates.

In each situation, management is required to make estimates about the effects of matters, or future events that are inherently uncertain. Specifically, in its assessment of impairment of goodwill and other intangible assets, management made estimates of the fair values based upon forecasted revenues and operations. An assessment of accounts receivable and inventory realizability requires management to forecast sales and future market conditions and technological developments.

The Company used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

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

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under No. 141, future acquisitions will be accounted for using the purchase method of accounting, as the pooling of interests method has been prohibited. In addition, upon adoption of No. 142, the Company will no longer amortize goodwill, but rather test for impairment on an annual basis. SFAS No. 141 is effective currently for any future acquisitions; and SFAS No. 142 will be effective April 1, 2002.

At March 31, 2002, included in goodwill and intangible assets, was goodwill, net of amortization amounting to approximately $10,675,000. It is expected that the adoption of SFAS in the first quarter of fiscal 2003 will result in a one-time, noncash charge, net of tax, of approximately $5.5 to $6.5 million. Such a charge is nonoperational in nature and will be reflected as a cumulative effect of an accounting change in the consolidated statement of operations. The adoption of No. 142 will increase net income and diluted earnings per share by approximately $209,000 ($.04).

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to implement SFAS No. 143 on April 1, 2003, although adoption will have no impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company is required to implement SFAS No. 144 on April 1, 2002. The Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.

The Emerging Issues Task Force (EITF) has issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The EITF provides guidance with respect to the statement of earnings classification of and the accounting for recognition and measurement of consideration given by a vendor to a customer, which includes sales incentive offers labeled as discounts, coupons, rebates and free product or services, as well as arrangements labeled as slotting fees, cooperative advertising and buydowns. The EITF's guidance is effective for annual and interim periods beginning after December 15, 2001 and will not have a material impact on the Company's consolidated financial position or results of operations.

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are based on current expectations, estimates, and projections about the industries in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
f.	the ability to increase volume through the Great Bend manufacturing plant to absorb fixed overhead; and
g.

the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with which they transact business.

h.

changes in business, political and economic conditions due to the recent terrorist attacks in the U.S., the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

i.

changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the American Institute of Certified Public Accountants, which may require adjustments to financial statements.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's exposure to changes in interest rates results from investing and borrowing activities. At March 31, 2002, the Company has no interest rate swap agreements in place, which would limit its exposure to upward movements in interest rates. In the event interest rates were to increase or decrease by 1%, the effect on interest expense would not be material compared to that which would result if rates remained constant and at rates which existed at March 31, 2002.

Approximately 86% of the Company's sales are denominated in U.S. dollars. The remainder of the Company's sales are denominated in Belgian francs, African Rand, Italian lira, and Thai baht. A 10% change in the value of these currencies would impact the Company's revenues by approximately 1%. The Company monitors the relationship between the U.S. and its foreign currencies on a continuous basis and adjusts sales prices for products and services sold in those currencies as appropriate safeguards to the profitability of sales recorded in those currencies.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Accountants

To the Board of Directors and Shareholders of
CPAC, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 36 present fairly, in all material respects, the financial position of CPAC, Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 36 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Rochester, New York
May 28, 2002

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND 2001

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 7,991,834	$ 8,859,885
Accounts receivable (net of allowance for doubtful accounts of $868,000 and $645,000 at March 31, 2002 and 2001, respectively)	13,217,923	14,341,047
Inventory, net	17,555,303	17,500,006
Prepaid expenses and other current assets	2,459,274	2,345,282
Total current assets	41,224,334	43,046,220
Property, plant and equipment, net	17,690,540	18,960,122
Goodwill and intangible assets (net of amortization of $2,847,395 and $2, 751,116 at March 31, 2002 and 2001, respectively)	12,098,620	12,799,458
Other assets	5,121,782	2,630,353
	$ 76,135,276	$ 77,436,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 1,061,175	$ 1,263,577
Accounts payable	4,758,153	5,035,909
Accrued payroll and related expenses	1,679,952	1,532,263
Accrued income taxes payable	621,575	483,370
Other accrued expenses and liabilities	2,701,767	3,227,685
Total current liabilities	10,822,622	11,542,804

Long-term debt, net of current portion	7,404,721	7,731,913
Other long-term liabilities	5,875,703	5,435,088
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,208,806 shares and 5, 500,477 shares at March 31, 2002 and 2001, respectively	52,088	55,004
Additional paid-in capital	10,538,823	12,372,174
Retained earnings	43,774,842	42,299,580
Accumulated other comprehensive income (loss)	(1,743,335)	(1,410,222)
	52,622,418	53,316,536
Less: Treasury stock, at cost, 85,307 shares at March 31, 2002 and 2001, respectively	(590,188)	(590,188)
Total shareholders' equity	52,032,230	52,726,348
	$ 76,135,276	$ 77,436,153

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	2002	2001	2000

Net sales	$ 97,779,098	$ 104,544,036	$ 112,146,601

Costs and expenses:
Cost of sales	54,118,196	58,901,612	63,386,506
Selling, administrative and engineering expenses	38,025,707	36,950,550	38,531,075
Research and development expense	627,714	646,339	742,057
Interest income	(250,923)	(267,880)	(249,498)
Interest expense	771,445	1,014,563	939,953
	93,292,139	97,245,184	103,350,093
Income before income tax expense	4,486,959	7,298,852	8,796,508

Provision for income tax expense	1,557,000	2,714,000	3,194,000

Net income	$ 2,929,959	$ 4,584,852	$ 5,602,508

Net income per common share:
Basic	$ 0.56	$ 0.83	$ 0.92
Diluted	$ 0.56	$ 0.82	$ 0.91
Average common shares outstanding:
Basic	5,200,546	5,534,101	6,122,921
Diluted	5,215,398	5,560,795	6,151,775

Comprehensive income:
Net income	$ 2,929,959	$ 4,584,852	$ 5,602,508
Other comprehensive income (loss)	(333,113)	(464,283)	(410,831)

Comprehensive income	$ 2,596,846	$ 4,120,569	$ 5,191,677

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost

BALANCE, MARCH 31, 1999	$ 64,645	$ 19,762,851	$ 35,279,720	$ (535,108)	$ (590,188)

Issuance of 3,906 shares of common stock upon exercise of common stock options	39	18,399
Repurchase and retirement of 766,873 shares of common stock	(7,669)	(5,809,837)
Issuance of 25,000 shares of restricted common stock, net	250	(250)
Restricted stock amortization		17,000
Net income for the year			5,602,508
Cash dividends declared at $.26 a share			(1,609,169)
Translation adjustments				(410,831)

BALANCE, MARCH 31, 2000	57,265	13,988,163	39,273,059	(945,939)	(590,188)

Repurchase and retirement of 226,089 shares of common stock	(2,261)	(1,618,989)
Restricted stock amortization		3,000
Net income for the year			4,584,852
Cash dividends declared at $.28 a share			(1,558,331)
Translation adjustments				(464,283)

BALANCE, MARCH 31, 2001	55,004	12,372,174	42,299,580	(1,410,222)	(590,188)

Repurchase and retirement of 291,671 shares of common stock	(2,916)	(1,833,351)
Net income for the year			2,929,959
Cash dividends declared at $.28 a share			(1,454,697)
Translation adjustments				(333,113)

BALANCE, MARCH 31, 2002	$ 52,088	$ 10,538,823	$ 43,774,842	$ (1,743,335)	$ (590,188)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	2002	2001	2000

Cash flows from operating activities:
Net income	$ 2,929,959	$ 4,584,852	$ 5,602,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,894,094	2,956,202	2,907,816
Amortization of intangible assets	573,220	573,183	527,303
Deferred income taxes	(224,000)	7,000	560,000
Minority interest in consolidated foreign subsidiary	127,160	137,544	(8,617)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,082,962	660,498	2,600,735
Inventory	(108,643)	1,340,968	1,786,963
Accounts payable	(292,215)	(504,204)	(17,637)
Accrued payroll and related expenses	142,584	(513,152)	170,735
Accrued income taxes payable	138,205	102,527	(150,912)
Other changes, net	(643,538)	519,941	105,992
Total adjustments	3,689,829	5,280,507	8,482,378
Net cash provided by operating activities	6,619,788	9,865,359	14,084,886

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(1,678,269)	(1,398,905)	(3,136,495)
Business investment	(1,890,742)
Business acquisition, net of cash acquired			(622,696)
Net cash used in investing activities	(3,569,011)	(1,398,905)	(3,759,191)

Cash flows from financing activities:
Exercise of stock options			18,438
Repurchase of common stock	(1,836,267)	(1,621,250)	(5,817,506)
Proceeds from long-term borrowings		1,214,735	1,500,000
Repayment of long-term borrowings	(625,136)	(2,075,325)	(391,106)
Payment of cash dividends	(1,454,697)	(1,558,331)	(1,609,169)
Net cash used in financing activities	(3,916,100)	(4,040,171)	(6,299,343)

Effect of exchange rate changes on cash	(2,728)	(2,907)	(1,966)

Net increase (decrease) in cash and cash equivalents	(868,051)	4,423,376	4,024,386

Cash and cash equivalents -- beginning of year	8,859,885	4,436,509	412,123

Cash and cash equivalents -- end of year	$ 7,991,834	$ 8,859,885	$ 4,436,509

The accompanying notes are an integral part of the financial statements.

1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

CPAC, Inc. and Subsidiaries ("the Company") develops, manufactures, markets, and distributes both in North America and internationally branded industrial and consumer cleaning products, as well as prepackaged chemical formulations, supplies, and equipment systems to the photographic, health care, and graphic arts imaging industry.

Basis of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, its wholly-owned subsidiaries, its 98% owned subsidiary (CPAC Europe, N.V.), and its 80% owned subsidiaries (CPAC Africa (Pty) LTD and CPAC Asia Imaging Products Limited). The Company's foreign subsidiaries are included in the consolidated financial statements utilizing a December 31 fiscal year to facilitate prompt reporting of financial results. All significant intercompany accounts and transactions have been eliminated. The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest, and the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other than temporary declines in fair values. Profits or losses of the investee are not recognized in the consolidated financial statements of the Company. The carrying value of these investments is reported in other long-term assets.

The minority interests in the earnings (losses) of the consolidated foreign subsidiaries for the years ended March 31, 2002, 2001, and 2000 were $127,160, $137,544, and ($8,617), respectively, and are included in selling, general, and engineering expenses. Minority interest included in the Consolidated Balance Sheets at March 31, 2002 and 2001 was $459,868 and $332,708, respectively.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and has been earned. Product revenue is recognized when the product has been delivered and legal title and all risks of ownership have been transferred, sales price is fixed and determinable, and collectibility is reasonably assured. Appropriate accruals for discounts, volume rebates, and other allowances are recorded as reduction in sales.

Shipping and Handling Fees and Costs

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," beginning with fiscal 2001, the Company classifies shipping and handling costs billed to customers as revenue. Shipping and handling costs for the Fuller Brands' segment amounting to $6,275,000, $6,463,000, and $6,546,000 in 2002, 2001, and 2000, respectively, are included in selling, administrative and engineering expenses. Similar costs for the Imaging segment amounting to $2,878,000, $2,866,000, and $3,164,000 in 2002, 2001, and 2000, respectively, are included in cost of sales. Revenues; cost of sales; and selling, administrative and engineering expenses for 2000 have been reclassified for comparability.

Research and Development

The Company charges research and development expenditures to income as incurred.

Advertising

The Company charges advertising expenditures to income as incurred and includes the expenses in "selling, administrative, and engineering expenses."

Foreign Currency

All assets and liabilities of the Company's wholly-owned and majority-owned foreign subsidiaries are translated from their functional currency to U.S. dollars at year end exchange rates. Revenues and expenses are translated from functional currencies to U.S. dollars using an average exchange rate for the year. Translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the determination of net income. Included in consolidated net income are net foreign currency transaction losses of ($210,000), ($275,000), and ($22,000), realized during fiscal 2002, 2001, and 2000, respectively.

The Company has occasionally utilized hedging programs (primarily forward foreign currency exchange contracts) to minimize the impact of currency fluctuations on the result of operations. At March 31, 2002 and 2001, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions.

Net Income Per Common Share

Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.

The table below summarizes the amounts used to calculate basic and dilutive earnings per share:

	2002	2001	2000
Basic weighted average number of shares outstanding	5,200,546	5,534,101	6,122,921
Effect of dilutive stock options	14,852	26,694	28,854
Diluted shares outstanding	5,215,398	5,560,795	6,151,775

Unexercised stock options to purchase 592,686, 712,811, and 694,629 shares of the Company's common stock as of March 31, 2002, 2001, and 2000, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 through August 13, 1999, are still outstanding at the end of the year.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers marketable securities with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid interest of $777,000, $1,011,000, and $929,000, in fiscal 2002, 2001, and 2000, respectively. In addition, the Company paid income taxes of $1,643,000, $2,604,000, and $2,785,000, in fiscal 2002, 2001, and 2000, respectively.

Amortization of Goodwill and Intangible Assets

	Cost	Accumulated Amortization	Net	Lives
2002
Goodwill	$ 12,234,906	($1,560,709)	$ 10,674,197	10-40 years
Intangible assets	2,711,109	(1,286,686)	1,424,423	3-10 years
	$ 14,946,015	($2,847,395)	$ 12,098,620
2001
Goodwill	$ 12,234,906	($1,204,488)	$ 11,030,418	10-40 years
Intangible assets	3,315,668	(1,546,628)	1,769,040	3-10 years
	$ 15,550,574	($2,751,116)	$ 12,799,458

Goodwill and intangible assets are amortized on the straight-line method over periods as shown above. Cost and related amortization are written off when fully amortized.

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

Income Taxes

Income tax expense is based on reported income before income tax expense. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

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

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under No. 141, future acquisitions will be accounted for using the purchase method of accounting, as the pooling of interests method has been prohibited. In addition, upon adoption of No. 142, the Company will no longer amortize goodwill, but rather test for impairment on an annual basis. SFAS No. 141 is effective currently for any future acquisitions; and SFAS No. 142 will be effective April 1, 2002.

At March 31, 2002, included in goodwill and intangible assets, was goodwill, net of amortization amounting to approximately $10,675,000. It is expected that the adoption of SFAS in the first quarter of fiscal 2003 will result in a one-time, noncash charge, net of tax, of approximately $5.5 to $6.5 million. Such a charge is nonoperational in nature and will be reflected as a cumulative effect of an accounting change in the consolidated statement of operations. The adoption of No. 142 will increase net income and diluted earnings per share by approximately $209,000 ($.04).

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to implement SFAS No. 143 on April 1, 2003, although adoption will have no impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company is required to implement SFAS No. 144 on April 1, 2002. The Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.

The Emerging Issues Task Force (EITF) has issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The EITF provides guidance with respect to the statement of earnings classification of and the accounting for recognition and measurement of consideration given by a vendor to a customer, which includes sales incentive offers labeled as discounts, coupons, rebates and free product or services, as well as arrangements labeled as slotting fees, cooperative advertising and buydowns. The EITF's guidance is effective for annual and interim periods beginning after December 15, 2001 and will not have a material impact on the Company's consolidated financial position or results of operations.

Reclassification

Certain 2001 and 2000 financial statement and related footnote amounts have been reclassified to conform to the 2002 presentation.

2 - BUSINESS INVESTMENT

On January 4, 2002, the Company expanded its distribution agreements with TURA AG of Düren, West Germany, by purchasing a 19% ownership interest in TURA AG for approximately $1,891,000. TURA AG is a manufacturer and supplier of photographic paper and film emulsion products to the worldwide silver halide photographic market, as well as a manufacturer of wide format inkjet printing consumables. The Company's investment has been accounted for under the cost method.

3 - INVENTORY

Inventory as of March 31, 2002 and 2001 is summarized as follows:

	2002	2001
Raw materials and purchased parts	$ 7,012,149	$ 7,016,807
Work-in-process	905,305	945,243
Finished Goods	9,637,849	9,537,956
	$ 17,555,303	$ 17,500,006

4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following at March 31:

	2002	2001
Land	$ 1,034,762	$ 1,058,029
Buildings and improvements	13,481,266	13,357,717
Machinery and equipment	20,438,693	19,969,884
Furniture and fixtures	786,071	869,167
Leasehold improvements	1,494,728	1,884,547
Construction-in-progress	309,859	239,261
	37,545,379	37,378,605
Less: Accumulated depreciation	(19,854,839)	(18,418,483)
	$ 17,690,540	$ 18,960,122

5 - DEBT

At March 31, 2002 and 2001, debt consisted of the following:
	2002	2001

Revolving credit agreement with a bank with interest payable monthly at the
    30 day LIBOR rate plus 1.25%. LIBOR rate was 1.95% at March 31, 2002.
    The maximum availability under this agreement is $20,000,000 with all amounts outstanding due October 31, 2004. The revolving credit agreement is collateralized by substantially all of the assets of the Company, excluding
    CPAC Europe, N.V., and CPAC Asia Imaging Products Limited

	$ 0	$ 0

Industrial Revenue Bonds, with interest payable monthly at a variable rate 2.00% at March 31, 2002 (5.15% at 2001), maturing in June 2009. The bonds are collateralized by a standby letter of credit (LOC) issued by a bank, which requires an annual fixed fee payment of 1.25% of the LOC value.	6,000,000	6,000,000

Term notes with a foreign bank with interest ranging from 5.00% to 7.39% through 2003, with a floating rate thereafter. Equal quarterly interest and principal payments commenced in June 2001, maturing in 2006. The notes are collateralized by substantially all of the assets of CPAC Asia Imaging Products Limited and a standby letter of credit guaranteed by CPAC, Inc.	1,246,494	1,448,444

Term notes and revolving credit agreement with a foreign bank with interest pegged to the U.S. prime rate. The floating interest rates at March 31, 2002, ranged from 3.75% to 6.30% (4.27% to 9.75% in 2001). The revolving credit agreement is collateralized by the net assets of CPAC Europe, N.V.	897,339	1,194,789

Other	322,063	352,257
	8,465,896	8,995,490
Less: Amounts due within one year	1,061,175	1,263,577
	$ 7,404,721	$ 7,731,913

The Company's revolving credit agreement contains customary covenants, including maintenance of specified working capital, capital expenditures, debt to equity, and net worth ratios, of which the Company was in compliance at March 31, 2002.

The Company's majority-owned subsidiary, CPAC Asia Imaging Products Limited, has a line of credit with an international bank amounting to 20 million baht (approximately $453,000 based on the year-end conversion rate in Thailand). Interest on the line is at prime (Thailand prime was 8.75% at March 31, 2002) and is collateralized by a standby letter of credit (LOC) provided by CPAC, Inc. CPAC Asia Imaging Products Limited had borrowings against the line at March 31, 2002 of $278,257.

Annual maturities of debt for the next five fiscal years are as follows: 2003:$1,061,175; 2004:$361,705; 2005:$322,631; 2006:$302,597; and 2007:$68,734.

6 - SHAREHOLDERS' EQUITY

Stock Transactions

During fiscal 2002, the Company repurchased and retired 291,671 shares of its common stock, at an average cost of $6.30 per share, for a total cost of approximately $1,836,000 as part of a previously announced Board of Directors authorized stock buy back plan. In fiscal 2001, the Company repurchased and retired 226,089 shares of its common stock, at an average cost of $7.17 per share, for a total cost of approximately $1,621,000 as part of previously announced Board of Directors authorized stock buy back plans. During fiscal 2000, the Company repurchased and retired 766,873 shares of its common stock, at an average cost of $7.59 per share, for a total cost of approximately $5,818,000 as part of a previously announced Board of Directors authorized stock buy back plan.

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

The Company also maintains a Non-Employee Directors Stock Option Plan. At the inception of the Plan, each non-employee director was granted an option to purchase 10,000 shares of the Company's common stock, on a one-time basis for past service rendered to the Board of Directors, at the fair market value at the date of the grant. Directors elected subsequent to the Plan inception were granted options to purchase 15,000 shares. The term of the option grants is for ten years. In addition, the Directors Plan calls for an annual automatic grant for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the annual meeting of Shareholders, at a price equal to the fair market value at that date. The term of these grants is also ten years. During fiscal 2002, 2001, and 2000, options of 9,000 were granted each year pursuant to the Directors Plan.

As of March 31, 2002, total options outstanding are summarized as follows:

	Shares	Range of Option Price Per Share
Options outstanding -- March 31, 1999	753,401	$ 4.72 --	$ 12.00
Exercised	(3,906)	4.72
Expired	(29,339)	8.80 --	11.00
Granted	177,000	6.38 --	8.38
Options outstanding -- March 31, 2000	897,156	$ 5.08 --	$ 12.00
Exercised	0	--
Expired	(105,818)	7.69 --	11.81
Granted	60,500	6.38 --	7.50
Options outstanding -- March 31, 2001	851,838	$ 5.08 --	$ 12.00
Exercised	0	--
Expired	(131,125)	6.33 --	11.56
Granted	275,500	6.25 --	7.50
Options outstanding -- March 31, 2002	996,213	$ 5.08 --	$ 12.00

Options exercisable:
March 31, 2002	681,213	$ 5.08 --	$ 12.00
March 31, 2001	680,963	$ 5.08 --	$ 12.00

The following table summarizes information about options outstanding at March 31, 2002:

Year Granted	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of Options	Number Exercisable	Weighted Average Exercise Price
1994	100,527	1.9	N/A	100,527	$ 5.45
1995	0	0.0	N/A	0	0.00
1996	164,686	3.9	$4.33	164,686	11.54
1997	72,500	4.4	4.11	72,500	10.80
1998	101,000	5.4	4.02	101,000	11.62
1999	108,000	6.8	3.80	95,500	10.27
2000	124,500	7.6	2.45	104,000	7.57
2001	50,500	8.4	2.15	40,000	6.72
2002	274,500	9.4	1.72	3,000	6.36
Totals	996,213	6.2		681,213	$ 8.58

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, net income and diluted earnings per share would have been reduced by $157,000 ($.03), $232,000 ($.04), and $368,000 ($.06) in 2002, 2001, and 2000, respectively. The fair value of these options were estimated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000:

	2002	2001	2000
Expected life	5 years	5 years	5 years
Historical volatility	38%	42%	41%
Risk free rate of return	4.6%-5.0%	6.2%-6.4%	5.5%-5.7%
Expected dividend yield	4.4%	3.8%-4.4%	3.4%-3.5%
Annual forfeiture rate	0%	0%	0%

There have been no charges to income in any of the three years in connection with these options other than incidental expenses related to issuance of options.

Employee Benefits

In December 1999, the Company awarded 25,000 restricted shares of its $.01 par common stock to an executive officer of the Company subject to certain conditions and restrictions. The shares vest if certain targeted earnings per share levels are reached, at which time the restrictions will lapse. No expense has been recognized for the years ended March 31, 2002, 2001, and 2000, respectively.

The Company maintains a contributory profit sharing plan [401(k)] for the benefit of substantially all employees. Contributions to the plan may be made for each plan year in such amounts as the Board of Directors may, at its discretion, determine. In addition, the Company will also match to a maximum of 3% of the participant's compensation each contribution made by a plan participant for the plan year in an amount equal to $.50 for each $1.00 of participant contribution. A participant may contribute up to 15% of compensation to the plan. The amount charged to expense in connection with this plan was $398,000, $408,000, and $400,000, respectively, for the years ended March 31, 2002, 2001, and 2000.

The Company maintains a nonqualified deferred compensation plan for various key executives of the Company. Contributions to the plan consist of "excess" 401(k) deferrals and percentages of salaries and bonuses. No matching contribution by the Company is required. Compensation deferred will be invested by the Company in various investment grade "pooled accounts" on behalf of the participants. At March 31, 2002 and 2001, total assets and liabilities resulting from the nonqualified plan were not material.

7 - INCOME TAX EXPENSE

The provision for income taxes is summarized as follows:

	2002	2001	2000
Current tax expense:
Federal	$ 1,221,000	$ 1,935,000	$ 1,824,000
State	254,000	392,000	459,000
Foreign	306,000	380,000	351,000
	1,781,000	2,707,000	2,634,000
Deferred taxes:
Federal	(210,000)	6,000	526,000
State	(14,000)	1,000	34,000
	(224,000)	7,000	560,000
	$ 1,557,000	$ 2,714,000	$ 3,194,000

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate are as follows:

	2002	2001	2000
Income tax expense using statutory rates	$ 1,526,000	$ 2,482,000	$ 2,991,000
State income tax effect	158,000	259,000	325,000
Federal tax refund			(335,000)
Other items, net	(127,000)	(27,000)	213,000
	$ 1,557,000	$ 2,714,000	$ 3,194,000

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at March 31, are as follows:

	2002	2001
Deferred tax assets:
Current:
Accounts receivable	$ 148,000	$ 93,000
Inventory	487,000	485,000
Compensation related accruals	608,000	441,000
Other	8,000	11,000
	1,251,000	1,030,000
Noncurrent:
Deferred compensation	190,000	144,000
	1,441,000	1,174,000
Deferred tax liabilities:
Noncurrent:
Intangibles	(1,167,000)	(1,043,000)
Property, plant and equipment	(899,000)	(979,000)
Other	(6,000)	(7,000)
	(2,072,000)	(2,029,000)
Total:	$ (631,000)	$ (855,000)

The Company's Asian subsidiary was granted certain exemptions from corporate income tax, by Thailand's Board of Investment Promotion, based on manufacturing of photographic solutions and exporting certain levels of manufactured products. The exemption commenced in fiscal 2000 and expires in fiscal 2007 subject to meeting certain terms and conditions. The tax holiday had minimal benefit in 2000 due to the start-up losses incurred in the first nine months prior to commencement of production and shipping. In 2001, the net impact of the holiday was to increase net income by approximately $106,000 ($.02 per diluted share). In 2002, the net impact of the holiday was to increase net income by approximately $164,000 ($.03 per diluted share).

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practical.

8 - COMMITMENTS

Royalty Agreement

The Company has a license agreement with an unrelated third party to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the agreement which expires, unless terminated earlier, on March 31, 2010. The Company is required to pay royalties equal to the greater of $325,000 or a maximum of 3% of the net selling price of products sold under the licensing agreement. Total royalties paid in 2002, 2001, and 2000 were $325,000, $356,028, and $382,164, respectively. The Company recorded a liability equal to the net present value of the minimum, annual royalty payments, and capitalized the value of the license agreement, which is being amortized over the contract period. The obligation recorded at March 31, 2002 and 2001 was $1,444,941 and $1,506,610, respectively.

Lease Agreements

The Company leases certain facilities and equipment under operating leases, which expire at various dates through 2012. Some of the leases contain renewal options. Rent expense for the years ended March 31, 2002, 2001, and 2000 was $1,404,000, $1,392,000, and $1,502,000, respectively.

The above leases have been classified as operating leases in accordance with the provisions of the Statement of Financial Accounting Standards No. 13. The future minimum rental payments required under the leases for the fiscal years ended subsequent to March 31, 2002 are as follows:

2003	$ 1,162,355
2004	1,044,116
2005	670,735
2006	449,746
2007	363,363
Thereafter	944,124
$ 4,634,439

Other Matters

The Company and its subsidiaries are parties to various environmental issues, legal actions, and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

9 - SEGMENT INFORMATION

Business Segments

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment, which is involved in developing, manufacturing, distributing, and marketing branded industrial and consumer cleaning and personal care products in North America and internationally, and the CPAC Global Imaging Group (Imaging) segment, which includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa, and Thailand. The products of each segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between segments are not material. Information concerning the Company's business segments for 2002, 2001, and 2000 is as follows:

	2002	2001	2000
Net sales to customers:
Fuller Brands	$ 57,214,485	$ 60,651,677	$ 66,003,387
Imaging	40,564,613	43,892,359	46,143,214
Total net sales to customers	$ 97,779,098	$ 104,544,036	$ 112,146,601
Operating income:
Fuller Brands	$ 2,726,261	$ 4,406,966	$ 6,157,916
Imaging	1,965,154	3,520,328	3,957,778
	4,691,415	7,927,294	10,115,694
Corporate income (expense)	316,066	118,241	(628,731)
Interest expense, net	(520,522)	(746,683)	(690,455)
Consolidated pretax income	$ 4,486,959	$ 7,298,852	$ 8,796,508
Identifiable assets:
Fuller Brands	$ 49,071,973	$ 48,447,988	$ 46,011,034
Imaging	18,356,404	19,368,968	25,620,996
Total identifiable assets of the segments	67,428,377	67,816,956	71,632,030
General corporate assets	8,706,899	9,619,197	5,465,565
Total consolidated assets	$ 76,135,276	$ 77,436,153	$ 77,097,595
Depreciation and amortization:
Fuller Brands	$ 2,061,259	$ 2,241,139	$ 2,136,749
Imaging	1,406,055	1,288,246	1,298,370
Total depreciation and amortization	$ 3,467,314	$ 3,529,385	$ 3,435,119
Capital outlays:
Fuller Brands	$ 1,077,917	$ 791,722	$ 1,753,669
Imaging	600,352	607,183	1,382,826
Total capital outlays	$ 1,678,269	$ 1,398,905	$ 3,136,495

Operating income represents net sales less operating expenses and excludes interest expense (income) and income taxes.

General corporate assets include short-term investments held for future use amounting to $4,974,251, $6,522,888, and $2,583,138 at March 31, 2002, 2001, and 2000, respectively.

Financial information relating to the Company's sales and long-lived assets by geographic area is as follows:

	2002	2001	2000
Net sales:
United States	$ 83,836,644	$ 90,935,739	$ 100,423,237
Foreign	13,942,454	13,608,297	11,723,364
	$ 97,779,098	$ 104,544,036	$ 112,146,601
Long-lived assets:
United States	$ 30,923,453	$ 30,230,172	$ 31,764,848
Foreign	3,797,489	4,015,761	4,641,100
	$ 34,720,942	$ 34,245,933	$ 36,405,948

Foreign operations are located in Belgium, Italy, South Africa, and Thailand. Net sales are reported in the geographic area in which they originate. Inter-area transfers are not material.

In addition, the Company's U.S. operations had total export sales for the years ended March 31, 2002, 2001 and 2000 of $2,099,077, $2,213,118, and $2,275,461, respectively.

10 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended March 31, 2002 and 2001:

	Net Sales	Gross Profit	Net Income	Per Share Income Basic	Per Share Income Diluted
2002 Quarters:
Fourth	$ 24,098,896	$ 10,562,812	$ 419,210	$ 0.08	$ 0.08
Third	23,144,135	10,696,105	725,609	0.14	0.14
Second	26,254,944	11,386,512	1,077,201	0.21	0.21
First	24,281,123	11,015,473	707,939	0.13	0.13
Total	$ 97,779,098	$ 43,660,902	$ 2,929,959	$ 0.56	$ 0.56
2001 Quarters:
Fourth	$ 25,217,462	$ 10,244,218	$ 724,402	$ 0.13	$ 0.13
Third	24,679,815	10,932,160	1,056,036	0.19	0.19
Second	27,042,488	12,385,092	1,477,299	0.27	0.26
First	27,604,271	12,080,954	1,327,115	0.24	0.24
Total	$ 104,544,036	$ 45,642,424	$ 4,584,852	$ 0.83	$ 0.82

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information concerning the directors and executive officers of the Company is incorporated by reference to the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders of the Registrant, dated June 21, 2002.

In addition to the executive officers named in the Proxy Statement, the Registrant employs the following key persons:

Brian C. Barbo, President, Trebla Chemical Company, is 45 years old. Prior to his promotion to President on September 1, 1998, he was Vice President and General Manager and had served in that capacity since October 1988; and before that he was Manager of Manufacturing for Trebla Chemical Company. Mr. Barbo, a chemical engineer, has been with the Company since July 1979.

Steven E. Baune, President, CPAC Global Imaging Group, is 53 years old. Prior to his being hired as President effective May 28, 2002, he was the CEO of Coats North America, a division of Coats plc. Before Coats, he had a 26-year career in executive management consumer products (film, digital cameras) with Eastman Kodak Company. Mr. Baune holds an MBA in Marketing/Finance from the Rochester (NY) Institute of Technology and a Bachelor of Science in Industrial Engineering from North Dakota State University.

J. Robert Dudik, age 70, is President of Allied's Dental Division, a position he assumed in January 1990. He was formerly Vice President of the Dental Division (1988-90), and, prior to that, National Sales Manager. Mr. Dudik has been an employee of Allied since 1982 and serves on the Board of Directors of Allied Diagnostic Imaging Resources, Inc.

G. Robert Gey, age 57, was appointed President of The Fuller Brush Company, Inc. as of April 11, 2002. He previously was President of a $140 million service equipment subsidiary of Pentair, Inc., where he gained extensive experience in mergers and acquisitions, as well as operations and business development. Mr. Gey holds an MBA from Loyola College, Baltimore, MD, and a BS in Business Administration from Athens College in Alabama. He currently serves as a Director of Hawkins, Inc. and is a member of the Association for Corporate Growth.

 Lewis L. Gray, age 51, is Vice President of Operations for Fuller Brush. He started his career with the company in 1973 as a Q.C. Chemist and was promoted to Research Chemist, Laboratory Manager, Chief Chemist, and Vice President, Chemical and Technical Resources, until his current appointment in 1999. Mr. Gray has a B.S. degree in chemistry from Kansas State University.

Stanley H. Gulbin, age 49, is President of CPAC Asia Imaging Products Limited, after being promoted on December 16, 1998, in addition to his responsibilities as Vice President, International Markets, CPAC Imaging Group. Prior to joining CPAC in 1996, Mr. Gulbin had seventeen years experience in the photographic industry, including all aspects of foreign and domestic sales and marketing. After joining CPAC in 1996, his duties were expanded to include managing sales and marketing activities for the Imaging Group's international markets.

Brad A. Hendrickson, age 38, was appointed President, CPAC Imaging Group, Americas, effective May 16, 2002. He was previously President of Allied Diagnostic Imaging Resources, Inc. He began his career with CPAC in 1986 and has held several sales and marketing management positions including National Accounts Manager and Vice President of National Sales for Allied. A graduate of the University of Wisconsin with a Bachelor of Science in Economics, Mr. Hendrickson received an MBA from Emory University in Atlanta.

Glenn G. Jackling, President of Cleaning Technologies Group since December 20, 1999, is 40 years old. He has been a CPAC, Inc. employee since 1998, when he joined the Company as Corporate Financial Projects Manager. He was promoted in 1999 to Director of Corporate Business Development. He holds an MBA from the University of Rochester's Simon School of Business and both a Master of Science in Applied and Mathematical Statistics and a Bachelor of Science in Mechanical Engineering from Rochester Institute of Technology.

Thomas C. LeBlanc, age 51, was named President of Allied Diagnostic Imaging Resources, Inc. effective May 28, 2002. Mr. LeBlanc joined Allied in November 1998 as Executive Vice President. He has total profit and loss responsibility for both Allied and the CPAC Equipment Division, which was integrated into Allied's organizational structure in August 2000. Mr. LeBlanc holds an MBA from Emory University, Atlanta, GA, and a Bachelor of Science in Chemical Engineering from the University of Southwestern Louisiana.

Read D. McNamara, age 55, was named President of CPAC's Fuller Brands segment on May 7, 2001. Mr. McNamara has over 25 years' experience in global business development, marketing, and executive management for Fortune 500 companies and has been responsible for managing the growth of some of the world's most recognized retail brands, including Right Guard, Paper Mate, Green Giant, and Ray Ban. Mr. McNamara received his MBA from The Wharton School at the University of Pennsylvania and holds an MA in Latin American Studies from Vanderbilt University and a BA from Colgate University.

Javier E. Paredes was promoted to President of Stanley Home Products on August 13, 1998 and is 56 years old. He served as Vice President and General Manager of Stanley Home Products from 1995 to 1998. He joined Stanhome, Inc. in 1985, and held several management positions including General Manager of Stanley Home Productos Para Lar Ltda, Stanhome's direct selling company in Brazil.

Edward E. Schiller, 55, is Vice President, Research and Development for The Fuller Brush Company, Inc. Prior to that, he was Vice President and Technical Director for Trebla Chemical Company, a position he held since February, 1985. From May, 1982 to January, 1985, he was Operations Manager at Trebla Chemical Co. Mr. Schiller is currently responsible for all research and development for CPAC, Inc. and its subsidiaries; he is also the Registrant's Environmental Compliance Officer.

Item 11.     EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference to the caption "Executive Compensation" in the Registrant's 2002 Proxy Statement for the Annual Meeting of Shareholders.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The stock ownership of each person known to CPAC to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and officers of CPAC as a group are incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 2002 Proxy Statement for the Annual Meeting of Shareholders. The beneficial ownership of CPAC Common Stock of all directors of the Company is incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 2002 Proxy Statement for the Annual Meeting of Shareholders.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is incorporated by reference to the captions "Election of Directors" and "Committee Reports" in the Registrant's 2002 Proxy Statement for the Annual Meeting of Shareholders.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)	The following financial statements of the Registrant are included as a part of the report:
	1.	Financial Statements:
Report of Independent Accountants
Consolidated Balance Sheets as of March 31, 2002 and 2001
Consolidated Statements of Operations and Comprehensive Income for the Years Ended March 31, 2002, 2001, and 2000
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements
	2.	Financial Statement Schedules:
Schedule II, Valuation and Qualifying Accounts and Reserves
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
(b)	Reports on Form 8-K
None.

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

		4.2	Bank Letter of Commitment dated May 24, 2002 filed herein
	9.	Voting trust agreement
	10.	Material contracts
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

Item 14.     FINANCIAL STATEMENT SCHEDULES.                                                          SCHEDULE II

CPAC, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED MARCH 31, 2002, 2001 AND 2000

		Additions
	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2002:
Allowance for doubtful accounts	$ 645,000	$ 259,000	0	$ (36,000)	$ 868,000
Inventory reserve	1,266,000	130,000	0	(224,000)	1,172,000

2001:
Allowance for doubtful accounts	$ 696,000	$ 117,000	0	$ (168,000)	$ 645,000
Inventory reserve	1,185,000	788,000	0	(707,000)	1,266,000

2000:
Allowance for doubtful accounts	$ 811,000	$ 178,000	0	$ (293,000)	$ 696,000
Inventory reserve	1,565,000	122,000	0	(502,000)	1,185,000
Valuation allowance	335,000	(335,000)	0	0	0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPAC, INC. (Registrant)

Date June 25, 2002	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date June 25, 2002	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer, and Director

Date June 25, 2002	By	/s/ Robert Oppenheimer Robert Oppenheimer, Secretary and Director

Date June 25, 2002	By	/s/ Seldon T. James, Jr. Seldon T. James, Jr., Director

Date June 25, 2002	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer, and Director

Date June 25, 2002	By	/s/ Jerold L. Zimmerman, Ph.D. Jerold L. Zimmerman, Ph.D., Director

Date June 25, 2002	By	/s/ Wendy F. Clay Wendy F. Clay, Vice President, Administration

Date June 25, 2002	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
2.	Plan of acquisition, regarding organization, arrangement, liquidation, or succession		N/A
3.	Articles of Incorporation, By-laws
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

N/A
	4.2	Bank Letter of Commitment dated May 24, 2002 filed herein	41
9.	Voting trust agreement		N/A
10.	Material contracts
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

N/A
10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

N/A
10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 14, 1997, November 24, 1998, September 24, September 24, 1999, September 29, 2000 and September 7, 2001

N/A
10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
11.	Statement regarding computation of per share earnings (loss)		N/A
12.	Statement regarding computation of ratios		N/A
13.	Annual report to security holders		N/A
16.	Letter regarding change of certifying accountant		N/A
18.	Letter regarding change in accounting principles		N/A
21.	Subsidiaries of the registrant
	21.1	Subsidiaries of the registrant	51
22.	Published report regarding matters submitted to vote of security holders		N/A
23.	Consents of experts and counsel
	23.1	Consent of PricewaterhouseCoopers LLP	52
24.	Power of attorney		N/A
27.	Financial data schedule		N/A
99.	Additional exhibits		N/A