Form 10-Q
period 2002-06-30
CPAC INC
filed 2002-08-13
CIK 351717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 0-9600

CPAC, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0961040 (I.R.S. Employer Identification No.)

2364 Leicester Road
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

          Yes [ X ]          No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at June 30, 2002
Common Stock, $.01 par value	5,123,499

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- June 30, 2002 (Unaudited), and March 31, 2002	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended June 30, 2002, and June 30, 2001 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Three Months Ended June 30, 2002, and June 30, 2001 (Unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	12
Item 2.	Changes in Securities and Use of Proceeds.	12
Item 3.	Defaults Upon Senior Securities.	12
Item 4.	Submission of Matters to a Vote of Security Holders.	12
Item 5.	Other Information.	12
Item 6.	Exhibits and Reports on Form 8-K.	12
	SIGNATURE PAGE	13
	EXHIBIT INDEX	14

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002 (Unaudited)	March 31, 2002 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 7,423,497	$ 7,991,834
Accounts receivable (net of allowance for doubtful accounts of $959,000 and $868,000, respectively)	13,511,719	13,217,923
Inventory, net	17,944,394	17,555,303
Prepaid expenses and other current assets	1,680,735	1,208,274
Deferred tax assets, current	1,266,790	1,251,000
Total current assets	41,827,135	41,224,334
Property, plant and equipment, net	17,571,346	17,690,540
Goodwill	192,426	10,661,677
Other intangible assets (net of amortization of $1,233,380 and $1,299,166, respectively)	1,195,295	1,436,943
Deferred tax assets, long-term	2,257,387	190,000
Other assets	4,877,670	4,931,782
	$ 67,921,259	$ 76,135,276

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 777,829	$ 1,061,175
Accounts payable	5,201,377	4,758,153
Accrued payroll and related expenses	1,628,348	1,679,952
Accrued income taxes payable	434,598	621,575
Other accrued expenses and liabilities	2,827,004	2,701,767
Total current liabilities	10,869,156	10,822,622
Long-term debt, net of current portion	7,339,539	7,404,721
Other long-term liabilities	3,507,368	5,875,703
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,208,806 shares	52,088	52,088
Additional paid-in capital	10,538,823	10,538,823
Retained earnings	37,845,565	43,774,842
Accumulated other comprehensive income	(1,641,092)	(1,743,335)
	46,795,384	52,622,418
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	46,205,196	52,032,230
	$ 67,921,259	$ 76,135,276

Note: The balance sheet at March 31, 2002 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED

JUNE 30, 2002 AND JUNE 30, 2001

UNAUDITED

	2002	2001
Net sales	$ 24,621,678	$ 24,281,123
Costs and expenses:
Cost of sales	13,370,645	13,265,650
Selling, administrative and engineering expenses	9,875,730	9,599,855
Research and development expense	164,978	154,174
Interest expense, net	125,598	136,505
	23,536,951	23,156,184
Income before income taxes and cumulative effect of change in accounting principle	1,084,727	1,124,939
Provision for income tax expense	374,000	417,000
Income before cumulative effect of change in accounting principle	710,727	707,939
Cumulative effect of change in accounting principle, net	(6,281,251)
Net income (loss)	$ (5,570,524)	$ 707,939
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ 0.14	$ 0.13
Cumulative effect of change in accounting principle, net	$ (1.23)	$ 0.00
Basic net income (loss) per share	$ (1.09)	$ 0.13
Diluted:
Before cumulative effect of change in accounting principle	$ 0.14	$ 0.13
Cumulative effect of change in accounting principle, net	$ (1.22)	$ 0.00
Diluted net income (loss) per share	$ (1.08)	$ 0.13
Average common shares outstanding:
Basic	5,123,499	5,322,311
Diluted	5,143,508	5,333,606
Comprehensive income (loss):
Net income (loss)	$ (5,570,524)	$ 707,939
Other comprehensive income (loss)	102,243	(397,735)
Comprehensive income (loss)	$ (5,468,281)	$ 310,204

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

JUNE 30, 2002 AND JUNE 30, 2001

UNAUDITED

	2002	2001
Cash flows from operating activities:
Net income (loss)	$ (5,570,524)	$ 707,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	608,361	775,812
Amortization of intangible assets	45,546	191,404
Cumulative effect of accounting change	6,281,251
Changes in assets and liabilities:
Accounts receivable	(272,822)	1,417,906
Inventory	(361,236)	(1,117,044)
Accounts payable	451,298	(109,682)
Accrued expenses and liabilities	(236,053)	274,540
Other changes, net	(344,096)	(724,578)
Total adjustments	6,172,249	708,358
Net cash provided by (used in) operating activities	601,725	1,416,297
Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(461,891)	(233,805)
Net cash used in investing activities	(461,891)	(233,805)
Cash flows from financing activities:
Common stock repurchase		(858,406)
Repayment of long-term borrowings	(350,819)	(492,226)
Payment of cash dividends	(358,753)	(369,924)
Net cash used in financing activities	(709,572)	(1,720,556)
Effect of exchange rate changes on cash	1,401	(3,215)
Net decrease in cash and cash equivalents	(568,337)	(541,279)
Cash and cash equivalents -- beginning of period	7,991,834	8,859,885
Cash and cash equivalents -- end of period	$ 7,423,497	$ 8,318,606

The accompanying notes are an integral part of the financial statements.

1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the three-month period ended June 30, 2002 and June 30, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2002 (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002, Annual Report to Shareholders. The results of operations for the three-months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory is summarized as follows:

	June 30, 2002	March 31, 2002
Raw materials and purchased parts	$ 7,148,462	$ 7,012,149
Work-in-process	1,119,931	905,305
Finished goods	9,676,001	9,637,849
	$ 17,944,394	$ 17,555,303

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

	Three Months Ended June 30,
	2002	2001
Basic weighted average number of shares outstanding	5,123,499	5,322,311
Effect of dilutive stock options	20,009	11,295
Dilutive shares outstanding	5,143,508	5,333,606

Unexercised stock options to purchase 612,686 and 966,811 shares of the Company's common stock as of June 30, 2002 and 2001, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2002, are still outstanding at the end of the period.

4 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

5 -- SEGMENT INFORMATION

For purposes of financial reporting, the Company operates in two industry segments: the Fuller Brands segment and the CPAC Global Imaging Group (Imaging) segment. Information concerning the Company's business segments' net sales and income before income taxes and cumulative effect of change in accounting principle for the quarters ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30,
	2002	2001
Net sales to customers:
Fuller Brands	$ 15,026,653	$ 14,785,089
Imaging	9,595,025	9,496,034
Total net sales to customers	$ 24,621,678	$ 24,281,123
Operating income:
Fuller Brands	$ 919,764	$ 994,908
Imaging	318,251	329,721
	1,238,015	1,324,629
Corporate loss	(27,690)	(63,185)
Interest expense, net	(125,598)	(136,505)
Income before income taxes and cumulative effect of change in accounting principle	$ 1,084,727	$ 1,124,939

Sales between segments are not material.

Information concerning the Company's business segments' identifiable assets at June 30, 2002 and March 31, 2002 are as follows:

	June 30, 2002	March 31, 2002
Identifiable assets:
Fuller Brands	$ 39,932,579	$ 49,071,973
Imaging	16,964,039	18,356,404
Total identifiable assets of the segment	56,896,618	67,428,377
General Corporate assets	11,024,641	8,706,899
	$ 67,921,259	$ 76,135,276

General Corporate assets include short-term investments held for future use amounting to $5,448,411 and $4,974,251 at June 30, 2002 and March 31, 2002, respectively.

6 -- ADOPTION OF SFAS NO. 142

On April 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". The pronouncement required an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. In connection with adoption of SFAS No. 142, the Company completed in the first quarter of fiscal 2003 the impairment test for goodwill. To determine potential impairment, fair value of the applicable business units was determined by computing the present value of expected future cash flows. The effect was to reduce the carrying value of goodwill by approximately $6.3 million, net of income tax benefit of $4.2 million, or $1.22 per diluted share. The impairment adjustment was related to the Fuller Brand's Cleaning Technologies Group (CTG) operation, acquired in fiscal 1998, and was a result of a combination of factors, including operating performance, as well as new measurement techniques and methodologies as prescribed by SFAS No. 142. The adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statements of operations and comprehensive income for the three months ended June 30, 2002.

7 -- GOODWILL AND AMORTIZABLE INTANGIBLES

A summary of changes in the Company's goodwill during the quarter ended June 30, 2002, by segment is as follows (in thousands):

	March 31, 2002	Impairment		June 30, 2002
Fuller Brands	$ 10,469	$ (10,469	) (a)	$ 0
Global Imaging	193			193
Total	$ 10,662	$ (10,469)		$ 193
(a) Actual impairment charge recorded was $6,281, net of tax benefit of $4,188.

The following table presents prior year earnings and earnings per share as if the non-amortization provisions of SFAS No. 142 had been applied in the prior year:

	June 30, 2002	June 30, 2001
Reported net income	$ (5,570,524)	$ 707,939
Addback goodwill amortization, net of tax		59,000
Addback cumulative effect of change in accounting principle, net	6,281,251
Adjusted net income	$ 710,727	$ 766,939

Basic earnings per common share before cumulative effect of change in accounting principle:
Reported basic earnings per common share	$ (1.09)	$ 0.13
Addback goodwill amortization, net of tax		0.01
Addback cumulative effect of change in accounting principle, net	1.23
Adjusted basic earnings per common share	$ 0.14	$ 0.14

Diluted earnings per common share before cumulative effect of change in accounting principle:
Reported diluted earnings per common share	$ (1.08)	$ 0.13
Addback goodwill amortization, net of tax		0.01
Addback cumulative effect of change in accounting principle, net	1.22
Adjusted diluted earnings per common share	$ 0.14	$ 0.14

Reported comprehensive income (loss)	$ (5,468,281)	$ 310,204
Addback goodwill amortization, net of tax		59,000
Addback cumulative effect of change in accounting principle, net	6,281,251
Adjusted comprehensive income (loss)	$ 812,970	$ 369,204

At June 30, 2002 and March 31, 2002, amortizable intangibles consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The cost pertaining to this intangible at June 30, 2002 and March 31, 2002 was $2,250,000, while accumulated amortization at June 30, 2002 and March 31, 2002 were $1,087,500 and 1,050,000, respectively.

8 -- ACCOUNTING PRONOUNCEMENTS

On April 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was effective for the Company. The adoption of this pronouncement did not have any effect on the Company's financial position, results of operations, or cash flows.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64 related to classification of gains and losses on debt extinguishment and amends SFAS No. 13 with respect to sales-leaseback transactions. The pronouncement was effective for the Company April 1, 2002 and had no impact on the Company's reported results of operations and financial position.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and requires companies to recognize a liability for costs associated with an exit or disposal activity when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan (as required under EITF No. 94-3). The pronouncement, effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application allowed, is not expected to have any impact on the Company's reported results of operations and financial position.

9 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

10 -- RECLASSIFICATION

Certain March 31, 2002 financial statement and related footnote amounts have been reclassified to conform to the June 30, 2002 presentation.

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

The Company's income before the cumulative effect of a change in accounting principle for the quarter ended June 30, 2002 was $710,727, as compared to the proforma net income for the quarter ended June 30, 2001 of $766,939. The proforma net income for last year's first quarter represents net income, if the non-amortization provisions of SFAS No. 142 had been applied in the prior year (see footnote 6 and 7).

The Company adopted SFAS No. 142 during the first quarter of fiscal 2003, and recorded a one-time, non-cash expense of $6,281,251, net of a tax benefit of $4,188,000, or $1.22 per diluted share. The adjustment related to the Fuller Brands segment's Cleaning Technologies Group (CTG) investment in fiscal 1998, whose goodwill was determined to be impaired, based on calculating the present value of future discounted cash flows. CTG had been impacted by several factors, including continued, reduced operating performance, since it was acquired (see footnote 6). Net loss after the cumulative effect adjustment was ($5,570,524) or ($1.08) a diluted share.

The Company's net sales increased 1.4% for the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001. For the Fuller Brands segment, first quarter fiscal 2003 net sales increased 1.6% over the comparable quarter in fiscal 2002, primarily due to increased sales achieved through the QVC home shopping network. Decreases in net sales of 4% in the first quarter of fiscal 2003, as compared to the first quarter of 2002 in the segment's Stanley Home Products division, lowered the overall segment's revenue advances. In the Imaging segment, combined sales increases during the quarter in the segment's international operations offset net decreases in the domestic imaging operations.

Consolidated gross margins (net sales less cost of sales expressed as a percentage of net sales), were 45.7% for this quarter, versus 44.7% for the year ended March 31, 2002, and 45.4% for the same quarter last year. Gross margins in the Fuller Brands segment were 51.5%, 49.3%, and 50.6% for the quarter ended June 30, 2002, the year ended March 31, 2002, and the quarter ended June 30, 2001. QVC business, which helped absorb plant overhead, as well as a higher margin product mix at Stanley Home Products and CTG, contributed to the margin improvement. Gross margins in the Imaging segment were 36.5%, 38.1%, and 37.2% for the quarter ended June 30, 2002, the year ended March 31, 2002, and the quarter ended June 30, 2001. Domestic and international competition, as well as sluggish worldwide economic conditions, have placed pressure on pricing, causing slight margin erosion. Gross margins in the Imaging segment are expected to remain in the 35%-37% range for the next several quarters.

Consolidated selling, administrative, and engineering costs this quarter were 40.1% of net sales, versus 38.9% for the year ended March 31, 2002, versus 39.5% for the same quarter last year. For the Fuller Brands segment, selling, administrative and engineering expenses were 44.6% of net sales, as compared to 43.7% and 43% for the year ended March 31, 2002 and the quarter ended June 30, 2001. Continued spending on various sales and marketing initiatives in an effort to increase revenues has caused these expenses to exceed past levels. Management will continue to monitor the performance of these increased sales and marketing expenditures. If revenues don't increase sufficiently to warrant the higher expenditures, cost reduction efforts will be implemented. In the Imaging segment, selling, administrative and engineering costs for the quarter ended June 30, 2002 were 32.8% of net sales, as compared to 32.9% and 33.4% for the year ended March 31, 2002 and the quarter ended June 30, 2001. Imaging operations management continues to keep tight controls on spending, due to uncertain economic conditions, both domestically and internationally.

Net interest expense for the three months ended June 30, 2002 decreased, as compared to the first quarter in fiscal 2002, primarily due to lower debt levels.

The provision for income taxes, as a percentage of pretax income, was 34.5% for the three months ended June 30, 2002 as compared to 34.7% for the year ended March 31, 2002, as compared to 37.1% for the three months ended June 30, 2001, respectively. The decrease is largely due to higher profits from the Company's Asian subsidiary, which is operating under a seven-year tax holiday in Thailand.

Foreign Operations

Combined net sales of the Company's foreign operations in Belgium, Italy, South Africa, and Thailand for the quarter ended June 30, 2002 rose approximately $227,000 or 8%, over the comparable quarter last year. The Company's Asian operation increased their sales over $200,000, with Europe's modest increase offset by Italy and South African decreases. Although the Company's relationship with TURA AG (the German distributorship, of which the Company has a 19% ownership interest) is expected to increase business opportunities in future quarters, the softness of the European and worldwide economy has hindered revenue growth. Pretax profits were off approximately $34,000, due largely to reduced profits in Europe and Italy, augmented by increased profits in Asia. Increasing competition in Japan, as well as the worldwide economic problems previously discussed, may cause the combined operation's pretax profits to be flat for the next several quarters.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At June 30, 2002 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Three Months Ended June 30,
	2002	2001
Cash provided by (used in):
Operating activities	$ 602	$ 1,416
Investing activities	(462)	(234)
Financing activities	(709)	(1,720)
Currency impact on cash	1	(3)
Net increase (decrease) in cash and cash equivalents	$ (568)	$ (541)

Net cash provided by (used in) operating activities

Consolidated cash provided by operating activities decreased in the quarter ended June 30, 2002, versus the comparable quarter last year, due to slight increases in receivables and inventory.

Net cash provided by (used in) investing activities

Consolidated net cash used in investing activities increased in 2002 over 2001, primarily due to capital additions at CPAC Italia's new, leased manufacturing facility.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities decreased in 2002 over 2001, due to the absence of stock repurchases during the quarter ended June 30, 2002.

The following table presents working capital information at June 30, 2002, March 31, 2002 and June 30,2001:

	June 30, 2002	March 31, 2002	June 30, 2001
Working capital (in thousands)	$ 30,958	$ 30,402	$ 31,507
Working capital ratio	3.85 to 1	3.80 to 1	3.89 to 1
Receivable days outstanding	49.4 days	51.4 days	51.0 days
Annual inventory turns	3.0 times	3.1 times	2.9 times

During June 2002, the Company renewed its existing line of credit agreement by signing a "Commitment Letter," which would extend the maturity date of the line until October 31, 2004. The Company is currently finalizing the terms of the Commitment Letter into a final Agreement, which will include previously disclosed terms (i.e.-$20,000,000 maximum borrowing capacity, interest at LIBOR plus 1.25% to 2% based on a ratio of funded debt to EBITDA parameters). The Agreement calls for meeting various financial covenants, with which the Company was in compliance at June 30, 2002. The Agreement also contains a $6.2 million letter of credit facility, which the Company uses to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company's majority-owned subsidiary CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $460,000 based on the first-quarter conversion rate in Thailand). Interest is payable at prime (prime rate in Thailand was 5% at June 30, 2002), with the line collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. CPAC Asia Imaging Products Limited had borrowings against the line of credit of $40,015 at June 30, 2002.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of June 30, 2002. It is expected that additional financing may be necessary to allow the Company to pursue additional acquisitions.

Forward-Looking Statements

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

The Future Factors that may affect the operations, performance and results of the Company's business include the following:

a.	general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations;
b.	the level of competition and consolidation within the commercial cleaning supply industry;
c.	the impact of Kmart's Chapter 11 filings and the nature of its future reorganization on Cleaning Technologies Group's business;
d.	the effect of changes in the distribution channels for Fuller Brands;
e.	the level of demand for the Company's Imaging products and the impact of digital imaging;
f.	the ability to increase volume through the Great Bend manufacturing plant to absorb fixed overhead;
g.

the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with which they transact business;

h.

changes in business, political and economic conditions due to the recent terrorist attacks in the U.S., the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas;

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

	4.2	Bank Letter of Commitment dated May 24, 2002, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2002
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
(24) Power of attorney -- Not applicable
(27) Financial data schedule -- Not applicable
(99) Additional exhibits
99.1	CPAC, Inc.'s Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b. Reports Filed on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPAC, INC.
(Registrant)

Date August 13, 2002	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date August 13, 2002	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date August 13, 2002	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
2.	Plan of acquisition, regarding organization, arrangement, liquidation, or succession		N/A
3.	Articles of incorporation, By-laws
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

N/A
	4.2	Bank Letter of Commitment dated May 24, 2002, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2002	N/A
10.	Material contracts
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

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
11.	Statement regarding computation of per share earnings (loss)		N/A
15.	Letter regarding unaudited interim financial information		N/A
18.	Letter regarding change in accounting principles		N/A
19.	Report furnished to security holders		N/A
22.	Published report regarding matters submitted to vote of security holders		N/A
23.	Consents of experts and counsel		N/A
24.	Power of attorney		N/A
27.	Financial data schedule		N/A
99.	Additional exhibits
	99.1	CPAC, Inc.'s Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	15