Form 10-Q
period 2002-09-30
CPAC INC
filed 2002-11-12
CIK 351717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

          Yes [ X ]          No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at September 30, 2002
Common Stock, $.01 par value	5,088,999

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
1,004,213

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- September 30, 2002 (Unaudited), and March 31, 2002	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Six Months Ended September 30, 2002, and September 30, 2001 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended September 30, 2002, and September 30, 2001 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Six Months Ended September 30, 2002, and September 30, 2001 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	15
Item 2.	Changes in Securities and Use of Proceeds.	15
Item 3.	Defaults Upon Senior Securities.	15
Item 4.	Submission of Matters to a Vote of Security Holders.	15
Item 5.	Other Information.	15
Item 6.	Exhibits and Reports on Form 8-K.	15
	SIGNATURE PAGE	17
	CERTIFICATIONS	18
	EXHIBIT INDEX	20

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	March 31, 2002 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 7,808,434	$ 7,991,834
Accounts receivable (net of allowance for doubtful accounts of $1,235,000 and $868,000, respectively)	13,501,340	13,217,923
Inventory, net	18,309,129	17,555,303
Prepaid expenses and other current assets	1,470,454	1,208,274
Deferred tax assets, current	1,267,790	1,251,000
Total current assets	42,357,147	41,224,334
Property, plant and equipment, net	17,565,974	17,690,540
Goodwill	192,426	10,661,677
Other intangible assets (net of amortization of $1,277,379 and $1,299,166, respectively)	1,176,413	1,436,943
Deferred tax assets, long-term	2,191,387	190,000
Other assets	4,731,549	4,931,782
	$ 68,214,896	$ 76,135,276

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 733,806	$ 1,061,175
Accounts payable	5,433,750	4,758,153
Accrued payroll and related expenses	1,668,168	1,679,952
Accrued income taxes payable	245,472	621,575
Other accrued expenses and liabilities	2,667,679	2,701,767
Total current liabilities	10,748,875	10,822,622
Long-term debt, net of current portion	7,428,229	7,404,721
Other long-term liabilities	3,305,813	5,875,703
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,174,306 and 5,208,806 shares	51,743	52,088
Additional paid-in capital	10,342,506	10,538,823
Retained earnings	38,009,514	43,774,842
Accumulated other comprehensive income	(1,081,596)	(1,743,335)
	47,322,167	52,622,418
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	46,731,979	52,032,230
	$ 68,214,896	$ 76,135,276

Note: The balance sheet at March 31, 2002 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED

SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

UNAUDITED

	2002	2001
Net sales	$ 48,408,124	$ 50,536,067
Costs and expenses:
Cost of sales	26,511,132	28,134,082
Selling, administrative and engineering expenses	19,315,819	19,006,319
Research and development expense	351,960	305,916
Interest expense, net	260,784	279,610
	46,439,695	47,725,927
Income before income taxes and cumulative effect of change in accounting principle	1,968,429	2,810,140
Provision for income tax expense	735,000	1,025,000
Income before cumulative effect of change in accounting principle	1,233,429	1,785,140
Cumulative effect of change in accounting principle, net	(6,281,251)
Net income (loss)	$ (5,047,822)	$ 1,785,140
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ 0.24	$ 0.34
Cumulative effect of change in accounting principle, net	$ (1.23)	$
Basic net income (loss) per share	$ (0.99)	$ 0.34
Diluted:
Before cumulative effect of change in accounting principle	$ 0.24	$ 0.34
Cumulative effect of change in accounting principle, net	$ (1.22)	$
Diluted net income (loss) per share	$ (0.98)	$ 0.34
Average common shares outstanding:
Basic	5,122,429	5,269,481
Diluted	5,138,067	5,281,952
Comprehensive income (loss):
Net income (loss)	$ (5,047,822)	$ 1,785,140
Other comprehensive income (loss)	661,739	(624,911)
Comprehensive income (loss)	$ (4,386,083)	$ 1,160,229

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

UNAUDITED

	2002	2001
Net sales	$ 23,786,446	$ 26,254,944
Costs and expenses:
Cost of sales	13,140,487	14,868,432
Selling, administrative and engineering expenses	9,440,089	9,406,464
Research and development expense	186,982	151,742
Interest expense, net	135,186	143,105
	22,902,744	24,569,743
Income before income taxes and cumulative effect of change in accounting principle	883,702	1,685,201
Provision for income tax expense	361,000	608,000
Income before cumulative effect of change in accounting principle	522,702	1,077,201
Cumulative effect of change in accounting principle, net
Net income	$ 522,702	$ 1,077,201
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ 0.10	$ 0.21
Cumulative effect of change in accounting principle, net	$	$
Basic net income per share	$ 0.10	$ 0.21
Diluted:
Before cumulative effect of change in accounting principle	$ 0.10	$ 0.21
Cumulative effect of change in accounting principle, net	$	$
Diluted net income per share	$ 0.10	$ 0.21
Average common shares outstanding:
Basic	5,121,359	5,216,651
Diluted	5,132,626	5,230,298
Comprehensive income (loss):
Net income	$ 522,702	$ 1,077,201
Other comprehensive income (loss)	559,496	(227,176)
Comprehensive income (loss)	$ 1,082,198	$ 850,025

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

UNAUDITED

	2002	2001
Cash flows from operating activities:
Net income (loss)	$ (5,047,822)	$ 1,785,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,254,681	1,513,762
Amortization of intangible assets	82,838	357,573
Cumulative effect of accounting change	6,281,251
Changes in assets and liabilities:
Accounts receivable	(183,602)	(352,654)
Inventory	(618,467)	(636,306)
Accounts payable	715,768	(49,118)
Accrued expenses and liabilities	(375,554)	677,989
Other changes, net	(244,141)	(655,089)
Total adjustments	6,912,774	856,157
Net cash provided by (used in) operating activities	1,864,952	2,641,297
Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(1,000,250)	(589,488)
Net cash used in investing activities	(1,000,250)	(589,488)
Cash flows from financing activities:
Common stock repurchase	(196,662)	(1,638,578)
Repayment of long-term borrowings	(139,520)	(534,322)
Payment of cash dividends	(717,506)	(735,844)
Net cash used in financing activities	(1,053,688)	(2,908,744)
Effect of exchange rate changes on cash	5,586	(2,916)
Net decrease in cash and cash equivalents	(183,400)	(859,851)
Cash and cash equivalents -- beginning of period	7,991,834	8,859,885
Cash and cash equivalents -- end of period	$ 7,808,434	$ 8,000,034

The accompanying notes are an integral part of the financial statements.

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

Unaudited

1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the interim periods presented have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002, Annual Report to Shareholders. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory is summarized as follows:

	September 30, 2002	March 31, 2002
Raw materials and purchased parts	$ 7,269,752	$ 7,012,149
Work-in-process	1,185,235	905,305
Finished goods	9,854,142	9,637,849
	$ 18,309,129	$ 17,555,303

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Basic weighted average number of shares outstanding	5,121,359	5,216,651	5,122,429	5,269,481
Effect of dilutive stock options	11,267	13,647	15,638	12,471
Dilutive shares outstanding	5,132,626	5,230,298	5,138,067	5,281,952

Unexercised stock options to purchase 903,686 and 1,005,311 shares of the Company's common stock as of September 30, 2002 and 2001, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2002, are still outstanding at the end of the period.

4 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

5 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands segment and the CPAC Global Imaging Group (Imaging) segment. Information concerning the Company's business segments' net sales and income before income taxes and cumulative effect of change in accounting principle for the quarters and six months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net sales to customers:
Fuller Brands	$ 14,290,560	$ 15,409,465	$ 29,317,213	$ 30,194,556
Imaging	9,495,886	10,845,479	19,090,911	20,341,511
Total net sales to customers	$ 23,786,446	$ 26,254,944	$ 48,408,124	$ 50,536,067
Operating income:
Fuller Brands	$ 996,503	$ 909,493	$ 1,916,267	$ 1,904,403
Imaging	121,942	907,578	440,193	1,237,297
	1,118,445	1,817,071	2,356,460	3,141,700
Corporate income (loss)	(99,557)	11,235	(127,247)	(51,950)
Interest expense, net	(135,186)	(143,105)	(260,784)	(279,610)
Income before income taxes and cumulative effect of change in accounting principle	$ 883,702	$ 1,685,201	$ 1,968,429	$ 2,810,140

Sales between segments are not material.

Information concerning the Company's business segments' identifiable assets at September 30, 2002 and March 31, 2002 are as follows:

	September 30, 2002	March 31, 2002
Identifiable assets:
Fuller Brands	$ 40,491,432	$ 49,071,973
Imaging	16,947,652	18,356,404
Total identifiable assets of the segment	57,439,084	67,428,377
General Corporate assets	10,775,812	8,706,899
	$ 68,214,896	$ 76,135,276

General Corporate assets include short-term investments held for future use amounting to $5,372,487 and $4,974,251 at September 30, 2002 and March 31, 2002, respectively.

6 -- ADOPTION OF SFAS NO. 142

On April 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The pronouncement required an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. In connection with adoption of SFAS No. 142, the Company completed in the first quarter of fiscal 2003 the impairment test for goodwill. To determine potential impairment, fair value of the applicable business units was determined by computing the present value of expected future cash flows. The effect was to reduce the carrying value of goodwill by approximately $6.3 million, net of income tax benefit of $4.2 million, or $1.22 per diluted share. The impairment adjustment was related to the Fuller Brand's Cleaning Technologies Group (CTG) operation, acquired in fiscal 1998, and was a result of a combination of factors, including operating performance, as well as new measurement techniques and methodologies as prescribed by SFAS No. 142. The adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statements of operations and comprehensive income for the six months ended September 30, 2002.

7 -- GOODWILL AND AMORTIZABLE INTANGIBLES

A summary of changes in the Company's goodwill during the six months ended September 30, 2002, by segment is as follows (in thousands):

	March 31, 2002	Impairment		September 30, 2002
Fuller Brands	$ 10,469	$ (10,469	) (a)	$
Imaging	193			193
Total	$ 10,662	$ (10,469)		$ 193
(a) Actual impairment charge recorded was $6,281, net of tax benefit of $4,188.

The following table presents prior year earnings and earnings per share as if the non-amortization provisions of SFAS No. 142 had been applied in the prior year:

	Three Months Ended		Six Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Reported net income	$ 522,702	$ 1,077,201	$ (5,047,822)	$ 1,785,140
Addback goodwill amortization, net of tax		70,000		129,000
Addback cumulative effect of change in accounting principle, net			6,281,251
Adjusted net income	$ 522,702	$ 1,147,201	$ 1,233,429	$ 1,914,140

Basic earnings per common share before cumulative effect of change in accounting principle:
Reported basic earnings per common share	$ 0.10	$ 0.21	$ (0.99)	$ 0.34
Addback goodwill amortization, net of tax		0.01		0.02
Addback cumulative effect of change in accounting principle, net			1.23
Adjusted basic earnings per common share	$ 0.10	$ 0.22	$ 0.24	$ 0.36

Diluted earnings per common share before cumulative effect of change in accounting principle:
Reported diluted earnings per common share	$ 0.10	$ 0.21	$ (0.98)	$ 0.34
Addback goodwill amortization, net of tax		0.01		0.02
Addback cumulative effect of change in accounting principle, net			1.22
Adjusted diluted earnings per common share	$ 0.10	$ 0.22	$ 0.24	$ 0.36

Reported comprehensive income (loss)	$ 1,082,198	$ 850,025	$ (4,386,083)	$ 1,160,229
Addback goodwill amortization, net of tax		70,000		129,000
Addback cumulative effect of change in accounting principle, net			6,281,251
Adjusted comprehensive income (loss)	$ 1,082,198	$ 920,025	$ 1,895,168	$ 1,289,229

At September 30, 2002 and March 31, 2002, amortizable intangibles consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The cost pertaining to this intangible at September 30, 2002 and March 31, 2002 was $2,250,000, while accumulated amortization at September 30, 2002 and March 31, 2002 were $1,125,000 and 1,050,000, respectively.

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

10 -- RECLASSIFICATION

Certain March 31, 2002 financial statement and related footnote amounts have been reclassified to conform to the September 30, 2002 presentation.

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

The Company's financial results for the six months ended September 30, 2002 reflect the adoption of SFAS No. 142 during the Company's first quarter of fiscal 2003. Adoption included the recording of a one-time, non-cash expense of $6,281,251, net of a tax benefit of $4,188,000, or $1.22 per diluted share. The adjustment related to the Fuller Brands segment's Cleaning Technologies Group (CTG) investment in fiscal 1998, whose goodwill was determined to be impaired, based on calculating the present value of future, discounted cash flows. CTG had been impacted by several factors, including continued, reduced operating performance, since it was acquired (see footnote 6).

The Company's net sales decreased 9.4% for the quarter ended September 30, 2002, as compared to the comparable quarter last year, and decreased 4.2% for the six months ended September 30, 2002, as compared to the six months ended September 30, 2001. For the Fuller Brands segment, net sales decreased 7.3% and 2.9% respectively, for the quarter and six months ended September 30, 2002, as compared to comparable periods last year. The decline was largely attributable to a decrease slightly in excess of $1,000,000, or 16%, in Cleaning Technologies Group sales during the second quarter, as well as a 5% falloff in Stanley Home Products' sales. The CTG decline is partially due to the reduction in sales to Kmart Corporation, which due to a restructuring of their business, has reduced purchases. This was mitigated by sales increases in the Fuller Brush division business, largely as the result of its successful entrance into the QVC home shopping network. In the Imaging segment, net sales decreased 12.4% and 6.1%, respectively, for the quarter and six months ended September 30, 2002, as compared to comparable periods last year. The declines were present in both worldwide photochemical sales and the domestic, medical imaging business. Worldwide slowdown in picture taking, coupled with recessionary pressures in many of the economies in which the segment operates (U.S., Japan, Italy, etc.), has hampered growth initiatives. In addition, healthcare cost pressures, as well as intensified competition in the Medical Imaging arena and the impact of digital imaging, have made business conditions difficult.

Consolidated gross margins (net sales less cost of sales expressed as a percentage of net sales) were 44.8% for this quarter versus 44.7% for the year ended March 31, 2002, and 43.4% for the same quarter last year. Gross margins in the Fuller Brands segment were 49.9%, 49.3%, and 46.2% respectively, for the quarter ended September 30, 2002, the year ended March 31, 2002, and the quarter ended September 30, 2001. Improvements in gross margins were a function of product mix being sold. Fuller's QVC business resulted in higher gross margins, coupled with higher selling and marketing costs, while CTG blended margins have risen, due to less volume of competitively priced national accounts' business. Gross margins in the Imaging segment were 37.0%, 38.1%, and 39.3%, respectively, for the quarter ended September 30, 2002, the year ended March 31, 2002, and the quarter ended September 30, 2001. Worldwide economic slowdowns have made for an extremely competitive marketplace in both the photochemical and healthcare imaging marketplace, causing pressures on pricing. It appears that margins will continue to be in the 36%--37% range for the remainder of the fiscal year.

Consolidated selling, administrative, and engineering costs this quarter were 39.7% of net sales, versus 38.9% for the year ended March 31, 2002, versus 35.8% for the same quarter last year. For the Fuller Brands segment, selling, administrative, and engineering expenses for this quarter were 41.9% of net sales, as compared to 43.7% and 39.5%, respectively, for the year ended March 31, 2002 and the same quarter last year. While the quarter's percentage was lower than the entire, last fiscal year, it still is higher than the comparable quarter. The segment's strategy remains to continue to invest in various sales and marketing initiatives to gain increased business, once the domestic economy rebounds. In the Imaging segment, selling, administrative, and engineering costs for the quarter ended September 30, 2002 were 35.2% of net sales, as compared to 32.9% and 30.7% for the year ended March 31, 2002 and the quarter ended September 30, 2001. This increase was partially caused by a $.04 per diluted share charge the Company took in the second quarter related to a past due distributor receivable at the Company's Asian subsidiary (see foreign operations discussion below). This expense increased selling, general, and administrative expenses, as a percentage of net sales for the Imaging Segment and the Company by 2.0% and .8%, respectively. Expense levels, in light of currently depressed revenue levels, are currently being reviewed in the Imaging segment to determine if selling, general, and administrative expenses need to be reduced due to the expected, prolonged, U.S. economic slowdown in the photographic and medical imaging businesses.

Net interest expense for the quarter and six months ended September 30, 2002 decreased, as compared to the second quarter and six months ended in fiscal 2002, primarily due to lower debt levels.

The provision for income taxes, as a percentage of pretax income, was 40.9% for the quarter ended September 30, 2002 as compared to 34.7% for the year ended March 31, 2002, as compared to 36.1% for the quarter ended September 30, 2001. The significant change was primarily attributed to CPAC Asia's $0.04 per diluted share increase to its allowance for doubtful accounts reserve. Since CPAC Asia continues to operate under a seven-year tax holiday in Thailand, the increase to the doubtful accounts reserve did not attract tax benefit in this jurisdiction, therefore, increasing the Company's overall effective tax rate. It is expected that the effective rate in future quarters will decline below 40%, absent any other unusual expenses or events.

Net income for the quarter ended September 30, 2002, as compared to the proforma net income for the corresponding quarter last year, declined $624,499 or 54%. Income before the cumulative effect of a change in accounting principle for the six months ended September 30, 2002, as compared to the proforma net income for the corresponding six months last year, declined $680,711 or 35.6%. The significant decline in sales in both segments, coupled with the CPAC Asia charge, contributed to these declines.

Foreign Operations

During the second quarter, CPAC Asia increased its allowance for doubtful accounts by approximately $242,000, due to financial difficulties experienced by one of its major distributors in Japan. This equated to a charge, net of minority interest impact, of approximately $.04 a diluted share recognized during the quarter.

Combined net sales for the Company's operations in Belgium, Italy, South Africa, and Thailand for the second quarter, as compared to the comparable quarter last year, had a net decline of 2.5%. Declines in both Asia and Italy were somewhat offset by revenue gains in Belgium, as a result of the Company's relationship with TURA AG (the German distributorship in which the Company has a 19% ownership interest). Combined net sales for the first six months of fiscal 2003, as compared to the corresponding period last year, increased 2.2%, again led by Belgian increases largely offsetting Italian sales decreases.

Combined pretax profits for the second quarter, as compared to the comparable period last year, exclusive of the CPAC Asia doubtful accounts provision, declined by almost 42%. One of the reasons for the decline was CPAC Italia, where due to start-up expenses related to its facility relocation and the current worldwide economic slowdown, pretax profits declined approximately $126,000. Combined pretax profits for the first six months in fiscal 2003, as compared to last year's first six months, exclusive of the CPAC Asia doubtful accounts provision, declined 30%, again led by CPAC Italia. Due to continued weakness in the worldwide photographic imaging markets, sales and pretax profits are not expected to increase substantially, as compared to last year, for the remainder of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Six Months Ended September,
	2002	2001
Cash provided by (used in):
Operating activities	$ 1,865	$ 2,641
Investing activities	(1,000)	(589)
Financing activities	(1,054)	(2,909)
Currency impact on cash	6	(3)
Net increase (decrease) in cash and cash equivalents	$ (183)	$ (860)

Net cash provided by (used in) operating activities

Consolidated net cash provided by operating activities decreased for the six months ended September 30, 2002, versus the comparable period last year, due partially to lower net income (exclusive of the cumulative effect accounting change) and lower non-cash items such as depreciation and amortization expenses.

Net cash provided by (used in) investing activities

Consolidated net cash used in investing activities increased for the six months ended September 30, 2002, versus the comparable period last year, due primarily to increased capital expenditures at CPAC Italia's new, leased manufacturing facility.

Net cash provided by (used in) financing activities

Consolidated cash used in financing activities decreased for the six months ended September 30, 2002, versus the comparable period last year due to a reduction in common stock repurchased.

The following table presents working capital information at September 30, 2002, March 31, 2002 and September 30, 2001:

	September 30, 2002	March 31, 2002	September 30, 2001
Working capital (in thousands)	$ 31,608	$ 30,402	$ 31,755
Working capital ratio	3.94 to 1	3.80 to 1	3.77 to 1
Receivable days outstanding	50.5 days	51.4 days	52.4 days
Annual inventory turns	3.0 times	3.1 times	3.2 times

In the second quarter, the Company finalized its line of credit agreement with Bank of America, which extended its maturity date until October 31, 2004. The agreement provides for a $20,000,000 maximum borrowing capacity, interest at LIBOR plus 1.25% to 2% based on a ratio of funded debt to EBITDA parameters and various financial covenants to be met. The Company was in compliance with all covenants as of September 30, 2002. The Agreement also contains a $6.2 million letter of credit facility, which the Company uses to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company's majority owned subsidiary, CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $481,000 based on the second-quarter conversion rate in Thailand). Interest is payable at prime (prime rate in Thailand was 5% at the end of the second quarter) with the line collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. At September 30, 2002, CPAC Asia Imaging Products Limited had reduced the line of credit borrowings to zero.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of September 30, 2002. It is expected that additional financing may be necessary to allow the Company to pursue additional acquisitions.

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

The Future Factors that may affect the operations, performance and results of the Company's business include the following:

a.	general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations;
b.	the level of competition and consolidation within the commercial cleaning supply industry;
c.	the impact of Kmart Corporation's Chapter 11 filings and the nature of its future reorganization on Cleaning Technologies Group's business;
d.	the effect of changes in the distribution channels for Fuller Brands;
e.	the level of demand for the Company's Imaging products and the impact of digital imaging;
f.	the ability to increase volume through the Great Bend manufacturing plant to absorb fixed overhead;

g.

the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with which they transact business;

h.	changes in business, political and economic conditions, and the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action;
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

Item 4.     CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal control or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings. None
Item 2.	Changes in Securities and Use of Proceeds. None
Item 3.	Defaults Upon Senior Securities. None
Item 4.	Submission of Matters to a Vote of Security Holders

1.  The Annual Meeting of the Shareholders of the Registrant was held on August 7, 2002. At such Annual Meeting, the following individuals were elected as Directors of the Registrant, to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:

Number of Votes:
	Thomas N. Hendrickson Robert Oppenheimer Seldon T. James, Jr. Thomas J. Weldgen Jerold L. Zimmerman, Ph.D.	For 4,356,675 4,361,291 4,326,204 4,308,667 4,324,648	Against 52,703 48,087 83,174 100,711 84,730

2.  In addition, at such Annual Meeting, the Shareholders:

     (a)  ratified the appointment of PricewaterhouseCoopers LLP by the Board of Directors, as independent auditors of the Registrant for the fiscal year ending March 31, 2003, with votes cast as follows:

For 4,370,098		Against 34,746	Abstain 4,534

Item 5.	Other Information. None
Item 6.	Exhibits and Reports on Form 8-K.

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
(4) Instruments defining the rights of security holders, including indentures
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, filed as Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1998, and further amended by Agreement dated April 27, 2000 filed as Exhibit 4.1 to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, filed as Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2002

4.2	Bank Letter of Commitment dated May 24, 2002, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2002
(10) Material contracts
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 14, 1997, November 24, 1998, September 24, 1999, September 29, 2000, September 7, 2001 and November 8, 2002

10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001

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
(24) Power of attorney -- Not applicable
(27) Financial data schedule -- Not applicable
(99) Additional exhibits
99.1	CPAC, Inc.'s Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CPAC, Inc.'s Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b. Reports Filed on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPAC, INC.
(Registrant)

Date November 12, 2002	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date November 12, 2002	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date November 12, 2002	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

CERTIFICATIONS

I, Thomas N. Hendrickson, Chief Executive Officer of CPAC, Inc. hereby certify that:

1.     I have reviewed this quarterly report on Form 10-Q of CPAC, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequently to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Thomas N. Hendrickson Thomas N. Hendrickson Chief Executive Officer

I, Thomas J. Weldgen, Chief Financial Officer of CPAC, Inc. hereby certify that:

1.     I have reviewed this quarterly report on Form 10-Q of CPAC, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequently to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Thomas J. Weldgen Thomas J. Weldgen Chief Financial Officer

EXHIBIT INDEX

Exhibit			Page
2.	Plan of acquisition, regarding organization, arrangement, liquidation, or succession		N/A
3.	Articles of incorporation, By-laws
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
4.	Instruments defining the rights of security holders, including indentures
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, filed as Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1998, and further amended by Agreement dated April 27, 2000 filed as Exhibit 4.1 to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, filed as Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2002

21
	4.2	Bank Letter of Commitment dated May 24, 2002, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2002	N/A
10.	Material contracts
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

N/A
10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

N/A
10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 14, 1997, November 24, 1998, September 24, 1999, September 29, 2000, September 7, 2001 and November 8, 2002

N/A
10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
11.	Statement regarding computation of per share earnings (loss)		N/A
15.	Letter regarding unaudited interim financial information		N/A
18.	Letter regarding change in accounting principles		N/A
19.	Report furnished to security holders		N/A
22.	Published report regarding matters submitted to vote of security holders		N/A
23.	Consents of experts and counsel		N/A
24.	Power of attorney		N/A
27.	Financial data schedule		N/A
99.	Additional exhibits
	99.1	CPAC, Inc.'s Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	89
	99.2	CPAC, Inc.'s Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	90