Form 10-Q
period 2002-12-31
CPAC INC
filed 2003-02-13
CIK 351717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

          Yes [ X ]          No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at December 31, 2002
Common Stock, $.01 par value	4,995,899

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
961,788

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets - December 31, 2002 (Unaudited), and March 31, 2002	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- Nine Months Ended December 31, 2002, and December 31, 2001 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- Three Months Ended December 31, 2002, and December 31, 2001 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Nine Months Ended December 31, 2002, and December 31, 2001 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	15
Item 2.	Changes in Securities and Use of Proceeds.	15
Item 3.	Defaults Upon Senior Securities.	15
Item 4.	Submission of Matters to a Vote of Security Holders.	15
Item 5.	Other Information.	15
Item 6.	Exhibits and Reports on Form 8-K.	15
	SIGNATURE PAGE	17
	CERTIFICATIONS	18
	EXHIBIT INDEX	20

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002 (Unaudited)	March 31, 2002 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 8,448,955	$ 7,991,834
Accounts receivable (net of allowance for doubtful accounts of $1,338,000 and $868,000, respectively)	11,504,827	13,217,923
Inventory, net	18,384,430	17,555,303
Prepaid expenses and other current assets	1,476,776	1,208,274
Deferred tax assets, current	1,057,790	1,251,000
Total current assets	40,872,778	41,224,334
Property, plant and equipment, net	17,191,882	17,690,540
Goodwill	192,426	10,661,677
Other intangible assets (net of amortization of $1,591,292 and $1,299,166, respectively)	1,131,206	1,436,943
Deferred tax assets, long-term	2,649,691	190,000
Other assets	4,716,131	4,931,782
	$ 66,754,114	$ 76,135,276

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 652,854	$ 1,061,175
Accounts payable	4,467,322	4,758,153
Accrued payroll and related expenses	1,611,411	1,679,952
Accrued income taxes payable	24,708	621,575
Other accrued expenses and liabilities	2,400,634	2,701,767
Total current liabilities	9,156,929	10,822,622
Long-term debt, net of current portion	7,354,177	7,404,721
Other long-term liabilities	3,967,594	5,875,703
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,081,206 and 5,208,806 shares	50,812	52,088
Additional paid-in capital	9,862,773	10,538,823
Retained earnings	38,151,032	43,774,842
Accumulated other comprehensive income	(1,199,015)	(1,743,335)
	46,865,602	52,622,418
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	46,275,414	52,032,230
	$ 66,754,114	$ 76,135,276

Note: The balance sheet at March 31, 2002 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED

DECEMBER 31, 2002 AND DECEMBER 31, 2001

UNAUDITED

	2002	2001
Net sales	$ 72,093,980	$ 73,680,202
Costs and expenses:
Cost of sales	39,500,351	40,582,112
Selling, administrative and engineering expenses	28,962,679	28,310,696
Research and development expense	500,838	470,125
Interest expense, net	399,412	399,520
	69,363,280	69,762,453
Income before income taxes and cumulative effect of change in accounting principle	2,730,700	3,917,749
Provision for income tax expense	997,000	1,407,000
Income before cumulative effect of change in accounting principle	1,733,700	2,510,749
Cumulative effect of change in accounting principle, net	(6,281,251)
Net income (loss)	$ (4,547,551)	$ 2,510,749
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ 0.34	$ 0.48
Cumulative effect of change in accounting principle, net	$ (1.23)	$
Basic net income (loss) per share	$ (0.89)	$ 0.48
Diluted:
Before cumulative effect of change in accounting principle	$ 0.34	$ 0.48
Cumulative effect of change in accounting principle, net	$ (1.23)	$
Diluted net income (loss) per share	$ (0.89)	$ 0.48
Average common shares outstanding:
Basic	5,100,718	5,226,228
Diluted	5,111,726	5,238,901
Comprehensive income (loss):
Net income (loss)	$ (4,547,551)	$ 2,510,749
Other comprehensive income (loss)	544,320	(273,633)
Comprehensive income (loss)	$ (4,003,231)	$ 2,237,116

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED

DECEMBER 31, 2002 AND DECEMBER 31, 2001

UNAUDITED

	2002	2001
Net sales	$ 23,685,856	$ 23,144,135
Costs and expenses:
Cost of sales	12,989,219	12,448,030
Selling, administrative and engineering expenses	9,646,860	9,304,377
Research and development expense	148,878	164,209
Interest expense, net	138,628	119,910
	22,923,585	22,036,526
Income before income taxes and cumulative effect of change in accounting principle	762,271	1,107,609
Provision for income tax expense	262,000	382,000
Income before cumulative effect of change in accounting principle	500,271	725,609
Cumulative effect of change in accounting principle, net
Net income	$ 500,271	$ 725,609
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ 0.10	$ 0.14
Cumulative effect of change in accounting principle, net	$	$
Basic net income per share	$ 0.10	$ 0.14
Diluted:
Before cumulative effect of change in accounting principle	$ 0.10	$ 0.14
Cumulative effect of change in accounting principle, net	$	$
Diluted net income per share	$ 0.10	$ 0.14
Average common shares outstanding:
Basic	5,057,297	5,139,722
Diluted	5,059,045	5,152,800
Comprehensive income (loss):
Net income	$ 500,271	$ 725,609
Other comprehensive income (loss)	(117,419)	351,278
Comprehensive income (loss)	$ 382,852	$ 1,076,887

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

DECEMBER 31, 2002 AND DECEMBER 31, 2001

UNAUDITED

	2002	2001
Cash flows from operating activities:
Net income (loss)	$ (4,547,551)	$ 2,510,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,858,897	2,149,109
Amortization of intangible assets	122,635	474,958
Cumulative effect of accounting change	6,281,251
Changes in assets and liabilities:
Accounts receivable	1,791,647	2,470,608
Inventory	(703,604)	(1,766,596)
Accounts payable	(260,330)	(432,258)
Accrued expenses and liabilities	(654,406)	503,049
Other changes, net	(91,074)	(379,812)
Total adjustments	8,345,016	3,019,058
Net cash provided by operating activities	3,797,465	5,529,807
Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(1,242,858)	(897,605)
Net cash used in investing activities	(1,242,858)	(897,605)
Cash flows from financing activities:
Common stock repurchase	(677,326)	(1,836,267)
Repayment of long-term borrowings	(350,622)	(541,484)
Payment of cash dividends	(1,076,259)	(1,095,944)
Net cash used in financing activities	(2,104,207)	(3,473,695)
Effect of exchange rate changes on cash	6,721	(2,311)
Net increase in cash and cash equivalents	457,121	1,156,196
Cash and cash equivalents -- beginning of period	7,991,834	8,859,885
Cash and cash equivalents -- end of period	$ 8,448,955	$ 10,016,081

The accompanying notes are an integral part of the financial statements.

1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income (loss), and the consolidated statements of cash flows for the interim periods presented have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented (which include only normal recurring adjustments), have been made.

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

2 -- INVENTORY

Inventory is summarized as follows:

	December 31, 2002	March 31, 2002
Raw materials and purchased parts	$ 7,577,299	$ 7,012,149
Work-in-process	1,075,589	905,305
Finished goods	9,731,542	9,637,849
	$ 18,384,430	$ 17,555,303

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Basic weighted average number of shares outstanding	5,057,297	5,139,722	5,100,718	5,226,228
Effect of dilutive stock options	1,748	13,078	11,008	12,673
Dilutive shares outstanding	5,059,045	5,152,800	5,111,726	5,238,901

Unexercised stock options to purchase 916,417 and 1,005,311 shares of the Company's common stock as of December 31, 2002 and 2001, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2002, are still outstanding at the end of the period.

4 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

5 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands segment and the CPAC Global Imaging Group (Imaging) segment. Information concerning the Company's business segments' net sales and income before income taxes and cumulative effect of change in accounting principle for the quarters and nine months ended December 31, 2002 and 2001 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net sales to customers:
Fuller Brands	$ 13,422,120	$ 12,951,874	$ 42,739,333	$ 43,146,430
Imaging	10,263,736	10,192,261	29,354,647	30,533,772
Total net sales to customers	$ 23,685,856	$ 23,144,135	$ 72,093,980	$ 73,680,202
Operating income:
Fuller Brands	$ 406,187	$ 751,901	$ 2,322,454	$ 2,656,304
Imaging	538,349	533,344	978,542	1,770,641
	944,536	1,285,245	3,300,996	4,426,945
Corporate income (loss)	(43,637)	(57,726)	(170,884)	(109,676)
Interest expense, net	(138,628)	(119,910)	(399,412)	(399,520)
Income before income taxes and cumulative effect of change in accounting principle	$ 762,271	$ 1,107,609	$ 2,730,700	$ 3,917,749

Sales between segments are not material.

Information concerning the Company's business segments' identifiable assets at December 31, 2002 and March 31, 2002 are as follows:

	December 31, 2002	March 31, 2002
Identifiable assets:
Fuller Brands	$ 39,515,174	$ 49,071,973
Imaging	14,885,858	18,356,404
Total identifiable assets of the segment	54,401,032	67,428,377
General Corporate assets	12,353,082	8,706,899
	$ 66,754,114	$ 76,135,276

General Corporate assets include short-term investments held for future use amounting to $6,671,425 and $4,974,251 at December 31, 2002 and March 31, 2002, respectively.

6 -- ADOPTION OF SFAS NO. 142

On April 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The pronouncement required an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. In connection with adoption of SFAS No. 142, the Company completed in the first quarter of fiscal 2003 the impairment test for goodwill. To determine potential impairment, fair value of the applicable business units was determined by computing the present value of expected future cash flows. The effect was to reduce the carrying value of goodwill by approximately $6.3 million, net of income tax benefit of $4.2 million, or $1.23 per diluted share. The impairment adjustment was related to the Fuller Brand's Cleaning Technologies Group (CTG) operation, acquired in fiscal 1998, and was a result of a combination of factors, including operating performance, as well as new measurement techniques and methodologies as prescribed by SFAS No. 142. The adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statements of operations and comprehensive income for the nine months ended December 31, 2002. The income tax benefit realized, netted with the previously recognized deferred tax credit, resulted in the recording of a long-term deferred tax asset upon adoption. This asset has been grouped with other long-term deferred tax assets on the Company's consolidated balance sheet.

7 -- GOODWILL AND AMORTIZABLE INTANGIBLES

A summary of changes in the Company's goodwill during the nine months ended December 31, 2002, by segment is as follows (in thousands):

	March 31, 2002	Impairment		December 31, 2002
Fuller Brands	$ 10,469	$ (10,469	) (a)	$
Imaging	193			193
Total	$ 10,662	$ (10,469)		$ 193
(a) Actual impairment charge recorded was $6,281, net of tax benefit of $4,188.

The following table presents prior year earnings and earnings per share as if the non-amortization provisions of SFAS No. 142 had been applied in the prior year:

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Reported net income	$ 500,271	$ 725,609	$ (4,547,551)	$ 2,510,749
Addback goodwill amortization, net of tax		56,000		180,000
Addback cumulative effect of change in accounting principle, net			6,281,251
Adjusted net income	$ 500,271	$ 781,609	$ 1,733,700	$ 2,690,749

Basic earnings per common share before cumulative effect of change in accounting principle:
Reported basic earnings per common share	$ 0.10	$ 0.14	$ (0.89)	$ 0.48
Addback goodwill amortization, net of tax		0.01		0.03
Addback cumulative effect of change in accounting principle, net			1.23
Adjusted basic earnings per common share	$ 0.10	$ 0.15	$ 0.34	$ 0.51

Diluted earnings per common share before cumulative effect of change in accounting principle:
Reported diluted earnings per common share	$ 0.10	$ 0.14	$ (0.89)	$ 0.48
Addback goodwill amortization, net of tax		0.01		0.03
Addback cumulative effect of change in accounting principle, net			1.23
Adjusted diluted earnings per common share	$ 0.10	$ 0.15	$ 0.34	$ 0.51

Reported comprehensive income (loss)	$ 382,852	$ 1,076,887	$ (4,003,231)	$ 2,237,116
Addback goodwill amortization, net of tax		56,000		180,000
Addback cumulative effect of change in accounting principle, net			6,281,251
Adjusted comprehensive income (loss)	$ 382,852	$ 1,132,887	$ 2,278,020	$ 2,417,116

At December 31, 2002 and March 31, 2002, amortizable intangibles consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The cost pertaining to this intangible at December 31, 2002 and March 31, 2002 was $2,250,000, while accumulated amortization at December 31, 2002 and March 31, 2002 were $1,162,500 and 1,050,000, respectively.

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

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and requires companies to recognize a liability for costs associated with an exit or disposal activity when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan (as required under EITF No. 94-3). The pronouncement, effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application allowed, did not impact the Company's reported results of operations and financial position for the nine months ended December 31, 2002. It is possible that future expense reduction efforts may be necessary, and if so, provisions of this pronouncement may apply to future results of operations and financial position of the Company.

In December 2002, SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB No. 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. It also amends disclosure requirements of SFAS No. 123 requiring disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of this statement are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. At this time, the pronouncement is not expected to have any impact on the Company's reported results of operations and financial position as the Company continues to account for its stock compensation plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees".

In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the recognition and measurement provisions of FIN 45 to have a material effect on future interim or annual financial statements. The disclosure requirements are effective for the Company's interim statements for the nine months ended December 31, 2002. In that regard, the Company has the following significant guarantees:

            (a)  A standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

            (b)  A standby letter of credit issued by HSBC Bank is used by the Company to guarantee the Company's majority-owned subsidiary CPAC Asia Imaging Products Limited's 20 million baht line of credit (approximately $461,000 based on the third quarter conversion rate in Thailand). At December 31, 2002, the outstanding line of credit borrowings were zero.

            (c)  Standby letters of credit issued by HSBC Bank are used by the Company to guarantee the Company's majority-owned subsidiary CPAC Asia Imaging Products Limited's term note obligations. These obligations totaled approximately $1,099,000 at quarter end.

In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" was issued. The Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the Interpretation will have an impact on the Company's future reported results of operations and financial position.

9 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

10 -- RECLASSIFICATION

Certain March 31, 2002 financial statement and related footnote amounts have been reclassified to conform to the December 31, 2002 presentation.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company operates in two industry segments: the Fuller Brands segment, which is involved in developing, manufacturing, distributing, and marketing branded industrial and consumer cleaning and personal care products in North America and internationally, and the CPAC Global Imaging Group (Imaging) segment, which includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa, and Thailand. Sales between segments are not material.

The Company's financial results for the nine months ended December 31, 2002 reflect the adoption of SFAS No. 142 during the Company's first quarter of fiscal 2003. Adoption included the recording of a one-time, non-cash expense of $6,281,251, net of a tax benefit of $4,188,000, or $1.23 per diluted share. The adjustment related to the Fuller Brands segment's Cleaning Technologies Group (CTG) investment in fiscal 1998, whose goodwill was determined to be impaired, based on calculating the present value of future, discounted cash flows. CTG had been impacted by several factors, including continued, reduced operating performance, since it was acquired (see footnote 6).

The Company's net sales increased 2.3% for the quarter ended December 31, 2002, as compared to the comparable quarter last year, and decreased 2.2% for the nine months ended December 31, 2002, as compared to the nine months ended December 31, 2001. For the Fuller Brands segment, net sales increased 3.6% for the third quarter, as compared to the comparable quarter last year, but were off by .9% for the nine months ended December 31, 2002, as compared to the comparable period last year. The Fuller Brands segment increase for the quarter is a result of increased sales through the television shopping distribution channel by the Fuller Brush Company division and a slight rebound in the CTG commercial cleaning business in the quarter. Decreased sales in the Stanley Home Products division offset the increases in the quarter, as its revenues declined 9.3% and are off 6.3% for the year. CTG sales to Kmart declined approximately $500,000 for the nine months ended December 31, 2002, as compared to the comparable period last year, contributing to the overall .9% segment's sales decline for the nine month period. With the announcement by Kmart of additional store closings, sales levels for the CTG operation may be further impacted. In the Imaging segment, net sales increased .7% for the third quarter, as compared to the comparable quarter last year, but declined 3.9% for the nine months ended December 31, 2002, as compared to the comparable nine-month period last year. While the quarter's sales were modestly higher, continued softness in both the domestic and worldwide photographic industry, coupled with declines experienced in the domestic, medical imaging market, have made future growth prospects uncertain. The Company's domestic imaging operations, both medical and photographic, appear to be impacted by the increasing use of digital technology.

Consolidated gross margins were 45.2% for this quarter versus 44.7% for the year ended March 31, 2002, and 46.2% for the same quarter last year. Gross margins in the Fuller Brands segment were 50.8%, 49.3%, and 52.0% respectively, for the quarter ended December 31, 2002, the year ended March 31, 2002, and the quarter ended December 31, 2001. Improvement in gross margins over March 31, 2002 levels are a result of the increased television shopping business, which has higher gross margins (accompanied by higher selling and marketing costs), coupled with less volume of CTG's competitively priced national accounts' business. Declines from the comparable quarter last year reflect reduced Stanley Home Products sales, which similar to the television shopping business, have high gross margins, supported by higher sales and marketing costs. Gross margins in the Imaging segment were 37.7%, 38.1%, and 38.9% for the quarter ended December 31, 2002, the year ended March 31, 2002, and the quarter ended December 31, 2001. Continued worldwide, economic slowdowns and fluctuating currency prices against the U.S. dollar have made for extremely competitive business conditions, especially in the photographic markets, causing pressures on pricing. It does not appear that margins will improve appreciably for the remainder of the fiscal year.

Consolidated selling, administrative, and engineering costs this quarter were 40.7% of net sales, versus 38.9% for the year ended March 31, 2002, versus 40.2% for the same quarter last year. For the Fuller Brands segment, selling, administrative, and engineering expenses for the quarter were 47.0% of net sales, as compared to 43.7% and 45.2%. Part of the reason for the increase over prior periods is due to the growth of the television shopping business, which has higher sales and marketing costs. However, historic expense levels have been maintained as the Company continues to invest in various sales and marketing activities to position itself when the economy rebounds. In the Imaging segment, selling, administrative, and engineering costs for the quarter ended December 31, 2002 were 32.1% of net sales, as compared to 32.9% and 33.3% for the year ended March 31, 2002 and the quarter ended December 31, 2001, respectively. Due to slowdowns experienced in the segment's various markets, cost control measures were implemented to ensure expenses bear relation to reduced revenue levels. In January 2003, both segments began a process of reducing headcount in their operations, which will cause the Company to recognize a charge of approximately $0.02 cents a diluted share in the fourth quarter related to severance arrangements.

Net interest expense (interest expense less interest income) for the quarter ended December 31, 2002 increased, as compared to the third quarter ended in fiscal 2002. While interest expense declined approximately $10,000 during the quarter, as compared to last year's comparable quarter, interest income declined approximately $29,000 offsetting the interest expense savings. For the nine months ended December 31, 2002, as compared to the comparable period last year, net interest expense remained essentially unchanged, as interest expense declines of approximately $110,000, due to lower debt levels, were offset by interest income declines of approximately $109,800, as a result of reduced cash flow during the period.

The provision for income taxes, as a percentage of pretax income was 34.4% for the quarter ended December 31, 2002 as compared to 34.7% for the year ended March 31, 2002, as compared to 34.5% for the quarter ended December 31, 2001. This rate is reduced from the 40.9% level incurred in the quarter ended September 30, 2002. The unusually high consolidated, effective tax rate last quarter was primarily attributable to CPAC Asia's $0.04 per diluted share increase in its allowance for doubtful accounts reserve, which due to the Company's seven-year tax holiday in Thailand, provided no current tax benefit. It is expected that the tax provision for the fourth quarter and the resulting year will continue to be in the 34.5-36.5% range.

Net income for the quarter ended December 31, 2002, as compared to the proforma net income for the corresponding quarter last year, declined $281,338 or 36.0%. The proforma net income for the quarter ended December 31, 2001 of $781,609 includes an additional $56,000 of net income over the reported net income of $725,609 to reflect the non-amortization provisions of SFAS No. 142, if they had been applied last year (see note 7). Income before cumulative effect of a change in accounting principle for the nine months ended December 31, 2002 of $1,733,700, as compared to the proforma net income for the corresponding nine months last year, declined $957,049 or 35.6%. The proforma net income amount of $2,690,749 for the nine months ended December 31, 2001 includes an additional $180,000 of net income over the reported net income to reflect the non-amortization provisions of SFAS No. 142, if they had been applied last year (see note 7). Economic slowdowns being experienced in both segments have resulted in below budget revenue growth, resulting in decreased profitability for the Company.

Foreign Operations

Combined net sales for the Company's operations in Thailand, Africa, Belgium, and Italy for the third quarter, as compared to last year, had a net increase of 7.3%. Increases occurred at all locations with the exception of CPAC Italia whose net sales declined less than 2%. For the nine months ended December 31, 2002, as compared to the similar period last year, net sales increased 3.8% led by CPAC Asia and CPAC Europe's growth offsetting net sales decline at CPAC Italia.

As disclosed in the previous quarter's 10-Q filing, CPAC Asia increased its allowance for doubtful accounts reserve due to financial difficulties experienced by one of its major distributors in Japan. A $0.04 a diluted share charge was recorded in that quarter. CPAC Asia has continued to work with this distributor to find creative solutions to its cash flow difficulties. Despite increasing net sales to the distributor's end use customer, CPAC Asia continues to monitor the realizability of past due amounts, and increased the allowance by approximately $38,000. The Company believes that the remaining balance will be settled in the next three to six months.

Combined pretax profits for the third quarter, as compared to the comparable period last year, were down 28.9%. While net sales for the quarter had increased, lower margin sales, due to competition and economic conditions with moderately higher operating costs, caused the quarter's profit decline. For the nine months ended December 31, 2002, as compared to the similar period last year, pretax profits declined 44.9%, partly due to the CPAC Asia situation described above, as well as CPAC Italia's start up expenses in the first quarter related to its relocation to a new manufacturing facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Nine Months Ended December,
	2002	2001
Cash provided by (used in):
Operating activities	$ 3,797	$ 5,530
Investing activities	(1,243)	(898)
Financing activities	(2,104)	(3,474)
Currency impact on cash	7	(2)
Net increase in cash and cash equivalents	$ 457	$ 1,156

Net cash provided by operating activities

Consolidated net cash provided by operating activities decreased for the nine months ended December 31, 2002, versus the comparable period last year, due to lower sales and profits (exclusive of the cumulative effect accounting change). Other non-cash operating activities such as depreciation expense also decreased, as compared to the previous period, due primarily to the Fuller Brands segment, whose depreciation decline is a result of lower capital additions over the last several years, resulting in many fixed assets being fully depreciated. Amortization of intangible assets declined due to the adoption of SFAS No. 142 and the elimination of goodwill amortization.

Net cash used in investing activities

Consolidated net cash used in investing activities increased for the nine months ended December 31, 2002, versus the comparable period last year, due primarily to increased capital expenditures at CPAC Italia's new, leased manufacturing facility.

Net cash used in financing activities

Consolidated cash used in financing activities decreased for the nine months ended December 31, 2002, due to fewer shares repurchased at lower average prices under the Company's stock buy-back program in fiscal 2003, versus the comparable nine months last year. In addition, the first nine months of fiscal 2002 saw greater debt reduction internationally than the first nine months of fiscal 2003.

The following table presents working capital information at December 31, 2002, March 31, 2002 and December 31, 2001:

	December 31, 2002	March 31, 2002	December 31, 2001
Working capital (in thousands)	$ 31,716	$ 30,402	$ 32,629
Working capital ratio	4.46 to 1	3.80 to 1	3.90 to 1
Receivable days outstanding	47.2 days	51.4 days	48.9 days
Annual inventory turns	2.9 times	3.1 times	2.9 times

The Company has a line of credit agreement with Bank of America, which provides for a $20,000,000 maximum borrowing capacity, interest at LIBOR plus 1.25% to 2% based on a ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation, and amortization expense) parameters and various financial covenants to be met. The Agreement matures on October 31, 2004. The Company was in compliance with all covenants as of December 31, 2002. The Agreement also contains a $6.2 million letter of credit facility, which the Company uses to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company's majority owned subsidiary, CPAC Asia Imaging Products Limited, has a line of credit with an international bank of 20 million baht (approximately $461,000 based on the third-quarter conversion rate in Thailand). Interest is payable at prime (prime rate in Thailand was 5% at the end of the third quarter) with the line collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. At December 31, 2002, CPAC Asia Imaging Products Limited had reduced the line of credit borrowings to zero.

Management believes that its existing available lines of credit and cash flows from operations will be adequate to meet normal working capital needs, based on operations as of December 31, 2002.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in the Company's assessment of its sensitivity to interest rate or foreign currency risks since its disclosure in Item 7(a) of the Company's Form 10-K for the year ended March 31, 2002.

Item 4.     CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal control or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

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

CPAC, INC.
(Registrant)

Date February 13, 2003	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date February 13, 2003	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date February 13, 2003	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

CERTIFICATIONS

I, Thomas N. Hendrickson, Chief Executive Officer of CPAC, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of CPAC, Inc.;

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Thomas N. Hendrickson Thomas N. Hendrickson Chief Executive Officer

CERTIFICATIONS

I, Thomas J. Weldgen, Chief Financial Officer of CPAC, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10--Q of CPAC, Inc.;

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Thomas J. Weldgen Thomas J. Weldgen Chief Financial Officer

EXHIBIT INDEX

Exhibit			Page
2.	Plan of acquisition, regarding organization, arrangement, liquidation, or succession		N/A
3.	Articles of incorporation, By-laws
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

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
11.	Statement regarding computation of per share earnings (loss)		N/A
15.	Letter regarding unaudited interim financial information		N/A
18.	Letter regarding change in accounting principles		N/A
19.	Report furnished to security holders		N/A
22.	Published report regarding matters submitted to vote of security holders		N/A
23.	Consents of experts and counsel		N/A
24.	Power of attorney		N/A
27.	Financial data schedule		N/A
99.	Additional exhibits
	99.1	CPAC, Inc.'s Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21
	99.2	CPAC, Inc.'s Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22