Form 10-K
period 2003-03-31
CPAC INC
filed 2003-06-25
CIK 351717

OMB APPROVAL
OMB Number: 3235-0063
Expires: August 31, 2005
Estimated average burden hours per response: 1312.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes [ X ]          No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).           Yes [    ]          No [ X ]

The aggregate market value of the 2,410,171 shares of voting stock held by non-affiliates (persons other than officers, directors, and 5% shareholders) of the Registrant as of September 30, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, was $13,496,957, based on the closing price of $5.60 on the Nasdaq National Market as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Part III of this Form 10-K are incorporated herein by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders dated June 20, 2003.

CPAC, INC. TABLE OF CONTENTS

INDEX TO ITEMS INCORPORATED BY REFERENCE

PART III		Caption in Proxy Statement
Item 10.	Directors and Executive Officers of the Registrant.	Election of Directors: and Security Ownership of Certain Beneficial Owners and Management
Item 11.	Executive Compensation.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions.	Election of Directors; and Committee Reports
Item 15.	Principal Accountants Fees and Services.	Principal Accountants Fees and Services

PART I

Item 1.     BUSINESS.

OVERVIEW

CPAC, Inc. (pronounced C-pack) and its consolidated subsidiaries (herein referred to collectively as "CPAC" or "the Company," unless indicated otherwise) has two principal business Segments: Fuller Brands and CPAC Imaging. The Company's Fuller Brands Segment develops, manufactures, distributes, and markets branded and private-label consumer and commercial cleaning and personal care products in North America and internationally. The Segment called CPAC Imaging includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa and Thailand, which collectively sell into more than 100 other countries.

CPAC, INC.
Fuller Brands Segment
59% of CPAC Sales
CPAC Imaging Segment
41% of CPAC Sales
The Fuller Brush Company
Cleaning Technologies Group
Stanley Home Products
Four Domestic Business Units
Four International Business Units

CPAC was formed in 1969 as a New York Corporation under the name of Computerized Pollution Abatement Corporation. Its name was shortened to CPAC, Inc. in 1976. The principal executive offices of the Company are located at 2364 Leicester Road, Leicester, New York, 14481, telephone number 585-382-3223. Additional information is available on the Company's web site at (http://www.cpac.com).

Fuller Brands Segment

The Company's Fuller Brands Segment is comprised of three business units that are primarily focused on the development, manufacture, distribution, and marketing of approximately 2,700 branded and private-label products for consumer and commercial cleaning and personal care applications. These business units are The Fuller Brush Company, Inc., Great Bend, KS (acquired in 1994); Stanley Home Products, Agawam, MA (licensed in 1995); and Cleaning Technologies Group (CTG), Great Bend, KS (acquired in 1997).

The Segment's products include home and commercial cleaning products (all-purpose cleaners, degreasers, deodorizers, stain removers, laundry products); stick goods (brooms, brushes, mops); commercial floor care chemicals (finishes and waxes, strippers, sealers, maintainers); custom brush components for OEM applications; and personal care products (hair and skin care, fragrances, cosmetics, vitamins, nutritional supplements). The vast majority of Segment products are manufactured at its 600,000 sq. ft. facility in Great Bend, Kansas.

FULLER BRANDS -- CONSUMER

The Consumer component of the Fuller Brands Segment consists of products sold through The Fuller Brush Company and Stanley Home Products business units, which utilize the following channels: direct selling, catalogs, the Internet, retail outlet stores, direct marketing partners, television home shopping, and sweepstakes.

The consumer product lines of these two business units include (i) Home Care products for kitchen, laundry, bath, and general household cleaning, as well as brushes, brooms, and mops and (ii) Personal Care products such as hair and skin care products, fragrances, cosmetics, vitamins and nutritional supplements. The Fuller Brush Company and Stanley Home Products each hold more than 100 registered trademarks in the U.S. and elsewhere for their products.

While most of the Consumer cleaning products for Fuller and Stanley are developed and manufactured in the Great Bend facility, a number of cosmetic and skin care products for Stanley are imported.

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

Fuller Catalog/Internet

Both Fuller and Stanley publish full-color catalogs and fliers as a means of marketing their product lines, as well as to promote the direct selling business opportunity. Customers who are not assisted by a direct selling representative can order directly from the company by mailing, telephoning, e-mailing, or faxing an order directly to Customer Service. Additionally, both companies have e-commerce enabled web sites through which consumers can order products directly (www.fullerbrush.com and www.shponline.com).

Retail Outlet Stores

Fuller Brush operates eight Factory Retail Outlet Stores, six of which are located in outlet shopping centers in Kittery, Maine; Branson, Missouri; Myrtle Beach, South Carolina; Pigeon Forge, Tennessee; Kenosha, Wisconsin; and Hagerstown, Maryland; with additional stores located in a regional mall in Chesterfield, Missouri; and at the Fuller Brush plant in Great Bend, KS. All products bear the Fuller Brush brand and are sold at a discount. First quality consumer products comprise approximately 80% of stocked merchandise with the balance consisting of consumer and commercial overstocks, closeouts, and ''seconds". The Retail Outlet component of Fuller Brands' Consumer business provides a useful platform for delivering world famous Fuller quality goods to those consumers not covered by a local representative.

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

FULLER BRANDS -- COMMERCIAL

The Commercial business of the Fuller Brands Segment consists of products sold through The Fuller Brush Company and Cleaning Technologies Group. Commercial sales are broken out into the following three categories: Commercial Cleaning, Custom Products, and Export. The three key Commercial businesses address the needs of a wide array of customers, from retail food store sanitation products to customer designed industrial brushes.

Commercial Cleaning

Cleaning Technologies Group (CTG), the commercial cleaning business unit, manufactures, distributes, and sells sanitary maintenance supplies, professional cleaning products, and stick goods (brooms, brushes, mops). Products are sold through a national network of wholesale janitorial and paper distributors, manufacturers' representatives, and large buying groups that purchase and resell products to end-users such as grocery stores, offices, hotels, retail stores, hospitals, schools, and manufacturing plants. CTG also employs a national sales force of regional representatives to provide service to and manage the accounts of its distribution network. In addition, CTG exhibits its products at national trade shows.

CTG products are marketed under the Franklin Cleaning Technology®, Masury-Columbia®, Fuller Brush® Commercial and Brillo® brand names. In all, CTG has over 60 trademarks for general and specific commercial cleaning needs. With the exception of marketing, all of CTG's support functions are located at the Company's Great Bend facility.

Custom Products

The Custom Products business of The Fuller Brush Company designs, manufactures, and sells private-label chemicals and stick goods made to customers' specifications. It principally manufactures OEM brush components; however, it also produces a variety of chemicals, metal handles, and plastic parts. The Custom Products division principally serves the footwear, aviation, durable goods, and agriculture industries.

The company's plant in Kansas features state-of-the-art high-speed lines as well as unique equipment which is used to manufacture brushes and brush components designed for a specialty application.

Export

The Fuller Brush Company services a number of commercial customer accounts in Canada, Mexico, and other countries. It distributes via intermodal transport to Puerto Rico. Primary products exported are home and floor care chemicals and products.

COMPETITION

Fuller Brands

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

The majority of direct selling companies publish catalogs and/or fliers for representatives to leave behind after a sales call or home party; several allow consumers to order directly. Most well known direct selling companies also have an Internet presence.

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

COMMERCIAL BUSINESS

Fuller Brands' Commercial business develops, manufactures, and markets commercial cleaning and maintenance chemicals, and stick goods. The Fuller Brands Segment competes with regional, national, and global companies in each of the three industrial channels in which it operates: Commercial Cleaning, Custom Products, and Export.

Commercial Cleaning

Cleaning Technologies Group (CTG), the Fuller Brands Segment's commercial cleaning business unit, markets branded and private-label janitorial and maintenance products through a direct sales force as well as a national distributor network. CTG products are used primarily in offices, hotels, retail stores, hospitals, schools and other public buildings.

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

Custom Products

This component of Fuller Brands' Commercial business is involved in the manufacture and sale of private-label products made to customers' specifications. The primary products are brushes and brush components, although various chemicals, metal handles, and plastic parts are also produced on a contract basis.

  Custom brush competitors tend to be smaller, specialized private companies such as Felton Brush and America Brush Company. These competitors manufacture numerous types of industrial brush finished goods. At present, Fuller Brands specializes in strip and coil type brushes for commercial customers, but intends to grow this category.

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

Through its Imaging Segment, CPAC has an extensive manufacturing and distribution base in key international markets. As in the U.S., export customers demand the best value -- high quality at a competitive price. Fuller Brands' products meet these criteria.

The Company currently has an insignificant share of the global market for cleaning and personal care products, and so management believes a great opportunity exists.

CPAC Imaging Segment

The Company's CPAC Imaging Segment develops, manufactures, packages, distributes, and markets its extensive line of branded and private-label chemicals and equipment for Color Photographic, Health Care, and Graphic Arts applications.

The classes of products for CPAC Imaging include liquid chemicals for developing silver halide photographic film, photographic paper, radiographic and graphic arts film; chemical mixers for Health Care and Graphic Arts imaging; silver recovery and pollution control equipment and supplies; silver refining services; illuminators for viewing medical x-rays; dry-heat sterilizers used in dental practices; and dental evacuation (suction) units.

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

The Color Photographic Chemicals business includes the development, manufacture, packaging, distribution, marketing, and sales of branded and private-label processing chemicals used to develop photographic paper and film. These activities are carried out at Trebla Chemical Company and the four international Imaging business units.

Equipment is manufactured exclusively at CPAC Equipment Division, and involves the design, patent, fabrication, installation, and service of branded and private-label silver recovery and pollution control equipment, which helps photo processors achieve environmental compliance by collecting silver (a by-product of the traditional wet silver halide photographic process) for reclamation and subsequent refining.

Color Photographic products and services are marketed in more than 100 countries through a combination of wholesale distributors, manufacturers' sales representatives, and company sales personnel.

Products are manufactured under the Trebla®, SilvPAC®, and CPAC® brands, as well as under private-label agreements, and are sold wherever photographs are wet processed (using liquid chemicals), primarily independent and chain photo labs; one-hour processing locations, such as mass market retailers; photo labs at universities and law enforcement agencies; and photo processing wholesalers.

Products are marketed domestically and in Mexico and South America by PRS, Inc., the exclusive sales and marketing organization for CPAC's Color Photographic products, to a national network of photographic distributors and directly to end-users. For each of the International business units, a sales force markets to distributors and end-users. The distributors buy CPAC's products and then market and sell them to photo processors, retaining the difference between the purchase and selling prices as profit. Each manufacturing business unit employs a team of technical support personnel to provide service to the distribution network and end-users. In addition, CPAC's Color Photographic businesses advertise their products in trade publications and exhibit at national and international industry trade shows.

Color Photographic currently accounts for 54% of CPAC Imaging sales. Since its practice is to ship goods upon receipt of customer orders, Color Photographic does not generally have a material backlog of orders for its products.

In January 2002, CPAC Inc. purchased a 19% minority equity interest in TURA AG, a German manufacturer and supplier of photographic paper and film emulsion products and wide-format inkjet printing consumables. Through this expansion of an existing relationship, each company's core products are now sold through each other's respective distribution channels. In April 2003, CPAC, Inc. increased its minority equity investment in TURA AG to 40%.

Health Care

There are three principal areas in which CPAC's Health Care business operates: Chemicals, Equipment, and Refining Services.

The Health Care Chemicals business is involved with the development, manufacture, packaging, distribution, marketing, and sales of branded and private-label wet processing chemicals used to develop medical and dental x-ray film. Dental x-ray film was introduced to the line in FY '03. These activities are carried out at Allied Diagnostic Imaging Resources, Inc., as well as two international manufacturing plants.

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

Health Care products, sold under the Autex®, RediChem®, SilvPAC®, and CPAC® brands as well as under private-label agreements, are marketed to radiology, dental, and niche health care markets, and are used wherever x-ray film is wet processed. This includes radiology practices including mammography clinics; dental practices and clinics; hospitals; and, to a lesser extent, veterinary, chiropractic, and podiatry practices.

A national sales force markets products to health care products distributors, to group purchasing organizations (GPO's), and directly to end-users. These distributors and GPO's buy CPAC's Health Care products and then market and sell these products to health care providers, retaining the difference between the purchase and selling prices. Each manufacturing business unit also employs a team of technical support personnel to provide service to the distribution network and end-users. In addition, CPAC Imaging exhibits its products at national and international industry trade shows.

Health Care Imaging currently accounts for 38% of CPAC Imaging sales. Since its practice is to ship goods upon receipt of customer orders, Health Care does not generally have a material backlog of orders for its products.

Graphic Arts

CPAC's Graphic Arts business operates in two principal areas: Chemicals and Equipment.

The Graphic Arts Chemicals business is involved with the development, manufacture, packaging, distribution, marketing, and sales of branded and private-label wet processing chemicals used to develop prepress film and plates used in printing facilities. These activities are carried out at Allied Diagnostic Imaging Resources, Inc., as well as two international manufacturing plants.

Graphic Arts Equipment, both branded and private label, involves the design, patent, construction, installation, and service of silver recovery and pollution control equipment and chemical mixers for commercial and in-plant printers, and service bureaus. This equipment is manufactured exclusively at CPAC Equipment Division.

Graphic Arts products, sold under the Allied®, SilvPAC® and CPAC® brands as well as under private-label agreements, are marketed to commercial and in-plant printing markets and are used wherever film or plates are wet processed, primarily printers of newspapers, magazines, packaging, and labels, and service bureaus.

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

Graphic Arts Imaging currently accounts for 8% of CPAC Imaging sales. Since its practice is to ship goods upon receipt of customer orders, Graphic Arts does not generally have a material backlog of orders for its products.

COMPETITION

CPAC Imaging

Color Photographic

CPAC's Imaging Color Photographic business competes with regional, national and international Imaging companies. The CPAC Imaging Segment develops, manufactures, packages, markets and distributes liquid chemicals for developing silver halide photographic film and paper; silver recovery and pollution control equipment and supplies; and provides silver refining services. Through its relationship with TURA AG, photographic film and paper are also part of the product line.

Color Photographic products are used wherever photographs are wet processed, primarily independent and chain photo labs; one-hour processing locations such as mass market retailers; photo labs at universities and law enforcement agencies; and photo processing wholesalers.

The domestic and international markets for the Company's branded products are highly competitive. Competitors range in size from large, highly diversified companies to small, specialized producers. Direct competitors for Color Photographic chemicals include companies such as Eastman Kodak Company, Fuji Hunt Photographic Chemicals, and Champion Photochemistry Ltd. Direct competitors for silver recovery, silver refining services, and pollution control equipment include Academy Corp. and Hallmark Refining Corp.

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

HEALTH CARE

CPAC's Imaging Health Care business develops, manufactures, packages, markets and distributes liquid chemicals for developing silver halide radiographic film, chemical automixers; silver recovery and pollution control equipment and supplies; and provides silver refining services. Additional products include illuminators for viewing medical x-rays, dry-heat instrument sterilizers used in dental practices; and dental evacuation units.

Health Care Imaging products are used wherever x-ray film is wet processed or viewed, such as radiology labs and hospitals, and in dental practices where instrument sterilization and dental evacuation is required.

The markets for the Company's branded products are highly competitive. Direct competitors for Health Care chemicals include companies such as Eastman Kodak Company, Thatcher Company, White Mountain Imaging, and H.R. Simon and Company. White Mountain and Eastman Kodak Company compete with CPAC for market share of chemical automixers. Direct competitors for silver recovery and pollution control equipment include USI International, Inc. and Metafix. For silver refining services, CPAC Health Care Imaging competes directly with Hallmark Refining Corp. and Academy Corp. Competitors in x-ray illuminators are MAXANT and Wolf X-Ray Corporation. CPAC competes directly with Wayne Metal Products, Inc. and indirectly with Dentronix, Inc. for dry heat sterilizers. DentalEZ, Inc. is a competitor in dental evacuation units.

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

GRAPHIC ARTS

CPAC's Imaging Graphic Arts business develops, manufactures, packages, markets and distributes liquid chemicals for developing graphic arts film and printing plates; chemical automixers; silver recovery and pollution control equipment and supplies; and provides silver refining services.

Graphic Arts Imaging products are used in facilities such as commercial printers, service bureaus, in-plant printers, newspapers, magazines, packaging printers, and the like.

The markets for the Company's branded products are highly competitive. Direct competitors for Graphic Arts chemicals include companies such as Kodak Polychrome Graphics and Agfa-Gevaert Group. Konica Graphic Imaging USA and Fuji compete with CPAC for market share of chemical automixers. Direct competitors for silver recovery and pollution control equipment include X-Rite, Inc. and USI International, Inc. Graphic Arts processes that do not use silver halide film (computer-to-plate processes) require a different treatment of effluent for environmental compliance. CPAC believes its private-label equipment serves the majority of customers in this niche market. For silver refining services, CPAC Graphic Arts Imaging competes directly with Hallmark Refining Corp. and Academy Corp.

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

Employees

At March 31, 2003, the Company employed 576 people with 367 working in the Fuller Brands Segment, 191 in the CPAC Imaging Segment, and 18 assigned to the CPAC Corporate staff.

Effective May 1, 1986, the Company established a Profit Sharing and Retirement Plan under Section 401(k) of the Internal Revenue Code. This plan covers all eligible employees of CPAC, Inc. and its domestic subsidiaries. Subject to certain qualifications (employees must be over 21 years of age), the plan has the following features:

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

The Company has appointed Manning & Napier Advisors, Inc., Rochester, New York; as Investment Managers and First Tier Bank and Trust, Olean, New York; as Trustee of the plan.

Effective January 1, 2000 the Company adopted a non-qualified deferred compensation plan for certain key executives of the Company. Contributions to the plan consist of "excess" 401(k) deferrals and selected percentages of salaries and bonuses with a maximum individual deferral of $100,000 per year. No matching contribution by the Company is required. Compensation deferred will be invested by the Company in various investment grade "pooled accounts" on behalf of the participants.

Item 2.     PROPERTIES.

CPAC, Inc. owns the land and building in Leicester, New York, where the offices of the Corporate staff and manufacturing operations of the Equipment Division are housed. This plant is located on 4.2 acres and consists of a number of buildings, comprising a total of 30,330 sq. ft.

Allied's main plant and headquarters, located in Norcross, Georgia, are approximately 84,000 sq. ft. The facilities are leased until August 31, 2004. As announced on May 28, 2003, the Company will be consolidating its domestic manufacturing of imaging chemicals into its Norcross, Georgia, facility during fiscal 2004. This will involve moving the production of Trebla Chemical Company photochemicals from its 40,000 sq. ft. facility in St Louis, Missouri, to Allied's Norcross, Georgia, facility at which time it is anticipated that the Company will attempt to sell the Trebla facility. Trebla also maintains an adjacent 35,000 sq. ft. warehouse and office space for which utilization options are currently being explored. The Company is presently operating under a ten-year lease arrangement for this space, which commenced in October 2001, with a five-year termination clause.

CPAC Europe, N.V. owns approximately 5 acres of land in Industriepark Herentals (near Antwerp), Belgium. The building, which is 43,900 sq. ft., has a mortgage outstanding on the property.

After moving from its previously leased site in Milan, Italy, in March 2002, CPAC Italia leases 29,350 sq. ft. of office, warehousing, and industrial space in Gorgonzola, Italy. The lease on the present facility is for six years, with a six-year renewal option.

The Fuller Brush Company, Inc.'s 495,000 sq. ft. facility is located in Great Bend, Kansas. The single story building contains manufacturing, distribution, office facilities, and retail outlet store, and has access to both truck and rail transportation for shipping purposes. The facility was financed through an Industrial Revenue Bond, which is outstanding until 2009. Fuller Brush constructed a 105,000 sq. ft. North America Distribution Center (warehouse facility) on its property in Great Bend, Kansas, to accommodate Fuller's present inventory and to position Fuller Brush for future acquisitions and revenue growth. Fuller also leases seven third party retail outlet stores with two stores located in Missouri and one located in each of the following: Maine, Maryland, South Carolina, Tennessee, and Wisconsin. There is also an outlet store located at the Fuller Brush offices in Kansas.

Stanley Home Products division leases 6,800 sq. ft. of office space in Agawam, Massachusetts, under a five-year lease commitment, expiring in 2006.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal market on which the Registrant's Common Stock is being traded is the NASDAQ National Market System.

	Fiscal 2003				Fiscal 2002
	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q
Price per share:
High	$5.810	$5.801	$6.800	$7.700	$7.950	$7.390	$6.720	$6.900
Low	4.850	4.370	5.200	6.050	6.000	5.570	5.500	5.150

The source of such quotations is from the Nasdaq-Amex OnlineSM service. Such online quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

The approximate number of holders of record of the Common Stock of the Registrant as of March 31, 2003 is 1,610. This number includes only holders of record and beneficial holders who have disclosed that they are recordholders. Regular, quarterly dividends in the amount of $0.07 a share have been paid in both years, 2003 and 2002.

The following table provides information as of March 31, 2003 concerning compensation plans previously approved by security holders and not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)(2) (3)
Equity compensation plans approved by security holders(1)	961,788	$8.46	445,919
Equity compensation plans not approved by security holders	0	0	0
Totals	961,788	$8.46	445,919

(1)	Includes all options outstanding under the Executive Long-Term Stock Investment Plan, the 1991 Employees' Incentive Stock Option Plan, and the CPAC, Inc. Non-Employee Directors Stock Option Plan.
(2)

The CPAC, Inc. Non-Employee Directors Stock Option Plan allows annual, automatic grants for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the Annual Meeting of Shareholders, at a price equal to the fair market value at that date.

(3)	A total of 445,919 option shares are available for future grant under the Executive Long-Term Stock Investment Plan. There are no shares available for future grant under the 1991 Plan.

Item 6.     SELECTED FINANCIAL DATA.

	For the Years Ended March 31,
	2003(1)	2002	2001(2)	2000(2)	1999(2)
Net Sales	$ 95,290,340	$ 97,779,098	$104,544,036	$112,146,601	$115,390,753
Operating income(3)	3,723,831	5,007,481	8,045,535	9,486,963	10,258,028
Income before income tax expense	3,277,019	4,486,959	7,298,852	8,796,508	9,560,204
Income before cumulative effect of change in accounting principle	2,221,019	2,929,959	4,584,852	5,602,508	5,624,204
Net income (loss)	(4,060,232)	2,929,959	4,584,852	5,602,508	5,624,204
Net income (loss) per common share-basic:
Before cumulative effect of change in accounting principle	0.44	0.56	0.83	0.92	0.83
Cumulative effect of change in accounting principle, net(4)	(1.24)
Basic net income (loss) per share	(0.80)	0.56	0.83	0.92	0.83
Net income (loss) per common share-diluted:
Before cumulative effect of change in accounting principle	0.44	0.56	0.82	0.91	0.82
Cumulative effect of change in accounting principle, net(4)	(1.24)
Diluted net income (loss) per share	(0.80)	0.56	0.82	0.91	0.82
Total assets	68,390,290	75,958,895	77,221,170	76,808,296	76,901,667
Total long-term debt(5)	7,978,401	8,465,896	8,995,490	9,492,180	8,178,855
Cash dividends declared	1,426,080	1,454,697	1,558,331	1,609,169	875,569
Cash dividends per share(6)	0.28	0.28	0.28	0.26	0.13

(1)

In 2003 the Company adopted the non-amortization provisions of SFAS No. 142. As a result of the adoption, results for 2003 do not include certain amounts of amortization of goodwill that are included in the prior year's financial results. See Note 5 to the Company's consolidated financial statements for additional information.

(2)	In accordance with EITF 00-10, shipping and handling costs billed to customers have been reclassed to net sales, with no impact on operating or net income.
(3)	Income before interest expense (income) net and income tax expense.
(4)

Upon adoption of SFAS No. 142 in 2003, the Company recorded an impairment adjustment of $6,281,251, net of tax. See Note 5 to the Company's consolidated financial statements for additional information.

(5)	Includes current maturities.
(6)	On June 7, 2000 the regular quarterly cash dividend was increased from $0.065 to $0.07 a share.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

For purposes of financial reporting, the Company operates in two industry Segments: the Fuller Brands Segment, which is involved in developing, manufacturing, distributing, and marketing branded consumer and commercial cleaning and personal care products in North America and internationally, and the CPAC Imaging (Imaging) Segment, which includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa, and Thailand. The products of each Segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between Segments are not material.

Net Sales and Net Income

The Company's sales decreased 2.5% in 2003, as compared to 2002, and 6.5% in 2002 as compared to 2001.

For the Fuller Brands' Segment in 2003, net sales decreased 2% over 2002. The slowing of the Stanley Home Products division's business, whose net sales were down 10.7%, contributed to the decrease, as did Cleaning Technologies Group (CTG), whose net sales, despite operating in a difficult, price competitive environment, decreased only 1.3%. CTG continued to be impacted as a result of lower Kmart business due to additional Kmart store closings. The Fuller Brush division's net sales were up 3% largely due to the successful program initiated with the QVC television home shopping business, which provided the division with a new sales distribution outlet. In 2002, the Fuller Brands' Segment net sales decreased 5.7% over 2001. This was primarily due to the decrease in Cleaning Technologies Group sales of almost 15%, due to the effects of the September 11, 2001 terrorist attacks and the reduction in Kmart business. In 2002, Stanley Home Products' slight sales decreases were offset by sales increases in the traditional Fuller Brush business.

For the Imaging Segment in 2003, net sales decreased 3.3% over 2002. The decrease was partially caused by a 13.2% decrease in net sales in the Company's domestic medical imaging business. This part of the imaging business continues to be impacted by the presence of digital imaging, as well as continued competition within its distribution network. While the Company's domestic photochemical imaging business' net sales were down less than 1%, this business continues to be impacted by the slowdown in picture taking in the U.S., as well as price competition. The Segment's net sales performance was favorably impacted by the growth in its foreign imaging businesses (See Foreign Operations Section). In 2002, net sales for the Imaging Segment decreased 7.6% over 2001. This decrease was largely the result of sales decreases in the Segment's domestic photochemical, medical imaging, and equipment manufacturing operations, mitigated by combined sales increases in the Segment's international operations. The Company's domestic operations in 2002 continued to be impacted by the competition in the North American market, as well as the business slowdown experienced, as a result of the U.S. recession, and September 11, 2001 terrorist attacks.

The Company's income before the cumulative effect of a change in accounting principle for the year ended March 31, 2003, decreased 29.8% as compared to the proforma net income for 2002 of $3,161,959. The proforma net income for 2002 represents net income as if the non-amortization provisions of SFAS No. 142 had been applied in the prior year. Sales declines, the continuation of investments in sales and marketing programs, and the rebuilding of management teams in both Segments to position the Company when economic recovery begins, contributed to this decline. Proforma net income in 2002 decreased 34.4% over the proforma net income of $4,820,852 in 2001, as both Segments' profits declined. In the Fuller Brands Segment, Stanley Home Products and Cleaning Technologies Group operations had sharp declines in profits, due to sales shortfalls outlined above, as well as continued investment in sales and marketing programs to stimulate the business. The traditional Fuller Brush business helped to mitigate this decline with strong earnings from their contract consumer and catalog/Internet business. In the Imaging Segment, all business' profits declined, with the exception of the Segment's Asian operations, led by its North American photochemical operation.

The Company adopted SFAS No. 142 during the first quarter of 2003 and recorded a one-time, non-cash expense of $6,281,251, net of a tax benefit of 4,188,000, or $1.24 per diluted share. The adjustment related to the Fuller Brands Segment's Cleaning Technologies Group (CTG) investment in fiscal 1998, whose goodwill was determined to be impaired, based on calculating the present value of future cash flows. CTG had been impacted by several factors, including continued, reduced operating performance. (See Footnote 5 in the consolidated financial statements). The net loss after the cumulative effect adjustment was ($4,060,232) or ($0.80) a diluted share.

Foreign Operations

Combined net sales of the Company's foreign operations in Belgium, Italy, South Africa, and Thailand, after converting from local currencies to U.S. dollars, rose approximately $1,148,000 or 8.9% in 2003 over 2002. The increase was primarily attributable to CPAC Europe and CPAC Asia, whose sales increased on a U.S. dollar basis, 15% and 9%, respectively (10% and 6% on a local currency basis, respectively). CPAC Europe's increase was largely as a result of increased photochemical paper sales, due in part to the Company's relationship with TURA AG, which has provided new sales opportunities. As disclosed elsewhere, CPAC in 2002 acquired a 19% share ownership in this German distributor, and subsequent to March 31, 2003, increased its investment to 40%. CPAC Asia's increase in 2003 over 2002 continues the growth exhibited in the Asian marketplace. Increases in gross U.S. dollars, after the impact of currency translation to a U.S. dollar basis, for CPAC Italia and Africa were relatively minor. Combined net sales of the Company's foreign operations in Belgium, Italy, South Africa, and Thailand increased $450,000 or 3.8% in 2002 over 2001. This was primarily due to CPAC Asia whose net sales increased $900,000 over 2001 levels. Combined net sales of CPAC Europe, Italia, and Africa decreased, where currency declines against the U.S. dollar impacted their translated results.

Combined pretax profits for the Company's foreign operations in 2003, after converting from local currencies to U.S. dollars, declined approximately $193,000 or 16.8% over 2002. Expenses related to accounts receivable collection problems with distributor receivables at both CPAC Asia and CPAC Europe, resulted in an increase to the allowance for doubtful accounts in 2003 of approximately $365,000, net of minority interest. CPAC Asia's difficulties, disclosed in the second and third quarterly 10-Q filings, resulted from a Japanese distributor, whereas CPAC Europe's difficulties resulted in an increase to its allowance for doubtful accounts in the fourth quarter of approximately $0.01, primarily due to problems in Russia. CPAC Italia's start-up expenses in the first quarter, amounting to approximately $38,000 relating to its move to a new manufacturing facility also impacted the year to date results. However, CPAC Africa's results for 2003 helped mitigate the decline, as it experienced an approximate $153,000 increase in pretax profit, net of minority interest, its best performance since being acquired in 1997.

In 2002, pretax profits for the four combined entities declined almost 14% due to currency pressures in Italy and South Africa, as well as continued investment in sales and marketing initiatives to attempt to maintain or increase revenues.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At March 31, 2003 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

Gross Margins

Gross margins (net sales less cost of sales expressed as a percentage of net sales) were 45.0%, 44.7%, and 43.7% for the years ended March 31, 2003, 2002, and 2001, respectively.

Gross margins in the Fuller Brands Segment increased to 50.3% in 2003, from 49.3% and 48.3% in 2002 and 2001, respectively. Improvements reflected the impact of the television home shopping business, which has higher gross margins (accompanied by higher selling and marketing costs), coupled with less volume of CTG's competitively priced national accounts business. The increase in 2002 as compared to 2001 was a result of product mix sold. Gross margins in 2004 will continue to be under pressure, if the Stanley Home Products and CTG sales declines continue, due to unabsorbed overhead problems that would be encountered in the Segment's Great Bend, Kansas, manufacturing facility. Numerous sales initiatives to place volume through the facility, as well as cost control programs, are being implemented to continue to guard against margin erosion. Competitive bidding situations for gaining or maintaining business in all divisions, however, will make this a challenging situation for 2004.

Gross margins in the Imaging Segment were 37.5% in 2003, as compared to 38.1% and 37.2% in 2002 and 2001, respectively. Lower margins at the Company's domestic photochemical Imaging operation due to continued, reduced volume (See Imaging Restructuring disclosure for further description), coupled with slightly lower margins experienced by the Company's foreign locations, due to pricing pressures encountered during the worldwide economic slowdown, contributed to the 2003 versus 2002 decline. The increase in 2002 versus 2001 was a result of strong margin improvement in several of the foreign operations in the early part of the fiscal year, although the worldwide economic slowdown prevented this improvement from being sustained. The Company is hopeful that the Imaging Restructuring plan to be implemented during 2004 will help to reduce redundant costs from domestic underutilized facilities and, coupled with continued strong growth in Asia, will help to maintain gross margins at present levels.

Selling, Administration and Engineering Expenses

These expenses amounted to 40.5%, 38.9%, and 35.3% of net sales in 2003, 2002, and 2001, respectively.

In the Fuller Brands' Segment, 2003 selling, administrative, and engineering expenses were 44.4% versus 43.7% and 40.2% in 2002 and 2001, respectively. The increase in 2003 versus 2002 is partially a result of the increased sales through the television home shopping distribution channel, which has higher sales and marketing costs. In 2002 the increase over 2001 levels was a direct result of lower revenues, coupled with increased marketing and promotional expenses, in the Segment's Stanley Home Products to increase its direct selling business.

In the Imaging Segment, 2003 selling, administrative, and engineering expenses were 34.2% versus 32.9% and 28.9% in 2002 and 2001, respectively. The increase in 2003 over 2002 was partially a result of increasing foreign accounts receivable reserves, as well as flat expenses on decreasing revenues, in the Segment's domestic medical imaging operation. As described in the Imaging Restructuring disclosure, the Company is attempting to reduce duplicate operating costs, as a result of declining revenues in its domestic imaging operations and believes upon completion of the project, selling, administration and engineering expenses domestically, as a percentage of net sales, will be lower. The increase in 2002 over 2001 was largely caused by the continued decline in sales in the third and fourth quarter of 2002, without a corresponding reduction in spending.

Research and Development Expenses

Research and development expenses, as a percentage of sales have remained relatively consistent at approximately 0.7% of net sales for 2003 and 0.6% for 2002 and 2001, respectively. The level of expense reflects the Company's emphasis of focusing on improving existing products or developing complimentary products, based on customer needs. For 2004 the Fuller Brands Segment's focus will be on continuing to develop new products to enhance its growing television shopping business, stimulate recruitment efforts in its direct selling business, as well as continuing to enhance CTG's commercial cleaning product offerings to compete in the highly-competitive janitorial sanitation business. In the Imaging Segment, continued effort will be placed on developing easy-to-use prepackaged, chemical formulations and continuing to develop innovative wrap-around-programs, involving chemistry, paper, and equipment for use in domestic and overseas imaging markets. These efforts are not expected to increase research and development expenses, as a percentage of sales, significantly from prior periods.

Interest Expense

Net interest expense (interest expense less interest income) declined 14.2% in 2003 versus 2002, largely as a result of net debt reduction at the Company's foreign operations and continued lower debt interest rates both domestically and overseas. While cash and equivalents increased in 2003 versus 2002, lower interest rates on invested cash caused interest income to decline. Net interest expense declined 30.3% in 2002 versus 2001 caused by a combination of lower interest rates and debt reduction in 2002. The decline in interest income was less severe due to a strong cash balance early in 2002, offsetting declining interest rates.

Income taxes

The provision for income taxes on income before the cumulative effect of change in accounting principle was 32.2% in 2003, as compared to 34.7% and 37.2% in 2002 and 2001, respectively. The continued reduction in the Company's effective tax rate in 2003 resulted from a lower provision from its Italian operation, who received certain tax credits and benefits related to its facility relocation, as well as the utilization of net operating loss carryforwards at its African operation. Similar to 2002, the effective rate shows the benefits of the seven-year tax holiday existing for the Company's Asian subsidiary, as well as lower state taxes due to reduced domestic earnings. Since the Company continues to receive the tax holiday into fiscal 2007, CPAC Asia will continue to significantly impact the future effective rate, depending on its profitability. Although it is expected that the Italian operation's effective rate may increase in 2004 and state taxes may rise as domestic earnings increase, the Company should continue to experience tax benefits in Africa, which may help to mitigate the increase in the effective rate.

In conjunction with the SFAS No. 142 goodwill adjustment recognized by the Company in the first quarter of 2003 amounting to $10,469,251, a tax benefit of $4,188,000 was recorded. This deferred asset is expected to be realized over the next nine years, as the goodwill is deducted for income tax purposes.

Imaging Restructuring

On May 28, 2003 the Company announced that it was consolidating its domestic manufacturing of imaging chemicals into its Norcross, Georgia, facility and that it would be curtailing manufacturing at its St. Louis, Missouri, facility sometime during the second quarter of the fiscal year ending March 31, 2004. The physical move of manufacturing and related equipment is expected to begin in the second quarter and complete consolidation is expected early in the Company's fourth quarter. The majority of the 26 employees at its St. Louis facility will be given severance packages upon curtailment of operations. Severance and costs of relocating the manufacturing operation are estimated to total approximately $500,000 net of tax ($0.10 a diluted share) and will be recognized in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Years Ended March 31,
	2003	2002	2001
Cash provided by (used in):
Operating activities	$ 6,153	$ 6,620	$ 9,865
Investing activities	(1,662)	(3,569)	(1,399)
Financing activities	(2,635)	(3,916)	(4,040)
Currency impact on cash	19	(3)	(3)
Net increase (decrease) in cash and cash equivalents	$ 1,875	($ 868)	$ 4,423

Net cash provided by (used in) operating activities

Consolidated net cash provided by operating activities decreased in 2003 as compared to 2002 primarily due to lower income before cumulative effect of change in accounting principle, caused by lower Imaging Segment profits. Consolidated net cash provided by operating activities decreased in 2002, as compared to 2001, due primarily to the decline in net income in both Segments.

Net cash provided by (used in) investing activities

Consolidated net cash used in investing activities decreased in 2003 versus 2002, due to the Company's 19% equity investment in TURA AG in 2002. Property, plant and equipment additions in 2003 were relatively consistent with 2002 levels, with the largest expenditure related to CPAC Italia's move and improvements to their new manufacturing facility in Gorgonzola. Cash used in investing activities in 2004 will be impacted by the Company's first quarter additional 21% $1,300,000 investment in TURA AG. Consolidated net cash used in investing activities increased in 2002 over 2001, primarily due to the Company's initial 19% investment of $1,891,000 in TURA AG.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities decreased in 2003 over 2002. One of the contributors to the decrease was the reduction in common stock shares repurchased during the year, and reduced debt paydowns as a result of lower debt levels in 2003. In 2002 consolidated net cash used in financing activities decreased versus 2001, due to lower debt reduction payments ($235,000), lower dividends due to less shares outstanding ($104,000), offset by increased stock repurchases ($215,000) versus the prior year.

Working Capital Ratios

Working capital is the excess of current assets over current liabilities. The working capital ratio is calculated by dividing current assets by current liabilities.

For the Years Ended March 31,
	2003	2002	2001
Working capital (in thousands)	$31,954	$30,336	$31,503
Working capital ratio	4.28 to 1	3.82 to 1	3.73 to 1

In 2003 the Company continued to build working capital, despite lower sales and profits, due to tight cash controls, aggressive receivable collections, implementation of inventory reduction goals within the Fuller Brands Segment, and reduction in working capital borrowings at CPAC Asia, as a result of continued strong cash flow.

During fiscal 2002, despite the shortfall in sales and profits, the Company's Fuller Brands Segment continued to provide positive cash flow, allowing the consolidated Company to continue its stock repurchase programs, acquire capital assets where needed, and fund the Imaging Segment's investment in TURA AG.

During fiscal 2001, reductions in capital spending ($1.7 million) and reductions in stock repurchases ($4.2 million) helped to offset lower earnings ($1 million) and contributed to increased working capital and an improvement in the working capital ratio.

During June 2002, the Company renewed its existing line of credit agreement (Agreement), with a new two-year agreement, maturing on October 31, 2004. The Agreement continues the maximum borrowing capability of $20,000,000, with interest at LIBOR plus 1.25% to 2%, based on funded debt to EBITA parameters. It also requires meeting various financial covenants with which the Company was in compliance at March 31, 2003. The Agreement also contains a $6.2 million letter of credit facility, which the Company uses to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company's majority-owned subsidiary CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $464,000 based on the year-end conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 8.75% at March 31, 2003, with the line collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. CPAC Asia Imaging Products Limited had borrowings against the line of credit of $13,107 at March 31, 2003.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of March 31, 2003. It is expected that additional financing may be necessary to allow the Company to pursue additional acquisitions.

Asset Turnover Ratios

For the Years Ended March 31,
	2003	2002	2001
(1) Receivables-days outstanding	47.8 days	51.4 days	51.3 days
(2) Annual inventory turns	3.0 times	3.1 times	3.2 times

Receivable days outstanding improved in 2003 versus 2002, helped in part by improved collection efforts with the Fuller Brush Segment. Receivable days outstanding in 2002 remained consistent with 2001, despite the decline in sales.

Inventory turns decreased slightly in 2003, due to lower net sales than anticipated. Inventory turns decreased slightly in 2002 as compared to 2001, due to an increase in inventory levels over the last three to six months of fiscal 2002.

Profitability Ratios

Operating return on net sales is the result of dividing operating income by net sales. Net income on net sales is calculated by dividing net income by net sales. Net income to net worth is calculated by dividing net income by the amount of ending shareholders' equity.

For the Years Ended March 31,
	2003	2002	2001
Operating return on net sales	4%	5%	8%
Net income (loss) on net sales	(4%)	3%	4%
Net income to net worth	(9%)	6%	9%

The decrease in operating return on net sales in 2003 as compared to 2002, is largely a function of the Imaging Segment's reduced sales with flat operating costs, higher unallocated Corporate overhead, mitigated by an improvement in the Fuller Brands Segment operating income led by its entrée into the television home shopping business. The negative return on net income (loss) on net sales and net income (loss) to net worth for 2003 is a function of the $6.3 million cumulative effect of a change in accounting principle charge taken upon adoption of SFAS No. 142 in the Company's first quarter. The decrease in operating return on net sales, net income on net sales, and net income to net worth in 2002, as compared to 2001, is a result of the reduction in sales and earnings in both the Fuller Brands and Imaging Segments.

Leverage Ratios

Debt to debt-plus-equity is calculated by dividing all liabilities by the sum of all liabilities plus shareholders' equity. Total debt to equity is calculated by dividing all liabilities by the amount of shareholders' equity.

These ratios measure the extent to which the Company has been financed by debt and are an important measure to our lending institutions.

For the Years Ended March 31,
	2003	2002	2001
Debt to debt-plus-equity	32%	32%	32%
Total debt to equity	0.47 to 1	0.46 to 1	0.47 to 1

In 2003 debt to debt plus equity and debt to equity remained relatively constant versus 2002, despite the net loss incurred by the Company, as a result of the SFAS No. 142 adoption and related adjustment of $6.3 million, net of tax. Also helping to minimize the decline was the fact that total liabilities decreased, while equity decreases slowed due to the reduction of the Company's stock buyback program. The ratios remained relatively consistent in 2002 as compared to 2001, with continued debt paydown improving the debt to equity ratio.

Contractual Cash Obligations (amounts in thousands)

The following table summarizes information about the Company's consolidated contractual cash obligations and other commercial commitments (in thousands), as of March 31, 2003, and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

CPAC, Inc. Consolidated	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$ 7,978	$ 736	$ 726	$ 181	$ 6,335
Operating leases	4,185	1,245	1,447	818	675
Other long-term obligations	2,275	325	650	650	650
Total contractual cash obligations	$ 14,438	$ 2,306	$ 2,823	$ 1,649	$ 7,660

Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Unused credit facilities(1) (2)	$ 20,451	$ 0	$ 20,451	$ 0	$ 0
Standby letters of credit	160	0	160	0	0
Total commercial commitments	$ 20,611	$ 0	$ 20,611	$ 0	$ 0

(1)	As of March 31, 2003, the Company had no borrowings against its $20 million line of credit with its primary domestic lending institution.
(2)

As of March 31, 2003, the Company's majority owned subsidiary CPAC Asia Imaging Products Limited had borrowed approximately $13,000 against its $464,000 line of credit, leaving $451,000 of available borrowing capacity.

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

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements and notes to financial statements contain information that is pertinent to management's discussion and analysis of financial condition and results of operations. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates and assumptions.

CPAC, Inc. believes that the critical accounting policies and estimates discussed below involve additional management judgement due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue, and expense amounts.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned, based on terms of sale with the customer. This occurs primarily when the product has been shipped and legal title and all risks of ownership have been transferred, sales price is fixed and determinable, and collectibility is reasonably assured. The terms and arrangements vary by product categories, owing to the different nature of the customers, distribution channels, and products. The Company records estimated reductions to revenues for customer incentive programs offered including cash discounts, volume discounts, rebates, and specifically established customer product return programs. If market conditions were to change, the Company may take actions to expand these customer offerings, which may result in incremental reductions to revenue.

Allowance for Doubtful Accounts

The Company regularly reviews its customer accounts and records specific provisions for doubtful accounts to reduce the related receivable to the amount that is estimated to be collectible. The Company also records provisions for doubtful accounts based on a variety of factors including the Company's historical experience, current economic conditions, and other adverse industry or market trends. If circumstances related to specific customers were to change, the Company's estimates with respect to the collectibility of the related receivables could be further adjusted. The Company considers all available information in its quarterly assessments of the adequacy of the reserves for uncollectible accounts. The Company recorded an expense provision of $778,000, $259,000, and $117,000 to the consolidated statements of operations for the years ended March 31, 2003, 2002, and 2001, respectively.

Inventory Reserves

The Company values its inventory at the lower of cost or market. As part of this valuation, reserve provisions are made to reduce inventory carrying values based on estimates of what is excess, slow moving, or obsolete, or for inventory whose carrying value is in excess of net realizable value. These provisions are based on current assessments about future demands, market conditions, and related management initiatives. If in the future, the Company determines that market conditions and actual demands are less favorable than those projected; and, therefore, inventory is overvalued, the Company will be required to further reduce the carrying value of the inventory and record an expense at the time the determination is made. The Company recorded an expense provision of $253,000, $130,000 and $788,000, for excess, slow-moving, and obsolete inventory to the consolidated statements of operations for the years ended March 31, 2003, 2002, and 2001, respectively.

Valuation of Long-Lived Assets

The Company assesses the carrying value of its identifiable intangible assets, long-lived assets, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable, or in the case of goodwill, at least annually. Certain factors, which may occur and indicate that an impairment exists, include, but are not limited to, significant underperformance relative to actual historical or projected future operating results, significant changes in the manner of the company's use of the underlying assets, and significant adverse industry or market economic trends. In the event that the carrying value of assets are determined to be unrecoverable, the company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. Events or changes in circumstances could occur that may create underperformance relative to projected future cash flows, which could create future impairments. The Company's policy is consistent with current accounting guidance as prescribed by SFAS No. 142, "Goodwill and Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Impact of Inflation

For the last several years, inflation has not had a material adverse effect on the Company's costs. However, due to the competitive sales pressures in both the Fuller Brands and Imaging Segments, any inflation experienced, has generally not been able to be passed on to the customer. Programs stressing productivity improvements, as well as group purchasing efforts should continue to offset potential negative impacts of inflation in the near future.

Environmental Contingency

The Company expects to soon receive final acceptance from the state of Kansas for remediation work performed in the mid to late 1990's, connected with the Company's 1995 acquisition of the Fuller Brush Company, Inc. Remediation efforts for the last several years have consisted of minimal monitoring efforts. Management does not believe that the Company will incur any significant, future costs related to this project.

New Accounting Standards

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

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and requires companies to recognize a liability for costs associated with an exit or disposal activity when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan (as required under EITF No. 94-3). The pronouncement, effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application allowed, did not impact the Company's reported results of operations and financial position for the year ended March 31, 2003. As described under Imaging Restructuring, provisions of this pronouncement will apply to results of operations and financial position of the Company starting in 2004, related to the Company's consolidation of its domestic imaging manufacturing operations.

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

In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. At this time, the Company does not expect the recognition and measurement provisions of FIN 45 to have a material effect on future interim or annual financial statements. The disclosure requirements are effective for the Company's financial statements for the year ended March 31, 2003. In that regard, the Company has the following significant guarantees:

             (a)  A standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

             (b)  A standby letter of credit issued by HSBC Bank is used by the Company to guarantee the Company's majority-owned subsidiary CPAC Asia Imaging Products Limited's 20 million baht line of credit (approximately $464,000 based on the fourth quarter conversion rate in Thailand). At March 31, 2003, the outstanding line of credit borrowings were $13,107.

             (c)  Standby letters of credit issued by HSBC Bank are used by the Company to guarantee the Company's majority-owned subsidiary CPAC Asia Imaging Products Limited's term note obligations. These obligations totaled approximately $918,000 at year-end.

In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" was issued. The Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company does not believe the Interpretation will have an impact on the Company's future reported results of operations and financial position.

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

The Future Factors that may affect the operations, performance and results of the Company's business include the following:

a.	general economic and competitive conditions in the markets and countries in which the Company operates, and the risks inherent in international operations;
b.	the level of competition and consolidation within the commercial cleaning supply industry;
c.	the impact of Kmart Corporation's Post-Chapter 11 business operations on Cleaning Technologies Group's business;
d.	the effect of changes in the distribution channels for Fuller Brands;
e.	the ability to increase volume through the Great Bend manufacturing plant to absorb fixed overhead;
21
f.	the ability to increase recruitment of independent sales representatives for the Stanley Home Products business;
g.	the level of demand for the Company's Imaging products and the impact of digital imaging;
h.	the ability to leverage the Company's increased investment in TURA AG to produce increased sales of photochemicals and paper;
i.

the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with which they transact business;

j.	changes in business, political and economic conditions, and the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action; and
k.

changes in accounting standards promulgated by the Public Accounting Oversight Board, the Financial Accounting Standards Board, the Securities and Exchange Commission or the American Institute of Certified Public Accountants, which may require adjustments to financial statements.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's exposure to changes in interest rates results from investing and borrowing activities. At March 31, 2003, the Company has no interest rate swap agreements in place, which would limit its exposure to upward movements in interest rates. In the event interest rates were to increase or decrease by 1%, the effect on interest expense would not be material compared to that which would result if rates remained constant and at rates which existed at March 31, 2003.

Approximately 86% of the Company's sales are denominated in U.S. dollars. The remainder of the Company's sales are denominated in Euros, African Rand, and Thai baht. A 10% change in the value of these currencies would impact the Company's revenues by approximately 1%. The Company monitors the relationship between the U.S. and its foreign currencies on a continuous basis and adjusts sales prices for products and services sold in those currencies as appropriate safeguards to the profitability of sales recorded in those currencies.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Accountants

To the Board of Directors and Shareholders of
CPAC, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) on page 42 present fairly, in all material respects, the financial position of CPAC, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(2) on page 42 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, as of April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets".

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Rochester, New York
May 23, 2003

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND 2002

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 9,866,539	$ 7,991,834
Accounts receivable (net of allowance for doubtful accounts of $1,527,000 and $868,000 at March 31, 2003 and 2002, respectively)	11,721,979	13,217,923
Inventory, net	17,775,575	17,555,303
Prepaid expenses and other current assets	1,362,312	1,208,484
Deferred tax assets, current	957,790	1,115,790
Total current assets	41,684,195	41,089,334
Property, plant and equipment, net	17,010,568	17,690,540
Goodwill	192,426	10,661,677
Intangible assets (net of amortization of $1,314,973 and $1,193,338 at March 31, 2003 and 2002, respectively)	1,073,967	1,260,562
Deferred tax assets, long-term	3,597,309	325,000
Other assets	4,831,825	4,931,782
	$ 68,390,290	$ 75,958,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 736,197	$ 1,061,175
Accounts payable	5,016,870	4,758,153
Accrued payroll and related expenses	1,615,488	1,679,952
Accrued income taxes payable	84,189	621,575
Other accrued expenses and liabilities	2,277,772	2,632,767
Total current liabilities	9,730,516	10,753,622

Long-term debt, net of current portion	7,242,204	7,404,721
Other long-term liabilities	4,834,438	5,768,322
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,030,519 shares and 5,208,806 shares at March 31, 2003 and 2002, respectively	50,305	52,088
Additional paid-in capital	9,605,984	10,538,823
Retained earnings	38,288,530	43,774,842
Accumulated other comprehensive income (loss)	(771,499)	(1,743,335)
	47,173,320	52,622,418
Less: Treasury stock, at cost, 85,307 shares at March 31, 2003 and 2002, respectively	(590,188)	(590,188)
Total shareholders' equity	46,583,132	52,032,230
	$ 68,390,290	$ 75,958,895

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	2003	2002	2001
Net sales	$ 95,290,340	$ 97,779,098	$ 104,544,036
Costs and expenses:
Cost of sales	52,367,255	54,118,196	58,901,612
Selling, administrative and engineering expenses	38,545,959	38,025,707	36,950,550
Research and development expense	653,295	627,714	646,339
Interest income	(131,268)	(250,923)	(267,880)
Interest expense	578,080	771,445	1,014,563
	92,013,321	93,292,139	97,245,184
Income before income tax expenses and cumulative effect of change in accounting principle	3,277,019	4,486,959	7,298,852
Provision for income tax expense	1,056,000	1,557,000	2,714,000
Income before cumulative effect of change in accounting principle	2,221,019	2,929,959	4,584,852
Cumulative effect of change in accounting principle	(6,281,251)
Net income (loss)	$ (4,060,232)	$ 2,929,959	$ 4,584,852
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ 0.44	$ 0.56	$ 0.83
Cumulative effect of change in accounting principle, net	(1.24)
Basic net income (loss) per share	$ (0.80)	$ 0.56	$ 0.83
Diluted:
Before cumulative effect of change in accounting principle	$ 0.44	$ 0.56	$ 0.82
Cumulative effect of change in accounting principle	(1.24)
Diluted net income per share	$ (0.80)	$ 0.56	$ 0.82
Average common shares outstanding:
Basic	5,069,347	5,200,546	5,534,101
Diluted	5,077,728	5,215,398	5,560,795
Comprehensive income (loss):
Net income (loss)	$ (4,060,232)	$ 2,929,959	$ 4,584,852
Other comprehensive income (loss)	971,836	(333,113)	(464,283)
Comprehensive income (loss)	$ (3,088,396)	$ 2,596,846	$ 4,120,569

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost

BALANCE, MARCH 31, 2000	$ 57,265	$ 13,988,163	$ 39,273,059	$ (945,939)	$ (590,188)

Repurchase and retirement of 226,089 shares of common stock	(2,261)	(1,618,989)
Restricted stock amortization		3,000
Net income for the year			4,584,852
Cash dividends declared at $.28 a share			(1,558,331)
Translation adjustments				(464,283)

BALANCE, MARCH 31, 2001	55,004	12,372,174	42,299,580	(1,410,222)	(590,188)

Repurchase and retirement of 291,671 shares of common stock	(2,916)	(1,833,351)
Net income for the year			2,929,959
Cash dividends declared at $.28 a share			(1,454,697)
Translation adjustments				(333,113)

BALANCE, MARCH 31, 2002	52,088	10,538,823	43,774,842	(1,743,335)	(590,188)

Repurchase and retirement of 178,287 shares of common stock	(1,783)	(932,839)
Net income (loss) for the year			(4,060,232)
Cash dividends declared at $.28 a share			(1,426,080)
Translation adjustments				971,836

BALANCE, MARCH 31, 2003	$ 50,305	$ 9,605,984	$ 38,288,530	$ (771,499)	$ (590,188)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$ (4,060,232)	$ 2,929,959	$ 4,584,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,542,985	2,894,094	2,956,202
Amortization of intangible assets	183,980	573,220	573,183
Deferred income taxes	176,000	(224,000)	7,000
Minority interest in consolidated foreign subsidiary	151,088	127,160	137,544
Cumulative effect of accounting change	6,281,251
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,634,167	1,082,962	660,498
Inventory	(10,666)	(108,643)	1,340,968
Accounts payable	317,875	(292,215)	(504,204)
Accrued payroll and related expenses	(45,414)	142,584	(513,152)
Accrued income taxes payable	(537,386)	138,205	102,527
Other changes, net	(480,970)	(643,538)	519,941
Total adjustments	10,212,910	3,689,829	5,280,507
Net cash provided by operating activities	6,152,678	6,619,788	9,865,359

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(1,662,428)	(1,678,269)	(1,398,905)
Business investment		(1,890,742)
Net cash used in investing activities	(1,662,428)	(3,569,011)	(1,398,905)

Cash flows from financing activities:
Repurchase of common stock	(934,622)	(1,836,267)	(1,621,250)
Proceeds from long-term borrowings	242,136		1,214,735
Repayment of long-term borrowings	(516,248)	(625,136)	(2,075,325)
Payment of cash dividends	(1,426,080)	(1,454,697)	(1,558,331)
Net cash used in financing activities	(2,634,814)	(3,916,100)	(4,040,171)

Effect of exchange rate changes on cash	19,269	(2,728)	(2,907)

Net increase (decrease) in cash and cash equivalents	1,874,705	(868,051)	4,423,376

Cash and cash equivalents -- beginning of year	7,991,834	8,859,885	4,436,509

Cash and cash equivalents -- end of year	$ 9,866,539	$ 7,991,834	$ 8,859,885

The accompanying notes are an integral part of the financial statements.

1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

CPAC, Inc. and Subsidiaries ("the Company") develops, manufactures, markets, and distributes both in North America and internationally branded consumer and commercial cleaning products, as well as prepackaged chemical formulations, supplies, and equipment systems to the photographic, health care, and graphic arts imaging industry.

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

The minority interests in the earnings of the consolidated foreign subsidiaries for the years ended March 31, 2003, 2002, and 2001 were $151,088, $127,160, and $137,544, respectively, and are included in selling, general, and engineering expenses. Minority interest included in the Consolidated Balance Sheets at March 31, 2003 and 2002 was $610,956 and $459,868, respectively.

Inventory

Inventory is stated at the lower of cost or market, on a first-in, first-out, basis. The Company provides inventory reserves for excess, obsolete, or slow-moving inventory based on changes in customer demands or technology developments.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives on the straight-line and accelerated methods (buildings and improvements 15 to 39 years; machinery and equipment 3 to 12 years; leasehold improvements 15 to 39 years; furniture and fixtures 5 to 12 years). Leasehold improvements are amortized over the shorter of the lease period or the expected useful lives of the improvements using the straight-line method. At the time of retirement or other disposition of property, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets

Effective April 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, the Company's current policy is substantially the same as its previous policy. The Company reviews the carrying value of long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying value of such items may not be recoverable from undiscounted net cash flows of the related business or asset.

Warranty Costs

The Company has warranty obligations in connection with sales of its equipment sold in the Imaging market. The warranty period generally ranges from six to twelve months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2002 to March 31, 2003 was as follows (in thousands):

Accrued warranty obligations at March 31, 2002	$ 20
Accrued warranty experience during 2003	(38)
2003 warranty provisions	49
Accrued warranty obligations at March 31, 2003	$ 31

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and has been earned. Product revenue is recognized primarily when the product has been shipped and legal title and all risks of ownership have been transferred, sales price is fixed and determinable, and collectibility is reasonably assured. Appropriate accruals for discounts, volume rebates, and other allowances are recorded as reduction in sales.

Shipping and Handling Fees and Costs

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company classifies shipping and handling costs billed to customers as revenue. Shipping and handling costs for the Fuller Brands' Segment amounting to $6,272,000, $6,275,000, and $6,463,000 in 2003, 2002, and 2001, respectively, are included in selling, administrative and engineering expenses. Similar costs for the Imaging Segment amounting to $3,056,000, $2,878,000, and $2,866,000 in 2003, 2002, and 2001, respectively, are included in cost of sales.

Research and Development

The Company charges research and development expenditures to income as incurred.

Advertising

The Company charges advertising expenditures to income as incurred and includes the expenses in "selling, administrative, and engineering expenses."

Stock-Based Compensation

As permitted under SFAS No. 123, "Accounting for Stock Based Compensation," the Company continues to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 in accounting for its stock option plans. Accordingly, no expense is charged to net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to its stock options plans:

	2003	2002	2001
Net income (loss) as reported	$ (4,060,232)	$ 2,929,959	$ 4,584,852
Total stock-based compensation expense determined under fair value method for all awards, net of tax	77,000	157,000	232,000
Proforma net income (loss)	$ (4,137,232)	$ 2,772,959	$ 4,352,852
Net income (loss) per common share:
Basic-as reported	$ (0.80)	$ 0.56	$ 0.83
Basic-proforma	(0.82)	0.53	0.79
Diluted-as reported	(0.80)	0.56	0.82
Diluted-proforma	$ (0.82)	$ 0.53	$ 0.78

Foreign Currency

All assets and liabilities of the Company's wholly-owned and majority-owned foreign subsidiaries are translated from their functional currency to U.S. dollars at year end exchange rates. Revenues and expenses are translated from functional currencies to U.S. dollars using an average exchange rate for the year. Translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the determination of net income. Included in consolidated net income are net foreign currency transaction gain (losses) of $77,000, ($210,000), and ($275,000), realized during fiscal 2003, 2002, and 2001, respectively.

The Company has occasionally utilized hedging programs (primarily forward foreign currency exchange contracts) to minimize the impact of currency fluctuations on the result of operations. At March 31, 2003 and 2002, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions.

Net Income Per Common Share

Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.

The table below summarizes the amounts used to calculate basic and dilutive earnings per share:

	2003	2002	2001
Basic weighted average number of shares outstanding	5,069,347	5,200,546	5,534,101
Effect of dilutive stock options	8,381	14,852	26,694
Diluted shares outstanding	5,077,728	5,215,398	5,560,795

Unexercised stock options to purchase 916,417, 592,686, and 712,811 shares of the Company's common stock as of March 31, 2003, 2002, and 2001, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 through August 13, 1999, are still outstanding at the end of the year.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers marketable securities with a maturity of three months or less at the time of purchase to be cash equivalents. The Company also considers payments due from banks for customer credit card transactions that process within 24 to 48 hours as cash equivalents. Credit card amounts due from banks classified as cash equivalents total approximately $528,000 and $730,000 at March 31, 2003 and 2002, respectively. The Company paid interest of $585,000, $777,000, and $1,011,000, in fiscal 2003, 2002, and 2001, respectively. In addition, the Company paid income taxes of $1,417,000, $1,643,000, and $2,604,000, in fiscal 2003, 2002, and 2001, respectively.

Goodwill and Intangible Assets

Prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 142, the Company amortized goodwill and certain intangibles assets on a straight-line basis over the estimated useful lives of such assets, using amortizable periods ranging from 3 to 40 years, respectively. The Company adopted the provisions of SFAS No. 142 effective April 1, 2002. The pronouncement requires an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. To determine potential impairment, fair value of the applicable business units is determined by computing the present value of expected future cash flows.

In conjunction with adoption, goodwill's carrying value was reduced by approximately $6.3 million, net of income tax benefit of $4.2 million, or $1.24 per diluted share. See footnote 5.

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

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and requires companies to recognize a liability for costs associated with an exit or disposal activity when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan (as required under EITF No. 94-3). The pronouncement, effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application allowed, did not impact the Company's reported results of operations and financial position for the year ended March 31, 2003. It is possible that future expense reduction efforts may be necessary, and if so, provisions of this pronouncement may apply to future results of operations and financial position of the Company.

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

In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. At this time, the Company does not expect the recognition and measurement provisions of FIN 45 to have a material effect on future interim or annual financial statements. The disclosure requirements are effective for the Company's financial statements for the year ended March 31, 2003. In that regard, the Company has the following significant guarantees:

             (a)  A standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

             (b)  A standby letter of credit issued by HSBC Bank is used by the Company to guarantee the Company's majority-owned subsidiary CPAC Asia Imaging Products Limited's 20 million baht line of credit (approximately $464,000 based on the fourth quarter conversion rate in Thailand). At March 31, 2003, the outstanding line of credit borrowings were $13,107.

             (c)  Standby letters of credit issued by HSBC Bank are used by the Company to guarantee the Company's majority-owned subsidiary CPAC Asia Imaging Products Limited's term note obligations. These obligations totaled approximately $918,000 at March 31, 2003.

In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" was issued. The Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company does not believe the Interpretation will have an impact on the Company's future reported results of operations and financial position.

Reclassification

Certain 2002 and 2001 financial statement and related footnote amounts have been reclassified to conform to the 2003 presentation.

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

On April 8, 2003, the Company increased its investment in TURA AG from 19% to 40% by acquiring an additional 21% ownership for approximately $1,300,000. The Company will account for its total investment under the equity method and will restate previous periods reported starting in fiscal 2004 to reflect the proportionate share of the investee's earnings.

3 - INVENTORY

Inventory as of March 31, 2003 and 2002 is summarized as follows:

	2003	2002
Raw materials and purchased parts	$ 7,251,465	$ 7,012,149
Work-in-process	1,046,611	905,305
Finished Goods	9,477,499	9,637,849
	$ 17,775,575	$ 17,555,303

4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following at March 31:

	2003	2002
Land	$ 1,067,411	$ 1,034,762
Buildings and improvements	13,771,446	13,481,266
Machinery and equipment	22,066,316	20,438,693
Furniture and fixtures	819,438	786,071
Leasehold improvements	1,766,673	1,494,728
Construction-in-progress	180,118	309,859
	39,671,402	37,545,379
Less: Accumulated depreciation	(22,660,834)	(19,854,839)
	$ 17,010,568	$ 17,690,540

5 - GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142 on April 1, 2002. In connection with adoption of SFAS No. 142, the Company completed its impairment testing and determined that the carrying value of goodwill needed to be reduced by approximately $6.3 million, net of income tax benefit of $4.2 million, or $1.24 per diluted share. The impairment adjustment was related to the Fuller Brand's Cleaning Technologies Group (CTG) operation, acquired in fiscal 1998, and was a result of a combination of factors, including operating performance, as well as new measurement techniques and methodologies as prescribed by SFAS No. 142. In determining impairment, the fair value of the reporting unit (CTG) was computed by using the present value of future cash flows, compared to its carrying value, including goodwill. The adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statements of operations and comprehensive income for the year ended March 31, 2003. The income tax benefit realized, netted with the previously recognized deferred tax credit, resulted in the recording of a long-term deferred tax asset upon adoption.

A summary of changes in the Company's goodwill during 2003 by Segment is as follows (in thousands):

	March 31, 2002	Impairment		March 31, 2003
Fuller Brands	$ 10,469	$ (10,469	) (a)	$ 0
Imaging	193			193
Total	$ 10,662	$ (10,469)		$ 193
(a) Actual impairment charge recorded was $6,281, net of tax benefit of $4,188.

The following table presents prior year earnings and earnings per share as if the non-amortization provisions of SFAS No. 142 had been applied in the prior year:

	2002	2001
Reported net income	$ 2,929,959	$ 4,584,852
Addback goodwill amortization	232,000	236,000
Adjusted net income	$ 3,161,959	$ 4,820,852

Basic earnings per common share before cumulative effect of change in accounting principle:
Reported basic earnings per common share	$ 0.56	$ 0.83
Addback goodwill amortization, net of tax	0.05	0.04
Adjusted basic earnings per common share	$ 0.61	$ 0.87

Diluted earnings per common share before cumulative effect of change in accounting principle:
Reported diluted earnings per common share	$ 0.56	$ 0.82
Addback goodwill amortization, net of tax	0.04	0.04
Adjusted diluted earnings per common share	$ 0.60	$ 0.86

Reported comprehensive income	$ 2,596,846	$ 4,120,569
Addback goodwill amortization, net of tax	232,000	236,000
Adjusted comprehensive income	$ 2,828,846	$ 4,356,569

At March 31, 2003 and 2002, amortizable intangibles consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The cost pertaining to this intangible at March 31, 2003 and 2002 was $2,250,000, while accumulated amortization at March  31, 2003 and 2002 were $1,200,000 and $1,050,000, respectively.

6 - DEBT

At March 31, 2003 and 2002, debt consisted of the following:
	2003	2002

Revolving credit agreement with a bank with interest payable monthly at the
    30 day LIBOR rate plus 1.25%. LIBOR rate was 1.30% at March 31, 2003.
    The maximum availability under this agreement is $20,000,000 with all amounts outstanding due October 31, 2004. The revolving credit agreement is collateralized by substantially all of the assets of the Company, excluding
    CPAC Europe, N.V., and CPAC Asia Imaging Products Limited

	$ 0	$ 0

Industrial Revenue Bonds, with interest payable monthly at a variable rate 1.35% at March 31, 2003 (2.00% at 2002), maturing in June 2009. The bonds are collateralized by a standby letter of credit (LOC) issued by a bank, which requires an annual fixed fee payment of 1.25% of the LOC value.	6,000,000	6,000,000

Term notes with a foreign bank with interest ranging from 4.050% to 7.385% through 2003, with a floating rate thereafter. Equal quarterly interest and principal payments commenced in June 2001, maturing in 2006. The notes are collateralized by substantially all of the assets of CPAC Asia Imaging Products Limited and a standby letter of credit guaranteed by CPAC, Inc.	918,129	1,246,494

Term notes and revolving credit agreement with a foreign bank with interest rates ranging from 3.75% to 6.30%. The revolving credit agreement is collateralized by the net assets of CPAC Europe, N.V.	838,753	897,339

Other	221,519	322,063
	7,978,401	8,465,896
Less: Amounts due within one year	736,197	1,061,175
	$ 7,242,204	$ 7,404,721

The Company's revolving credit agreement contains customary covenants, including maintenance of specified working capital, capital expenditures, debt to equity, and net worth ratios, of which the Company was in compliance at March 31, 2003.

The Company's majority-owned subsidiary, CPAC Asia Imaging Products Limited, has a line of credit with an international bank amounting to 20 million baht (approximately $464,000 based on the year-end conversion rate in Thailand). Interest on the line is at the bank's announced prime rate in Thailand, which was 8.75% at March 31, 2003, and is collateralized by a standby letter of credit (LOC) provided by CPAC, Inc. CPAC Asia Imaging Products Limited had borrowings against the line at March 31, 2003 of $13,107.

Annual maturities of debt for the next five fiscal years are as follows:  2004:$736,197; 2005:$404,770; 2006:$321,724; 2007:$94,247; and 2008:$86,787.

7 - SHAREHOLDERS' EQUITY

Stock Transactions

During fiscal 2003, 2002, and 2001, the Company repurchased and retired 178,287, 291,671, and 226,089 shares of its common stock, respectively, at an average cost of $5.24, $6.30, and $7.17 per share, respectively, for a total cost of approximately $935,000, $1,836,000, and $1,621,000, respectively, as part of previously announced Board of Directors' authorized stock buy back plans.

 Stock Options

The Company maintains an Executive Long-Term Stock Investment Plan (the Plan) for key employees, which allows issuance of incentive stock options, nonqualified stock options, reload options, and restricted performance shares. The Plan has reserved for issuance to key employees, 1,200,000 shares of the Company's common stock. Upon exercise, an employee granted an option under the Plan may pay for the Company's stock either with cash or with Company stock already owned by the employee, valued at the fair market value of the stock on the exercise date. The term of the option is determined by the Compensation Committee (the Committee), with most grants having terms of ten years (five years in the case of a greater than 10% shareholder). The options may be exercised in cumulative annual increments of the greater of 25% or 2,500 commencing one year after the date of the grant.

The Company also maintains a Non-Employee Directors Stock Option Plan. At the inception of the Plan, each non-employee director was granted an option to purchase 10,000 shares of the Company's common stock, on a one-time basis for past service rendered to the Board of Directors, at the fair market value at the date of the grant. The term of the option grants is for ten years. In addition, the Directors Plan calls for an annual automatic grant for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the annual meeting of Shareholders, at a price equal to the fair market value at that date. The term of these grants is also ten years. During fiscal 2003, 2002, and 2001, options of 9,000 were granted each year pursuant to the Directors Plan.

In addition, the Company has customarily granted new Directors options to purchase 15,000 shares upon their election.

As of March 31, 2003, total options outstanding are summarized as follows:

	Shares	Range of Option Price Per Share
Options outstanding -- March 31, 2000	897,156	$ 5.08 --	$ 12.00
Exercised	0	--
Expired	(105,818)	7.69 --	11.81
Granted	60,500	6.38 --	7.50
Options outstanding -- March 31, 2001	851,838	$ 5.08 --	$ 12.00
Exercised	0	--
Expired	(131,125)	6.33 --	11.56
Granted	275,500	6.25 --	7.50
Options outstanding -- March 31, 2002	996,213	$ 5.08 --	$ 12.00
Exercised	0	--
Expired	(103,425)	6.25 --	11.56
Granted	69,000	5.02 --	6.16
Options outstanding -- March 31, 2003	961,788	$ 5.02 --	$ 11.81

Options exercisable:
March 31, 2003	783,288	$ 5.08 --	$ 11.81
March 31, 2002	681,213	$ 5.08 --	$ 12.00

The following table summarizes information about options outstanding at March 31, 2003:

Year Granted	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of Options	Number Exercisable	Weighted Average Exercise Price
1994	97,402	0.8	N/A	97,402	$ 5.46
1995	0	0.0	N/A	0	0.00
1996	159,686	2.8	$4.33	159,686	11.57
1997	66,500	3.3	4.11	66,500	10.74
1998	91,000	4.4	4.02	91,000	11.63
1999	93,000	5.2	3.80	93,000	10.16
2000	121,500	6.2	2.45	112,250	7.56
2001	47,500	7.2	2.15	45,000	6.75
2002	236,200	8.4	1.72	115,450	6.33
2003	49,000	9.7	1.54	3,000	6.34
Totals	961,788	5.3		783,288	$ 8.46

As permitted by SFAS No. 123, the Company will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, net income and diluted earnings per share would have been reduced by $77,000 ($0.02), $157,000 ($0.03), and $232,000 ($0.04) in 2003, 2002, and 2001, respectively.

The fair value of these options were estimated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001:

	2003	2002	2001
Expected life	5 years	5 years	5 years
Historical volatility	37%	38%	42%
Risk free rate of return	3.3%-4.3%	4.6%-5.0%	6.2%-6.4%
Expected dividend yield	4.6%	4.4%	3.8%-4.4%
Annual forfeiture rate	0%	0%	0%

There have been no charges to income in any of the three years in connection with these options other than incidental expenses related to issuance of options.

Employee Benefits

In December 1999, the Company awarded 25,000 restricted shares of its $.01 par common stock to an executive officer of the Company subject to certain conditions and restrictions. The shares vest if certain targeted earnings per share levels are reached, at which time the restrictions will lapse. No expense has been recognized for the years ended March 31, 2003, 2002, and 2001, respectively.

The Company maintains a contributory profit sharing plan [401(k)] for the benefit of substantially all employees. Contributions to the plan may be made for each plan year in such amounts as the Board of Directors may, at its discretion, determine. In addition, the Company will also match to a maximum of 3% of the participant's compensation each contribution made by a plan participant for the plan year in an amount equal to $.50 for each $1.00 of participant contribution. A participant may contribute up to 15% of compensation to the plan. The amount charged to expense in connection with this plan was $409,000, $398,000, and $408,000, respectively, for the years ended March 31, 2003, 2002, and 2001.

The Company maintains a nonqualified deferred compensation plan for various key executives of the Company. Contributions to the plan consist of "excess" 401(k) deferrals and percentages of salaries and bonuses. No matching contribution by the Company is required. Compensation deferred will be invested by the Company in various investment grade "pooled accounts" on behalf of the participants. At March 31, 2003 and 2002, total assets and liabilities resulting from the nonqualified plan were not material.

8 - INCOME TAX EXPENSE

Income (loss) before income taxes, and cumulative effect adjustments for the three years ended March 31 was as follows:

	2003	2002	2001
U.S.	$ 2,322,289	$ 3,339,076	$ 5,955,136
Foreign	954,730	1,147,883	1,343,716
	$ 3,277,019	$ 4,486,959	$ 7,298,852

Provisions (benefits) for income taxes for the three years ended March 31 were as follows:

	2003	2002	2001
Federal income taxes:
Current	$ 671,000	$ 1,221,000	$ 1,935,000
Deferred	133,000	(210,000)	6,000
Foreign income taxes:
Current	138,000	306,000	380,000
Deferred	19,000
State income taxes:
Current	71,000	254,000	392,000
Deferred	24,000	(14,000)	1,000
	$ 1,056,000	$ 1,557,000	$ 2,714,000

The income tax provisions for 2003 shown above exclude the U.S. income tax benefit of $4,188,000 recognized in conjunction with the cumulative effect adjustment recorded upon adoption of SFAS No. 142, "Goodwill and other Intangible Assets."

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate are as follows:

	2003	2002	2001
Income tax expense using statutory rates	$ 1,114,000	$ 1,526,000	$ 2,482,000
State income tax effect	63,000	158,000	259,000
Foreign income taxed at different rates	(168,000)	(84,000)	(77,000)
Other	47,000	(43,000)	50,000
	$ 1,056,000	$ 1,557,000	$ 2,714,000

The Company's Asian subsidiary was granted certain exemptions from corporate income tax by Thailand's Board of Investment Promotion, based on manufacturing of photographic solutions and exporting certain levels of manufactured products. The exemption commenced in fiscal 2000 and expires in fiscal 2007 subject to meeting certain terms and conditions. The net impact of the holiday was to increase net income by approximately $172,000 ($.03 per diluted share), $164,000 ($.03 per diluted share), and $106,000 ($.02 per diluted share), respectively, for fiscal 2003, 2002, and 2001.

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at March 31, are as follows:

	2003	2002
Deferred tax assets:
Current:
Accounts receivable	$ 192,000	$ 148,000
Inventory	420,000	487,000
Compensation related accruals	333,000	471,000
Other	13,000	10,000
	958,000	1,116,000
Noncurrent:
Deferred compensation	511,000	325,000
Foreign NOL carryforward	386,000
Intangibles	2,700,000
	3,597,000	325,000
	4,555,000	1,441,000
Deferred tax liabilities:
Noncurrent:
Intangibles		(1,167,000)
Property, plant and equipment	(765,000)	(899,000)
Other	(6,000)	(6,000)
	(771,000)	(2,072,000)
Total:	$ 3,784,000	$ (631,000)

During 2003, the Company's African subsidiary acquired an operation possessing a net operating loss carryforward, which can be used to offset its future taxable income. It is expected that the carryforward, amounting to approximately $386,000 at March 31, 2003, will be utilized before expiration.

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practical.

9 - COMMITMENTS

Royalty Agreement

The Company has a license agreement with an unrelated third party to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the agreement which expires, unless terminated earlier, on March 31, 2010. The Company is required to pay royalties equal to the greater of $325,000 or a maximum of 3% of the net selling price of products sold under the licensing agreement. Total royalties paid in 2003, 2002, and 2001 were $325,000, $325,000, and $356,028, respectively. The Company recorded a liability equal to the net present value of the minimum, annual royalty payments, and capitalized the value of the license agreement, which is being amortized over the contract period. The obligation, grouped with other long-term liabilities, recorded at March 31, 2003 and 2002 was $1,319,561 and $1,444,941, respectively.

Lease Agreements

The Company leases certain facilities and equipment under operating leases, which expire at various dates through 2012. Some of the leases contain renewal options. Rent expense for the years ended March 31, 2003, 2002, and 2001 was $1,364,000, $1,404,000, and $1,392,000, respectively.

The above leases have been classified as operating leases in accordance with the provisions of the Statement of Financial Accounting Standards No. 13. The future minimum rental payments required under the leases for the fiscal years ended subsequent to March 31, 2003 are as follows:

2004	$ 1,245,179
2005	869,452
2006	577,205
2007	449,722
2008	368,557
Thereafter	674,690
$ 4,184,805

Other Matters

The Company and its subsidiaries are parties to various environmental issues, legal actions, and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

10 - SEGMENT INFORMATION

Business Segments

For purposes of financial reporting, the Company operates in two industry Segments: the Fuller Brands Segment, which is involved in developing, manufacturing, distributing, and marketing branded consumer and commercial cleaning and personal care products in North America and internationally, and the CPAC Imaging (Imaging) Segment, which includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa, and Thailand. The products of each Segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between Segments are not material. Information concerning the Company's business Segments for 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Net sales to customers:
Fuller Brands	$ 56,068,290	$ 57,214,485	$ 60,651,677
Imaging	39,222,050	40,564,613	43,892,359
Total net sales to customers	$ 95,290,340	$ 97,779,098	$ 104,544,036
Operating income:
Fuller Brands	$ 2,838,727	$ 2,726,261	$ 4,406,966
Imaging	1,131,343	1,965,154	3,520,328
	3,970,070	4,691,415	7,927,294
Corporate income (expense)	(246,239)	316,066	118,241
Interest expense, net	(446,812)	(520,522)	(746,683)
Consolidated pretax income	$ 3,277,019	$ 4,486,959	$ 7,298,852
Identifiable assets:
Fuller Brands	$ 30,622,190	$ 42,692,131	$ 43,571,454
Imaging	25,249,619	24,559,865	24,030,519
Total segment assets	55,871,809	67,251,996	67,601,973
Corporate short-term investments	5,752,040	4,974,251	6,522,888
Deferred income tax assets	4,555,099	1,440,790	1,172,790
Other corporate assets	2,211,342	2,291,858	1,923,519
Total consolidated assets	$ 68,390,290	$ 75,958,895	$ 77,221,170
Depreciation and amortization:
Fuller Brands	$ 1,436,377	$ 2,061,259	$ 2,241,139
Imaging	1,290,588	1,406,055	1,288,246
Total depreciation and amortization	$ 2,726,965	$ 3,467,314	$ 3,529,385
Capital outlays:
Fuller Brands	$ 397,304	$ 1,077,917	$ 791,722
Imaging	1,265,124	600,352	607,183
Total capital outlays	$ 1,662,428	$ 1,678,269	$ 1,398,905

Operating income represents net sales less operating expenses and excludes interest expense (income) and income taxes.

In 2003 intercompany receivables (payables) were eliminated from the identifiable assets presentation. As such, 2002 and 2001 balances were reclassified to conform to the 2003 presentation. Other differences between the Segment's operating results and assets and the Company's consolidated financial statements relate primarily to items recorded at the Corporate level and to other items excluded from Segment operating measurements. Corporate short-term investments are funds held for future use.

Financial information relating to the Company's sales and long-lived assets by geographic area is as follows:

	2003	2002	2001
Net sales:
United States	$ 80,417,875	$ 83,836,644	$ 90,935,739
Foreign	14,872,465	13,942,454	13,608,297
	$ 95,290,340	$ 97,779,098	$ 104,544,036
Long-lived assets:
United States	$ 18,838,771	$ 30,923,453	$ 30,230,172
Foreign	4,270,015	3,621,108	3,800,778
	$ 23,108,786	$ 34,544,561	$ 34,030,950

Foreign operations are located in Belgium, Italy, South Africa, and Thailand. Net sales are reported in the geographic area in which they originate. Inter-area transfers are not material.

In addition, the Company's U.S. operations had total export sales for the years ended March 31, 2003, 2002 and 2001 of $1,881,520, $2,099,077, and $2,213,118, respectively.

11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended March 31, 2003 and 2002:

	Net Sales	Gross Profit	Net Income (Loss)	Per Share Income Basic	Per Share Income Diluted
2003 Quarters:
Fourth	$ 23,196,360	$ 10,329,456	$ 487,319	$ 0.10	$ 0.10
Third	23,685,856	10,696,637	500,271	0.10	0.10
Second	23,786,446	10,645,959	522,702	0.10	0.10
First	24,621,678	11,251,033	(5,570,524)	(1.09)	(1.08)
Total	$ 95,290,340	$ 42,923,085	$ (4,060,232)	$ (0.80)	$ (0.80)
2002 Quarters:
Fourth	$ 24,098,896	$ 10,562,812	$ 419,210	$ 0.08	$ 0.08
Third	23,144,135	10,696,105	725,609	0.14	0.14
Second	26,254,944	11,386,512	1,077,201	0.21	0.21
First	24,281,123	11,015,473	707,939	0.13	0.13
Total	$ 97,779,098	$ 43,660,902	$ 2,929,959	$ 0.56	$ 0.56

The sum of the quarterly basic and diluted income per share amounts for the fiscal year ended March 31, 2003 do not equal the annual income per share amounts due to the impact of the Company's common share repurchases on the weighted average share computation computed each quarter.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information concerning the directors and executive officers of the Company is hereby incorporated by reference to the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders of the Registrant, dated June 20, 2003, filed pursuant to Regulation 14A.

In addition to the executive officers named in the Proxy Statement, the Registrant employs the following key persons:

Brian C. Barbo, President, Trebla Chemical Company, is 46 years old. Prior to his promotion to President on September 1, 1998, he was Vice President and General Manager and had served in that capacity since October 1988; and before that he was Manager of Manufacturing for Trebla Chemical Company. Mr. Barbo, a chemical engineer, has been with the Company since July 1979.

Steven E. Baune, President, CPAC Imaging, is 54 years old. Prior to his being hired as President effective May 28, 2002, he was the CEO of Coats North America, a division of Coats plc. Before Coats, he had a 26-year career in executive management consumer products (film, digital cameras) with Eastman Kodak Company. Mr. Baune holds an MBA in Marketing/Finance from the Rochester (NY) Institute of Technology and a Bachelor of Science in Industrial Engineering from North Dakota State University.

Dennis Brinly, Vice President of Sales & Marketing of The Fuller Brush Company, Inc. as of December 2, 2002, is 56 years old. Mr. Brinly brings 20 plus years of proven sales and marketing expertise to Fuller. During his career, he has directed sales and marketing for consumer product brands such as Coleman Powermate®, Poulan/Weed Eater®, and Homelite®. He holds a Master of Science degree from Chicago State University and Bachelor of Science degree from Missouri Valley College.

G. Robert Gey, age 58, effective January 16, 2003 was appointed to President of Fuller Brands and from April 11, 2002, until this date was President of The Fuller Brush Company, Inc. Before his position with Fuller, he was president of a $140 million service equipment subsidiary of Pentair, Inc., where he gained extensive experience in mergers and acquisitions, as well as operations and business development. Mr. Gey holds an MBA from Loyola College, Baltimore, Maryland, and a Bachelor of Science in Business Administration from Athens College in Alabama and currently serves as a Director of Hawkins, Inc., a Director of the Great Bend Chamber of Commerce Board, and a member on the Direct Selling Association's Strategic and Long-Range Planning Committee.

 Jeff Ray, Vice President of Operations of The Fuller Brush Company, Inc. as of September 23, 2002, is 56 years old. Mr. Ray has over 26 years of experience demonstrating continuous improvements in materials, logistics, and manufacturing in a variety of industries including automotive, construction, distribution, and pharmaceutical. Mr. Ray holds a Bachelor of Science in Economics and Business Administration from Park University in Parkville, Missouri.

Stanley H. Gulbin, age 50, is President of CPAC Asia Imaging Products Limited, after being promoted on December 16, 1998, in addition to his responsibilities as Vice President, International Markets, CPAC Imaging. Prior to joining CPAC in 1996, Mr. Gulbin had 17 years experience in the photographic industry, including all aspects of foreign and domestic sales and marketing. After joining CPAC in 1996, his duties were expanded to include managing sales and marketing activities for the CPAC Imaging's international markets.

Brad A. Hendrickson, age 39, was appointed President, CPAC Imaging, Americas, effective May 16, 2002. He was previously President of Allied Diagnostic Imaging Resources, Inc. He began his career with CPAC in 1986 and has held several sales and marketing management positions including National Accounts Manager and Vice President of National Sales for Allied. A graduate of the University of Wisconsin with a Bachelor of Science in Economics, Mr. Hendrickson received an MBA from Emory University in Atlanta.

Glenn G. Jackling, President of Cleaning Technologies Group since December 20, 1999, is 41 years old. He has been a CPAC, Inc. employee since 1998, when he joined the Company as Corporate Financial Projects Manager. He was promoted in 1999 to Director of Corporate Business Development. He holds an MBA from the University of Rochester's Simon School of Business and both a Master of Science in Applied and Mathematical Statistics and a Bachelor of Science in Mechanical Engineering from Rochester Institute of Technology.

Thomas C. LeBlanc, age 52, was named President of Allied Diagnostic Imaging Resources, Inc. effective May 28, 2002. Mr. LeBlanc joined Allied in November 1998 as Executive Vice President. He has total profit and loss responsibility for both Allied and the CPAC Equipment Division, which was integrated into Allied's organizational structure in August 2000. Mr. LeBlanc holds an MBA from Emory University, Atlanta, Georgia, and a Bachelor of Science in Chemical Engineering from the University of Southwestern Louisiana.

Item 11.     EXECUTIVE COMPENSATION.

Information regarding executive compensation is hereby incorporated by reference to the same caption in the Registrant's 2003 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The stock ownership of each person known to CPAC to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and officers of CPAC as a group are hereby incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 2003 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A. The beneficial ownership of CPAC Common Stock of all directors of the Company is hereby incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 2003 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is hereby incorporated by reference to the captions "Election of Directors" and "Committee Reports" in the Registrant's 2003 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14.     CONTROLS AND PROCEDURES.

Within 90 days prior to the date the Company's Annual Report on Form 10-K was filed with the Securities and Exchange Commission, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including its chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to the date of such evaluation.

Item 15.     PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

Information regarding principal accountants fees and services is hereby incorporated by reference to the same caption in the Registrant's 2003 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 16.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)	The following financial statements of the Registrant are included as a part of the report:
	1.	Financial Statements:
Report of Independent Accountants
Consolidated Balance Sheets as of March 31, 2003 and 2002
Consolidated Statements of Operations and Comprehensive Income for the Years Ended March 31, 2003, 2002, and 2001
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the Years Ended March 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements
	2.	Financial Statement Schedules:
Schedule II, Valuation and Qualifying Accounts and Reserves
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
42
(b)	Reports on Form 8-K
1.

On April 10, 2003, the Company filed a Current Report (Form 8-K) with respect to the April 8, 2003 increase in equity investment in TURA AG, a German manufacturer of film, paper, and digital equipment from 19% to 40%. CPAC made its original equity investment in January 2002. Terms of the arrangement were not disclosed.

2.

On June 9, 2003, the Company filed a Current Report (Form 8-K) with respect to the June 5, 2003 earnings release reporting fourth quarter and full-year results for the fiscal year ended March 31, 2003 and quarterly cash dividend declared.

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

		4.2	Bank Letter of Commitment dated May 24, 2002 incorporated herein by reference to Form 10-K filed for the period ended March 31, 2002
	9.	Voting trust agreement
	10.	Material contracts
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

		10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999
	11.	Statement regarding computation of per share earnings (loss)
	12.	Statement regarding computation of ratios
	13.	Annual report to security holders
	14.	Code of ethics
	16.	Letter regarding change of certifying accountant
43
	18.	Letter regarding change in accounting principles
	21.	Subsidiaries of the registrant
		21.1	Subsidiaries of the registrant
	22.	Published report regarding matters submitted to vote of security holders
	23.	Consents of experts and counsel
		23.1	Consent of PricewaterhouseCoopers LLP
	24.	Power of attorney
	31.	Rule 13a-14(a)/15d-14(a) Certifications
	32.	Section 1350 Certifications
	99.	Additional exhibits
		99.1	CPAC, Inc.'s Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		99.2	CPAC, Inc.'s Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(d)	Financial Statement Schedules.
Schedule II

CPAC, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED MARCH 31, 2003, 2002 AND 2001

		Additions
	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2003:
Allowance for doubtful accounts	$ 868,000	$ 778,000	0	$ (119,000)	$ 1,527,000
Inventory reserve	1,172,000	253,000	0	(262,000)	1,163,000

2002:
Allowance for doubtful accounts	$ 645,000	$ 259,000	0	$ (36,000)	$ 868,000
Inventory reserve	1,266,000	130,000	0	(224,000)	1,172,000

2001:
Allowance for doubtful accounts	$ 696,000	$ 117,000	0	$ (168,000)	$ 645,000
Inventory reserve	1,185,000	788,000	0	(707,000)	1,266,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPAC, INC. (Registrant)

Date June 25, 2003	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date June 25, 2003	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer, and Director

Date June 25, 2003	By	/s/ Robert Oppenheimer Robert Oppenheimer, Secretary and Director

Date June 25, 2003	By	/s/ Seldon T. James, Jr. Seldon T. James, Jr., Director

Date June 25, 2003	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer, and Director

Date June 25, 2003	By	/s/ Jerold L. Zimmerman, Ph.D. Jerold L. Zimmerman, Ph.D., Director

Date June 25, 2003	By	/s/ Stephen J. Carl, Esq. Stephen J. Carl, Esq., Director

Date June 25, 2003	By	/s/ Wendy F. Clay Wendy F. Clay, Vice President, Administration

Date June 25, 2003	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

CERTIFICATIONS

I, Thomas N. Hendrickson, Chief Executive Officer of CPAC, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of CPAC, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003	/s/ Thomas N. Hendrickson Thomas N. Hendrickson President and Chief Executive Officer

CERTIFICATIONS

I, Thomas J. Weldgen, Chief Financial Officer of CPAC, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of CPAC, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003	/s/ Thomas J. Weldgen Thomas J. Weldgen Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit			Page
3.	Articles of Incorporation, By-laws
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

			N/A
	4.2	Bank Letter of Commitment dated May 24, 2002 incorporated herein by reference to Form 10-K filed for the period ended March 31, 2002	N/A
10.	Material contracts
	10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

			N/A
	10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

			N/A
	10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 14, 1997, November 24, 1998, September 24, September 24, 1999, September 29, 2000, September 7, 2001 and November 8, 2002

			N/A
	10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001

			N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
14.	Code of ethics		49
21.	Subsidiaries of the registrant
	21.1	Subsidiaries of the registrant	59
23.	Consents of experts and counsel
	23.1	Consent of PricewaterhouseCoopers LLP	60
99.	Additional exhibits
	99.1	CPAC, Inc.'s Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	61
	99.2	CPAC, Inc.'s Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	62