Form 10-Q
period 2003-06-30
CPAC INC
filed 2003-08-13
CIK 351717

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 144.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes [    ]      No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at June 30, 2003
Common Stock, $.01 par value	4,945,212

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
1,173,163

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets - June 30, 2003 (Unaudited), and March 31, 2003	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- Three Months Ended June 30, 2003, and June 30, 2002 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Three Months Ended June 30, 2003, and June 30, 2002 (Unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4.	Controls and Procedures.	18

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	19
Item 2.	Changes in Securities and Use of Proceeds.	19
Item 3.	Defaults Upon Senior Securities.	19
Item 4.	Submission of Matters to a Vote of Security Holders.	19
Item 5.	Other Information.	19
Item 6.	Exhibits and Reports on Form 8-K.	19
	SIGNATURE PAGE	21
	EXHIBIT INDEX	22

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	March 31, 2003 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 8,169,423	$ 9,866,539
Accounts receivable (net of allowance for doubtful accounts of $1,571,000 and $1,527,000, respectively)	11,444,203	11,721,979
Inventory, net	18,605,088	17,775,575
Prepaid expenses and other current assets	1,670,689	1,362,312
Deferred tax assets, current	1,043,790	957,790
Total current assets	40,933,193	41,684,195
Property, plant and equipment, net	16,824,055	17,010,568
Goodwill	192,426	192,426
Other intangible assets (net of amortization of $1,354,215 and $1,314,973, respectively)	1,036,683	1,073,967
Deferred tax assets, long-term	3,538,411	3,597,309
Investment in affiliate	2,974,990	1,741,727
Other assets	2,972,959	2,941,083
	$ 68,472,717	$ 68,241,275

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 700,016	$ 736,197
Accounts payable	4,788,054	5,016,870
Accrued payroll and related expenses	1,767,294	1,615,488
Accrued income taxes payable	322,186	84,189
Other accrued expenses and liabilities	2,121,570	2,277,772
Total current liabilities	9,699,120	9,730,516
Long-term debt, net of current portion	7,209,217	7,242,204
Other long-term liabilities	5,013,262	4,834,438
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,030,519 shares	50,305	50,305
Additional paid-in capital	9,605,984	9,605,984
Retained earnings	38,051,881	38,075,232
Accumulated other comprehensive income	(566,864)	(707,216)
	47,141,306	47,024,305
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	46,551,118	46,434,117
	$ 68,472,717	$ 68,241,275

Note: The balance sheet at March 31, 2003 has been taken from the audited financial statements as of that date and restated for the change in accounting for the investment in affiliate (see Note 3).

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED

JUNE 30, 2003 AND JUNE 30, 2002

UNAUDITED

	2003	2002
Net sales	$ 23,180,154	$ 24,621,678
Costs and expenses:
Cost of sales	12,678,406	13,370,645
Selling, administrative and engineering expenses	9,385,318	9,834,615
Research and development expense	168,282	164,978
Restructuring expenses	180,000
Interest expense	133,993	125,598
	22,545,999	23,495,836
Income before income tax, minority interests, equity in income (loss) of affiliate, and cumulative effect of change in accounting principle	634,155	1,125,842
Provision for income tax	177,000	374,000
Income before minority interests, equity income (loss), and cumulative effect of change in accounting principle	457,155	751,842
Minority interests	(52,819)	(41,115)
Equity in loss of affiliate	(81,414)	(9,217)
Income before cumulative effect of change in accounting principle	322,922	701,510
Cumulative effect of change in accounting principle		(6,281,251)
Net income (loss)	$ 322,922	$ (5,579,741)
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ 0.07	$ 0.14
Cumulative effect of change in accounting principle	$	$ (1.23)
Basic net income (loss) per share	$ 0.07	$ (1.09)
Diluted:
Before cumulative effect of change in accounting principle	$ 0.07	$ 0.14
Cumulative effect of change in accounting principle	$	$ (1.22)
Diluted net income per share	$ 0.07	$ (1.08)
Average common shares outstanding:
Basic	4,945,212	5,123,499
Diluted	4,947,012	5,143,508
Comprehensive income (loss):
Net income (loss)	$ 322,922	$ (5,579,741)
Other comprehensive income	125,675	103,112
Comprehensive income (loss)	$ 448,597	$ (5,476,629)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

JUNE 30, 2003 AND JUNE 30, 2002

UNAUDITED

	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 322,922	$ (5,579,741)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	618,533	608,361
Amortization of intangible assets	38,541	45,546
Minority interests in consolidated foreign subsidiaries	52,819	41,115
Equity in loss of affiliate	81,414	9,217
Cumulative effect of accounting change		6,281,251
Changes in assets and liabilities net of effects of business acquisitions:
Accounts receivable	296,812	(272,822)
Inventory	(798,566)	(361,236)
Accounts payable	(220,852)	451,298
Accrued expenses and liabilities	392,743	(236,053)
Other changes, net	(400,511)	(385,211)
Total adjustments	60,933	6,181,466
Net cash provided by operating activities	383,855	601,725
Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(404,036)	(461,891)
Investment in affiliate	(1,300,000)
Net cash used in investing activities	(1,704,036)	(461,891)
Cash flows from financing activities:
Repayment of long-term borrowings	(33,424)	(350,819)
Payment of cash dividends	(346,273)	(358,753)
Net cash used in financing activities	(379,697)	(709,572)
Effect of exchange rate changes on cash	2,762	1,401
Net decrease in cash and cash equivalents	(1,697,116)	(568,337)
Cash and cash equivalents -- beginning of period	9,866,539	7,991,834
Cash and cash equivalents -- end of period	$ 8,169,423	$ 7,423,497

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2003, Annual Report to Shareholders. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory is summarized as follows:

	June 30, 2003	March 31, 2003
Raw materials and purchased parts	$ 7,584,074	$ 7,251,465
Work-in-process	1,021,987	1,046,611
Finished goods	9,999,027	9,477,499
	$ 18,605,088	$ 17,775,575

3 -- INVESTMENT IN AFFILIATE

On April 8, 2003, the Company purchased an additional 21% ownership interest in TURA AG (TURA) of Duren, West Germany, for $1,300,000. Previously, the Company had purchased a 19% ownership interest for $1,890,742 in January 2002. Due to its cumulative ownership of 40%, the Company accounts for its investment under the equity method of accounting. Accounting Principles Board Opinion No. 18 requires use of the equity method of accounting, if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. The Company will record its equity in the income or losses of TURA on a three-month lag. The Company has recorded its equity investment on the consolidated balance sheet in "Investment in affiliate" and its share of the TURA earnings and losses as "Equity in income (loss) of affiliate" on the consolidated statements of operations.

As a result of the additional equity ownership, the Company has treated this transaction as a change in reporting entity and has restated the prior period's financial statements, as if the equity method had been utilized at inception. In addition, the purchase price to acquire the cumulative 40% ownership share exceeded the Company's proportionate share of TURA's net assets, and as such, has been allocated as follows:

	Unaudited Three Months Ended June 30,
	2003	2002
CPAC, Inc.'s proportionate share of TURA net assets	$ 650,020	$ 371,165
Property, plant and equipment	375,000	195,000
Supply contracts	344,000	469,000
Goodwill	1,605,970	847,230
Net investment	$ 2,974,990	$ 1,882,395

The difference between the purchase price for the Company's equity interests in TURA and the net investment balance shown above at June 30, 2003 and 2002 represents the Company's recognition of the proportionate share of TURA's net income (loss), amortization of the purchase price allocation, and foreign currency translation adjustments.

Summarized, financial information for TURA for the three months ended March 31, 2003 and 2002 is shown below:

	Unaudited Three Months Ended
	March 31, 2003	March 31, 2002
Condensed Statement of Operations:
Net revenue	$ 4,214,000	$ 6,639,000
Cost of sales	3,276,000	5,033,000
Operating expenses	1,120,000	1,322,000
Operating income (loss)	(182,000)	284,000
Interest expense	56,000	67,000
Taxes		74,000
Net income (loss)	$ (238,000)	$ 143,000

Condensed Balance Sheet:
Current assets	$ 7,205,000	$ 8,264,000
Non-current assets	3,913,000	3,229,000
	$ 11,118,000	$ 11,493,000

Current liabilities	$ 8,707,000	$ 9,049,000
Non-current liabilities	786,000	491,000
Shareholders' equity	1,625,000	1,953,000
	$ 11,118,000	$ 11,493,000

As required by APB No. 18, the change in accounting for the TURA investment requires restatement of prior period financial statements. The following table presents the restated prior quarter earnings and earnings per share, as if the equity method of accounting had been applied in the first quarter of fiscal 2002:

Unaudited Three Months Ended
June 30, 2002
Reported CPAC, Inc. net loss	$ (5,570,524)
Equity in income (loss) of TURA	(9,217)
Adjusted CPAC, Inc. net loss	$ (5,579,741)

Basic earnings per share before change in reporting entity:
Reported CPAC, Inc. basic earnings per common share	$ (1.09)
Equity in income (loss) of TURA	0
Adjusted CPAC, Inc. basic earnings per common share	$ (1.09)

Diluted earnings per share before change in reporting entity:
Reported CPAC, Inc. diluted earnings per common share	$ (1.08)
Equity in income (loss) of TURA	0
Adjusted CPAC, Inc. diluted earnings per common share	$ (1.08)

Reported CPAC, Inc. comprehensive loss	$ (5,468,281)
Equity in income (loss) of TURA	(9,217)
Adjusted CPAC, Inc. comprehensive loss	$ (5,477,498)

The following table shows the restatement impact on the March 31, 2003 balance sheet for the change in the accounting for the TURA investment:

Unaudited March 31, 2003

Investment in affiliate, as reported	$1,890,742
Investment in affiliate, as adjusted	1,741,727

Total assets, as reported	68,390,290
Total assets, as adjusted	68,241,275

Retained earnings, as reported	38,288,530
Retained earnings, as adjusted	38,075,232

Accumulated other comprehensive income, as reported	(771,499)
Accumulated other comprehensive income, as adjusted	(707,216)

Shareholders' equity, as reported	46,583,132
Shareholders' equity, as adjusted	46,434,117

Beginning in the Company's second quarter of fiscal 2004, the Company will recognize 40% of the income or loss of TURA, as it records its equity in TURA earnings on a three-month lag, adjusted for the purchase price allocation amortization. The amounts included in the quarters ended June 30, 2003 and 2002 represent 19% of the affiliate's losses, adjusted for the purchase price allocation of $36,250 in each quarter presented.

4 -- GUARANTEES

The Company guarantees the following debt and other obligations for some of its subsidiaries under agreements with banks:

            --  A standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

            --  A standby letter of credit issued by HSBC Bank is used by the Company to guarantee the Company's majority-owned subsidiary CPAC Asia Imaging Products Limited's 20 million baht line of credit (approximately $467,000 based on the first quarter conversion rate in Thailand). At June 30, 2003, the outstanding line of credit was $18,145.

            --  Standby letters of credit issued by HSBC Bank are used by the Company to guarantee the Company's majority-owned subsidiary CPAC Asia Imaging Products Limited's term note obligations. These obligations totaled approximately $867,000 at quarter end.

The Company has warranty obligations in connection with sales of its Imaging equipment. The warranty period generally ranges from 6 to 12 months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2003 to June 30, 2003 was as follows (in thousands):

Accrued warranty obligations at March 31, 2003	$31
Accrued warranty experience April 1 to June 30, 2003	(1)
April 1 to June 30, 2003 warranty provisions	4
Accrued warranty obligations at June 30, 2003	$34

5 -- IMAGING RESTRUCTURING

As previously disclosed, the Company announced on May 28, 2003 that it was consolidating its domestic manufacturing of imaging chemicals into its Norcross, Georgia, facility and that it would be curtailing manufacturing at its St. Louis, Missouri, facility during the second quarter of the fiscal year ending March 31, 2004. The physical move of manufacturing is still targeted for the September -- October 2003 timeframe with complete consolidation expected early in the fourth quarter. The majority of the 26 employees at its St. Louis facility will be given severance packages upon curtailing of operations.

The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" effective January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal plan be recognized when the liability is incurred. Under SFAS No. 146, an exit or disposal plan exists when the following criteria are met:

            --  Management having the authority to approve the action commits to a plan of termination.

            --  The plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date.

            --  The plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated.

            --  Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. In cases where employees are required to render service until they are terminated in order to receive termination benefits, a liability for termination benefits is recognized ratably over the future, service period.

During the first quarter of 2004, the Company began to implement its restructuring plan. Some of the employees affected by these restructuring efforts were offered severance packages, as appropriate, which included various financial components. To be eligible for severance benefits under the Imaging Restructuring plan, employees were required to render services until a specific date. Of the Company's total restructuring plan initiatives, certain components of these initiatives have met the criteria under SFAS No. 146. The total costs expected to be incurred for the components of the restructuring plan are approximately $1,250,000, of which approximately $180,000 was accrued during the first quarter of 2004.

The table below summarizes the total costs expected to be incurred for the components of the restructuring plan, which have met the criteria described in SFAS No. 146, the costs incurred to date, the balance of the accrued restructuring expenses, and the movement in that accrual, as of and for the three months ended June 30, 2003 (in thousands):

Cost Summary	Total Costs Expected To Be Incurred	Costs Incurred To Date	Payment
Severance pay and benefits	$ 665,000	$ 168,000	0
Other direct costs	685,000	12,000	0
Total	$ 1,350,000	$ 180,000	0

6 -- STOCK-BASED COMPENSATION

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25. Accordingly, no expense is charged to net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table illustrates the effect on net income and earnings per share, as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based, employee compensation.

	Three Months Ended June 30,
	2003	2002
Net income (loss) as reported	$ 322,922	$ (5,579,741)
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	16,000	19,000
Proforma net income (loss)	$ 306,922	$ (5,598,741)
Net income (loss) per common share:
Basic -- as reported	$0.07	$(1.09)
Basic -- proforma	$0.06	$(1.09)
Diluted -- as reported	$0.07	$(1.08)
Diluted -- proforma	$0.06	$(1.09)

The fair value of these options were estimated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for June 30, 2003 and June 30, 2002:

	June 30, 2003	June 30, 2002
Expected life	4.7 years	5.0 years
Historical volatility	24%	38%
Risk-free rate of return	2.3%	4.6% -- 5.0%
Expected dividend yield	5.3%	4.4%
Annual forfeiture rate	0%	0%

There have been no charges to income in any of the periods above in connection with these options other than incidental expenses related to options.

7 -- EARNINGS PER SHARE

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

	Three Months Ended June 30,
	2003	2002
Basic weighted average number of shares outstanding	4,945,212	5,123,499
Effect of dilutive stock options	1,800	20,009
Dilutive shares outstanding	4,947,012	5,143,508

Unexercised stock options to purchase 1,107,792 and 612,686 shares of the Company's common stock as of June 30, 2003 and 2002, respectively, were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2003, are still outstanding at the end of the period.

8 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

9 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands segment and the CPAC Imaging (Imaging) segment. Information concerning the Company's business segments' net sales and income before income taxes, minority interests, equity in income (loss) of affiliate, and cumulative effect of change in accounting principle for the quarter and three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,
	2003	2002
Net sales to customers:
Fuller Brands	$ 14,351,801	$ 15,026,653
Imaging	8,828,353	9,595,025
Total net sales to customers	$ 23,180,154	$ 24,621,678
Operating income:
Fuller Brands	$ 971,658	$ 919,764
Imaging	(158,932)	359,366
	812,726	1,279,130
Corporate loss	(44,578)	(27,690)
Interest expense, net	(133,993)	(125,598)
Income before income taxes, minority interests, equity in income (loss) of affiliate, and cumulative effect of change in accounting principle	$ 634,155	$ 1,125,842

Sales between segments are not material.

Information concerning the Company's business segments' identifiable assets at June 30, 2003 and March 31, 2003 are as follows:

	June 30, 2003	March 31, 2003
Identifiable assets:
Fuller Brands	$ 29,392,519	$ 30,622,190
Imaging	27,111,733	25,100,604
Total identifiable assets of the segment	56,504,252	55,722,794
Corporate short-term investments	5,935,312	5,752,040
Deferred income tax assets	4,582,201	4,555,099
Other corporate assets	1,450,952	2,211,342
Total consolidated assets	$ 68,472,717	$ 68,241,275

10 -- ADOPTION OF SFAS NO. 142

On April 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The pronouncement required an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. In connection with adoption of SFAS No. 142, the Company completed in the first quarter of fiscal 2003 the impairment test for goodwill. To determine potential impairment, fair value of the applicable business units was determined by computing the present value of expected future cash flows. The effect was to reduce the carrying value of goodwill by approximately $6.3 million, net of income tax benefit of $4.2 million, or $1.22 per diluted share. The impairment adjustment was related to the Fuller Brand's Cleaning Technologies Group (CTG) operation, acquired in fiscal 1998, and was a result of a combination of factors, including operating performance, as well as new measurement techniques and methodologies as prescribed by SFAS No. 142. The adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statements of operations and comprehensive income for the three months ended June 30, 2003. The income tax benefit realized, netted with the previously recognized deferred tax credit, resulted in the recording of a long-term deferred tax asset upon adoption. This asset has been grouped with other long-term deferred tax assets on the Company's consolidated balance sheet.

A summary of changes in the Company's goodwill during the three months ended June 30, 2003, by segment is as follows (in thousands):

	March 31, 2003	June 30, 2003
Fuller Brands	$ 0	$ 0
Imaging	193	193
Total	$ 193	$ 193

At June 30, 2003 and March 31, 2003, amortizable intangibles consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The cost pertaining to this intangible at June 30, 2003 and March 31, 2003 was $2,250,000, while accumulated amortization at June 30, 2003 and March 31, 2003 were $1,237,500 and 1,200,000, respectively.

11 -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and requires companies to recognize a liability for costs associated with an exit or disposal activity when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan (as required under EITF No. 94-3). The pronouncement, effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application allowed, did impact the Company's reported results of operations and financial position for the three months ended June 30, 2003 (see Note 7).

In December 2002, SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB No. 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. It also amends disclosure requirements of SFAS No. 123 requiring disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of this statement are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. At this time, the pronouncement is not expected to have any impact on the Company's reported results of operations and financial position as the Company continues to account for its stock compensation plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 5).

In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the Company's financial statements for the year ended March 31, 2003 (see Note 4).

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21 ("EITF No. 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to separate units of accounting in the arrangement. The Company is required to adopt EITF No. 00-21 for all revenue arrangements entered into beginning August 1, 2003. Adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company does not expect adoption to have a material impact on the Company's consolidated financial statements.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company beginning July 1, 2003. The Company does not expect this pronouncement to have a material impact on the Company's consolidated financial statements.

12 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

13 -- RECLASSIFICATION

Certain March 31, 2003 financial statement and related footnote amounts have been reclassified to conform to the June 30, 2003 presentation.

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

The Company's financial results for the quarter ended June 30, 2003 include a $0.02 a diluted share charge for the Imaging restructuring initiative (see Note 5), as well as $0.02 a diluted share expense for its share of equity earnings (losses) from investment in TURA, now required to be recognized due to the change in accounting, as a result of its increased ownership (see Note 3).

The Company's financial results for the quarter ended June 30, 2002 reflect the adoption of SFAS No. 142 during the Company's first quarter of fiscal 2003. Adoption included the recording of a one-time, non-cash expense of $6,281,251, net of a tax benefit of $4,188,000, or $1.22 per diluted share. The adjustment related to the Fuller Brands segment's Cleaning Technologies Group (CTG) investment in fiscal 1998, whose goodwill was determined to be impaired, based on calculating the present value of future, discounted cash flows. CTG had been impacted by several factors, including continued, reduced operating performance, since it was acquired (see Note 10).

The Company's net sales decreased 5.9% for the quarter ended June 30, 2003, as compared to the comparable quarter last year. For the Fuller Brands segment, net sales decreased 4.5% for the first quarter, as compared to the comparable quarter last year. The Fuller Brands segment decrease was primarily a result of a decline in the Stanley Home Products division's business, mitigated somewhat by increases in Fuller's National Account business. In the Imaging segment, net sales decreased 8.0% for the first quarter, as compared to the comparable quarter last year. Continued softness in both the domestic and worldwide photographic industry, coupled with declines experienced in the domestic, medical imaging market, have made future growth prospects uncertain.

Consolidated gross margins were 45.3% for this quarter versus 45.0% for the year ended March 31, 2003, and 45.7% for the same quarter last year. Gross margins in the Fuller Brands segment were 49.9%, 50.3%, and 51.5% respectively, for the quarter ended June 30, 2003, the year ended March 31, 2003, and the quarter ended June 30, 2002. Declines from the comparable quarter last year reflect reduced Stanley Home Products sales, which have high gross margins, supported by higher sales and marketing costs. Gross margins in the Imaging segment were 37.8%, 37.5%, and 36.5%. While margins are slightly higher than those experienced in the first quarter last year, this is primarily a function of product mix sold in this year's quarter versus last year's quarter. Competitive pressures in the domestic medical and photographic imaging marketplace are expected to continue to impact gross margins in the future with cost containment efforts, such as the Imaging Restructuring initiative, taking on greater importance for the remainder of the fiscal year. Digital technology appears to be affecting the Company's domestic imaging operations, although its exact impact remains uncertain at this time.

Consolidated selling, administrative, and engineering costs this quarter, prior to the Imaging restructuring charge, were 40.5% of net sales, versus 40.5% for the year ended March 31, 2003, versus 40.1% for the same quarter last year. For the Fuller Brands segment, selling, administrative, and engineering expenses for the quarter were 42.2% of net sales, as compared to 44.4% and 44.6%. Part of the reason for the decrease over prior periods is a function of the decline in Stanley Home Products sales, which have higher sales and marketing costs, and cost containment efforts in the Cleaning Technologies Group's business being realized. In the Imaging segment, selling, administrative, and engineering costs for the quarter ended June 30, 2003, prior to the Imaging restructuring charge, were 37.2% of net sales, as compared to 34.2% and 32.8% for the year ended March 31, 2003 and the quarter ended June 30, 2002, respectively. This increase in selling, general and engineering expenses as a percentage of net sales over prior periods demonstrates the urgency with which the segment has to reduce its fixed expenses, in relation to present sales levels. As described later under "Imaging Restructuring," the combination of the segment's domestic chemical manufacturing plants is expected to eliminate duplicate costs in the two operations and provide cost savings once the initiative is complete. However, significant expenses of approximately $1,070,000 will be recognized over the remainder of fiscal 2004 to achieve the future savings.

Net interest expense (interest expense less interest income) for the quarter ended June 30, 2003 increased, as compared to the first quarter ended June 30, 2002. The increase was caused by a decrease in interest income, due to reduced consolidated cash available for investing.

The provision for income taxes, as a percentage of income before minority interests, equity income (loss), and cumulative effect of change in accounting principle was 27.9% for the quarter June 30, 2003 as compared to 30.8% for the year ended March 31, 2003, as compared to 33.2% for the quarter ended June 30, 2002. The decrease in effective rate from previous periods is a function of increased CPAC Asia Imaging Products Limited (CPAC Asia) earnings realizing the benefits of its seven-year tax holiday, as well as lower state taxes due to reduced, domestic earnings. The Company has modified the presentation of its consolidated statement of operations beginning this quarter, due to the materiality of its minority interest in CPAC Asia and equity in income (losses) of TURA and has reclassed certain items for comparability. This presentation, while not changing total income tax expense reported in previous periods, has had the impact of lowering the calculated, effective income tax rate percentage with those presented in previous filings. The effective tax rates presented above are calculated under the new presentation method.

Net income for the quarter ended June 30, 2003, as compared to the net loss for the corresponding quarter ended June 30, 2002, increased significantly due to the SFAS No. 142 $6.3 million impairment charge taken during the comparable quarter last year. Income before cumulative effect of change in accounting principle decreased approximately $378,000 or seven cents a diluted share, as compared to the previous year's quarter, due to the sales decline experienced in both segments, as well as the Imaging Restructuring expenses accrued, and the recognition of equity in the loss of its affiliate, described previously.

Foreign Operations

Combined net sales for the Company's operations in Thailand, Africa, Belgium, and Italy for the first quarter, as compared to last year, increased approximately $143,000, or 5% net, after currency conversion. CPAC Europe and Italia net sales combined decreased 17.9% in local currency, due in part to the worldwide slowdown in traveling and picture taking in Europe and surrounding regions, as a result of the Iraqi conflict and SARS. CPAC Asia's business remained strong however, as their net sales, after removing currency impact, increased approximately $100,000 or 10%.

Combined pretax profits, prior to minority interests and equity in earnings (losses) of TURA, increased approximately $30,000 or 10%, due in part to favorable currency conversion rates. In local currency, CPAC Europe and Italia's pretax profits combined were down approximately 27%, while CPAC Asia's pretax profits were up both in U.S. dollars and local currency in excess of 25%.

As disclosed in Note 3, the Company increased its ownership equity in TURA AG to 40% during the first quarter, and will now record its proportionate share of the TURA income or losses. Similar to the Company's operations in Belgium and Italy, TURA's operations have been impacted by the worldwide Imaging slowdown, with revenue growth forecasts for the remainder of the fiscal year, uncertain. In addition, the strengthening of the Euro has impacted the pricing of many of TURA's products making for an extremely competitive marketplace. TURA continues to evaluate its cost structure in light of sluggish revenue growth and has continued to reduce fixed costs wherever possible. Despite the economic pressures impacting TURA, the Company believes that providing its Imaging customers with TURA film and paper, as a complement to CPAC Imaging chemicals and equipment, supports its strategy of being a total service provider to Imaging customers, on par with global competitors. Although the financial benefits have not been realized as quickly as anticipated, the Company's increased investment during the quarter demonstrates the key role TURA is expected to play in the long-term strategy of the Imaging segment.

Imaging Restructuring

As previously disclosed, the Company announced on May 28, 2003 that it was consolidating its domestic manufacturing of imaging chemicals into its Norcross, Georgia, facility and that it would be curtailing manufacturing at its St. Louis, Missouri, facility during the second quarter of the fiscal year ending March 31, 2004. The decision to restructure was a result of improvements in manufacturing efficiencies and shifts to production of highly concentrated chemical formulations leaving excess capacity and the need to eliminate duplicate overhead functions. The Company expects annual savings of $1.0 to $1.2 million upon the completion of the restructuring plan (expected to occur during the fourth quarter of fiscal 2004).

During this quarter, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in conjunction with this Plan. The costs associated with the restructuring will primarily be severance for the majority of the 26 employees at the St. Louis facility and other direct costs related to the physical move of the manufacturing, which is expected to occur in the September - October 2003 timeframe, with complete consolidation expected early in the fourth quarter. To be eligible for severance benefits under the Imaging Restructuring plan, employees were required to render services until a specific date. Of the costs comprising the plan, certain components met the criteria under SFAS

No. 146. The total costs expected to be incurred related to the plan, the actual costs incurred to date, the balance of the accrued restructuring expenses, and the movement in that accrual, as of and for the three months ended June 30, 2003, are summarized in the following table:

Cost Summary	Total Costs Expected To Be Incurred	Costs Incurred To Date	Payment
Severance pay and benefits	$ 665,000	$ 168,000	0
Other direct costs	685,000	12,000	0
Total	$ 1,350,000	$ 180,000	0

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Three Months Ended June,
	2003	2002
Cash provided by (used in):
Operating activities	$ 384	$ 602
Investing activities	(1,704)	(462)
Financing activities	(380)	(709)
Currency impact on cash	3	1
Net decrease in cash and cash equivalents	$ (1,697)	$ (568)

Net cash provided by operating activities

Consolidated net cash provided by operating activities decreased for the quarter ended June 30, 2003, versus the comparable period last year, due to lower sales and profits (exclusive of the cumulative effect accounting change).

Net cash used in investing activities

Consolidated net cash used in investing activities increased for quarter ended June 30, 2003, versus the comparable period last year, due primarily to the Company's additional $1,300,000 equity investment in TURA.

Net cash used in financing activities

Consolidated cash used in financing activities decreased for the quarter ended June 30, 2003 versus the quarter ended June 30, 2002, due primarily to greater debt reduction in the Company's foreign operations during last year's quarter.

The following table presents working capital information at June 30, 2003, March 31, 2003 and June 30, 2002:

	June 30, 2003	March 31, 2003	June 30, 2002
Working capital (in thousands)	$ 31,234	$ 31,954	$ 30,958
Working capital ratio	4.22 to 1	4.28 to 1	3.85 to 1
Receivable days outstanding	45.5 days	47.8 days	49.4 days
Annual inventory turns	2.8 times	3.0 times	3.0 times

The Company has a line of credit agreement with Bank of America, which provides for a $20,000,000 maximum borrowing capacity, interest at LIBOR plus 1.25% to 2.00% based on a ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation, and amortization expense) parameters and various financial covenants to be met. The Agreement matures on October 31, 2004. The Company was in compliance with all covenants as of June 30, 2003. At June 30, 2003, March 31, 2003, and June 30, 2002, the Company had not borrowed on the line of credit. The Agreement also contains a $6.2 million letter of credit facility, which the Company uses to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company's majority owned subsidiary, CPAC Asia Imaging Products Limited, has a line of credit with an international bank of 20 million baht (approximately $467,000 based on the first-quarter conversion rate in Thailand). Interest is payable at prime (prime rate in Thailand was 8.75% at the end of the first quarter) with the line collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. At June 30, 2003, CPAC Asia Imaging Products Limited had borrowed $18,145 on the line of credit.

Management believes that its existing available lines of credit and cash flows from operations will be adequate to meet normal working capital needs, based on operations as of June 30, 2003.

Critical Accounting Policies and Estimates

The accompanying unaudited interim financial statements and footnotes presented have been prepared by the Company and contain information that is pertinent to management's discussion and analysis of financial condition and results of operations. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates and assumptions.

The Company continues to follow the critical accounting policies and estimates as disclosed in the Company's March 31, 2003 Annual Report to Shareholders in preparing the interim financial statements for the three months ended June 30, 2003. Management's assumptions and judgements have not changed significantly from that previously disclosed.

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

The Future Factors that may affect the operations, performance and results of the Company's business include the following:

a.	general economic and competitive conditions in the markets and countries in which the Company operates;
b.

risk inherent in international operations including, but not limited to, safeguarding of assets such as cash, inventories, and property, plant and equipment, as well as protection of other intellectual properties;

c.	the level of competition and consolidation within the commercial cleaning supply industry;
d.	the impact of Kmart Corporation's Post-Chapter 11 business operations on Cleaning Technologies Group's business;
e.	the effect of changes in the distribution channels for Fuller Brands;
f.	the ability to increase volume through the Great Bend manufacturing plant to absorb fixed overhead;
g.	the ability to increase recruitment of independent sales representatives for the Stanley Home Products business;
h.	the level of demand for the Company's Imaging products and the impact of digital imaging;
i.	the ability to leverage the Company's increased investment in TURA AG to produce increased sales of photochemicals and paper;
j.

the strength of the U.S. dollar against currencies of other countries where the Company operates, as well as cross-currencies between the Company's operations outside of the U.S. and other countries with which it transacts business;

k.	changes in business, political and economic conditions, and the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action; and
l.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in the Company's assessment of its sensitivity to interest rate or foreign currency risks since its disclosure in Item 7(a) of the Company's Form 10-K for the year ended March 31, 2003.

Item 4.     CONTROLS AND PROCEDURES.

Management, with the participation of the Company's chief executive officer and chief financial officer, has concluded that, based upon its evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (Form 10-Q), such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of the Company's chief executive and chief financial officers, has concluded that there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings. None
Item 2.	Changes in Securities and Use of Proceeds. None
Item 3.	Defaults Upon Senior Securities. None
Item 4.	Submission of Matters to a Vote of Security Holders None
Item 5.	Other Information. None
Item 6.	Exhibits and Reports on Form 8-K.

a.   Exhibits as required by Item 601 of Regulation S-K.

The following Exhibits, as applicable, are attached to this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the certification pages and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession -- Not applicable
(3) Articles of Incorporation, By-laws
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
(10) Material contracts
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

19
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
(23) Consents of experts and counsel -- Not applicable
(24) Power of attorney -- Not applicable
(31) Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer
(32) Section 1350 Certifications
(99) Additional exhibits-- Not applicable
b. Reports Filed on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPAC, INC.
(Registrant)

Date August 13, 2003	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date August 13, 2003	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date August 13, 2003	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	Articles of incorporation, By-laws
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

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	23
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	24
32.	Section 1350 Certifications		25