Form 10-Q
period 2003-09-30
CPAC INC
filed 2003-11-13
CIK 351717

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes [    ]      No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at September 30, 2003
Common Stock, $.01 par value	4,945,212

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
1,175,038

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets - September 30, 2003 (Unaudited), and March 31, 2003	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- Six Months Ended September 30, 2003, and September 30, 2002 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- Three Months Ended September 30, 2003, and September 30, 2002 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Six Months Ended September 30, 2003, and September 30, 2002 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20
Item 4.	Controls and Procedures.	20

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	21
Item 2.	Changes in Securities and Use of Proceeds.	21
Item 3.	Defaults Upon Senior Securities.	21
Item 4.	Submission of Matters to a Vote of Security Holders.	21
Item 5.	Other Information.	21
Item 6.	Exhibits and Reports on Form 8-K.	21
	SIGNATURE PAGE	23
	EXHIBIT INDEX	24

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	March 31, 2003 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 8,250,237	$ 9,866,539
Accounts receivable (net of allowance for doubtful accounts of $1,675,000 and $1,527,000, respectively)	12,490,053	11,721,979
Inventory, net	17,612,089	17,775,575
Prepaid expenses and other current assets	1,853,027	1,362,312
Deferred tax assets, current	1,160,790	957,790
Total current assets	41,366,196	41,684,195
Property, plant and equipment, net	16,787,158	17,010,568
Goodwill	192,426	192,426
Other intangible assets (net of amortization of $1,395,618 and $1,314,973, respectively)	1,000,854	1,073,967
Deferred tax assets, long-term	3,512,668	3,597,309
Investment in affiliate	2,943,067	1,741,727
Other assets	2,874,799	2,941,083
	$ 68,677,168	$ 68,241,275

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 595,602	$ 736,197
Accounts payable	4,874,182	5,016,870
Accrued payroll and related expenses	1,716,187	1,615,488
Accrued income taxes payable	1,336	84,189
Other accrued expenses and liabilities	2,587,923	2,277,772
Total current liabilities	9,775,230	9,730,516
Long-term debt, net of current portion	7,200,914	7,242,204
Other long-term liabilities	5,244,546	4,834,438
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,030,519 shares	50,305	50,305
Additional paid-in capital	9,605,984	9,605,984
Retained earnings	37,569,245	38,075,232
Accumulated other comprehensive income	(178,868)	(707,216)
	47,046,666	47,024,305
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	46,456,478	46,434,117
	$ 68,677,168	$ 68,241,275

Note: The balance sheet at March 31, 2003 has been taken from the audited financial statements as of that date and restated for the change in accounting for the investment in affiliate (see Note 3).

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

UNAUDITED

	2003	2002
Net sales	$ 46,712,483	$ 48,408,124
Costs and expenses:
Cost of sales	25,908,117	26,511,132
Selling, administrative and engineering expenses	19,092,016	19,285,742
Research and development expense	341,001	351,960
Restructuring expenses	597,029
Interest expense	259,448	260,784
	46,197,611	46,409,618
Income before income tax, minority interests, equity in loss of affiliate, and cumulative effect of change in accounting principle	514,872	1,998,506
Provision for income tax	51,000	735,000
Income before minority interests, equity in loss of affiliate, and cumulative effect of change in accounting principle	463,872	1,263,506
Minority interests	(98,026)	(30,077)
Equity in loss of affiliate	(179,287)	(70,943)
Income before cumulative effect of change in accounting principle	186,559	1,162,486
Cumulative effect of change in accounting principle		(6,281,251)
Net income (loss)	$ 186,559	$ (5,118,765)
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ 0.04	$ 0.23
Cumulative effect of change in accounting principle	$	$ (1.23)
Basic net income (loss) per share	$ 0.04	$ (1.00)
Diluted:
Before cumulative effect of change in accounting principle	$ 0.04	$ 0.23
Cumulative effect of change in accounting principle	$	$ (1.22)
Diluted net income (loss) per share	$ 0.04	$ (1.00)
Average common shares outstanding:
Basic	4,945,212	5,122,429
Diluted	4,965,612	5,138,067
Comprehensive income (loss):
Net income (loss)	$ 186,559	$ (5,118,765)
Other comprehensive income	530,348	702,368
Comprehensive income (loss)	$ 716,907	$ (4,416,397)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

UNAUDITED

	2003	2002
Net sales	$ 23,532,329	$ 23,786,446
Costs and expenses:
Cost of sales	13,229,711	13,140,487
Selling, administrative and engineering expenses	9,706,698	9,451,127
Research and development expense	172,719	186,982
Restructuring expenses	417,029
Interest expense	125,455	135,186
	23,651,612	22,913,782
Income (loss) before income tax, minority interests, equity in loss of affiliate, and cumulative effect of change in accounting principle	(119,283)	872,664
Provision (benefit) for income tax	(126,000)	361,000
Income (loss) before minority interests, equity in loss of affiliate, and cumulative effect of change in accounting principle	6,717	511,664
Minority interests	(45,207)	11,038
Equity in loss of affiliate	(97,873)	(61,726)
Income (loss) before cumulative effect of change in accounting principle	(136,363)	460,976
Cumulative effect of change in accounting principle
Net income (loss)	$ (136,363)	$ 460,976
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ (0.03)	$ 0.09
Cumulative effect of change in accounting principle	$	$
Basic net income (loss) per share	$ (0.03)	$ 0.09
Diluted:
Before cumulative effect of change in accounting principle	$ (0.03)	$ 0.09
Cumulative effect of change in accounting principle	$	$
Diluted net income per share	$ (0.03)	$ 0.09
Average common shares outstanding:
Basic	4,945,212	5,121,359
Diluted	4,984,212	5,132,626
Comprehensive income:
Net income (loss)	$ (136,363)	$ 460,976
Other comprehensive income	387,996	599,256
Comprehensive income	$ 251,633	$ 1,060,232

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

UNAUDITED

	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 186,559	$ (5,118,765)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,253,395	1,254,681
Amortization of intangible assets	77,087	82,838
Minority interests in consolidated foreign subsidiaries	98,026	30,077
Equity in loss of affiliate	179,287	70,943
Cumulative effect of accounting change		6,281,251
Changes in assets and liabilities net of effects of business acquisitions:
Accounts receivable	(683,066)	(183,602)
Inventory	283,355	(618,467)
Accounts payable	(109,514)	715,768
Accrued expenses and liabilities	29,526	(375,554)
Other changes, net	51,445	(274,218)
Total adjustments	1,179,541	6,983,717
Net cash provided by operating activities	1,366,100	1,864,952
Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(915,731)	(1,000,250)
Investment in affiliate	(1,300,000)
Net cash used in investing activities	(2,215,731)	(1,000,250)
Cash flows from financing activities:
Common stock repurchase		(196,662)
Repayment of long-term borrowings	(83,298)	(139,520)
Payment of cash dividends	(692,546)	(717,506)
Net cash used in financing activities	(775,844)	(1,053,688)
Effect of exchange rate changes on cash	9,173	5,586
Net decrease in cash and cash equivalents	(1,616,302)	(183,400)
Cash and cash equivalents -- beginning of period	9,866,539	7,991,834
Cash and cash equivalents -- end of period	$ 8,250,237	$ 7,808,434

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2003 Annual Report to Shareholders. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory net of reserves is summarized as follows:

	September 30, 2003	March 31, 2003
Raw materials and purchased parts	$ 7,087,802	$ 7,251,465
Work-in-process	999,971	1,046,611
Finished goods	9,524,316	9,477,499
	$ 17,612,089	$ 17,775,575

3 -- INVESTMENT IN AFFILIATE

On April 8, 2003 the Company purchased an additional 21% ownership interest in TURA AG (TURA) of Duren, West Germany, for $1,300,000. Previously, the Company had purchased a 19% ownership interest for $1,890,742 in January 2002. Due to its cumulative ownership of 40%, the Company accounts for its investment under the equity method of accounting. Accounting Principles Board Opinion No. 18 requires use of the equity method of accounting, if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. The Company records its equity in the income or losses of TURA on a three-month lag. The Company has recorded its equity investment on the consolidated balance sheets in "Investment in affiliate" and its share of the TURA earnings and losses as "Equity in loss of affiliate" on the consolidated statements of operations.

As a result of the additional equity ownership, the Company has treated this transaction as a change in reporting entity and has restated the prior period's financial statements, as if the equity method had been utilized at inception. In addition, the purchase price to acquire the cumulative 40% ownership share exceeded the Company's proportionate share of TURA's net assets and, as such, has been allocated as follows:

	Unaudited Six Months Ended September 30,
	2003	2002
CPAC, Inc.'s proportionate share of TURA net assets	$ 685,077	$ 385,449
Property, plant and equipment	365,000	190,000
Supply contracts	312,500	437,500
Goodwill	1,580,490	847,480
Net investment	$2,943,067	$1,860,429

The difference between the purchase price for the Company's equity interests in TURA and the net investment balance shown above at September 30, 2003 and 2002 represents the Company's recognition of the proportionate share of TURA's net income (loss), amortization of the purchase price, and foreign currency translation adjustments.

Summarized, financial information for TURA for the three and six months ended September 30, 2003 and 2002 is shown below:

Unaudited Three Months Ended			Unaudited Six Months Ended
September 30, 2003	September 30, 2002		September 30, 2003	September 30, 2002
Condensed Statement of Operations:
Net revenue	$ 4,169,000	$ 6,492,000	$ 8,383,000	$ 13,131,000
Cost of sales	3,245,000	5,130,000	6,521,000	10,163,000
Operating expenses	947,000	1,349,000	2,067,000	2,672,000
Operating income (loss)	(23,000)	13,000	(205,000)	296,000
Interest expense	120,000	112,000	176,000	179,000
Taxes		35,000		109,000
Net income (loss)	$ (143,000)	$ (134,000)	$ (381,000)	$ 8,000

Condensed Balance Sheet:
Current assets			$ 8,496,000	$ 9,875,000
Non-current assets			4,041,000	3,560,000
			$ 12,537,000	$ 13,435,000

Current liabilities			$ 9,261,000	$ 10,880,000
Non-current liabilities			1,563,000	526,000
Shareholders' equity			1,713,000	2,029,000
			$ 12,537,000	$ 13,435,000

As required by APB No. 18, the change in accounting for the TURA investment requires restatement of prior period financial statements. The following table presents the restated prior quarter earnings and earnings per share, as if the equity method of accounting had been applied for the three and six months ended September 30, 2002:

Unaudited Three Months Ended		Unaudited Six Months Ended
September 30, 2002		September 30, 2002
Reported CPAC, Inc. net income (loss)	$ 522,702	$ (5,047,822)
Equity in loss of TURA	(61,726)	(70,943)
Adjusted CPAC, Inc. net income (loss)	$ 460,976	$ (5,118,765)

Basic earnings per share before change in reporting entity:
Reported CPAC, Inc. basic earnings per common share	$ 0.10	$ (0.99)
Equity in loss of TURA	(0.01)	(0.01)
Adjusted CPAC, Inc. basic earnings per common share	$ 0.09	$ (1.00)

Diluted earnings per share before change in reporting entity:
Reported CPAC, Inc. diluted earnings per common share	$ 0.10	$ (0.98)
Equity in loss of TURA	(0.01)	(0.01)
Adjusted CPAC, Inc. diluted earnings per common share	$ 0.09	$ (1.00)

Reported CPAC, Inc. comprehensive income (loss)	$ 1,082,198	$ (4,386,083)
Equity in loss of TURA	(61,726)	(70,943)
Other comprehensive income of TURA	39,760	40,629
Adjusted CPAC, Inc. comprehensive income (loss)	$ 1,060,232	$ (4,416,397)

The following table shows the restatement impact on the March 31, 2003 balance sheet for the change in the accounting for the TURA investment:

Unaudited March 31, 2003

Investment in affiliate, as reported	$1,890,742
Investment in affiliate, as adjusted	1,741,727

Total assets, as reported	68,390,290
Total assets, as adjusted	68,241,275

Retained earnings, as reported	38,288,530
Retained earnings, as adjusted	38,075,232

Accumulated other comprehensive income, as reported	(771,499)
Accumulated other comprehensive income, as adjusted	(707,216)

Shareholders' equity, as reported	46,583,132
Shareholders' equity, as adjusted	46,434,117

Beginning in the Company's second quarter of fiscal 2004, the Company recognized 40% of the income or loss of TURA, as it records its equity in TURA earnings on a three-month lag, adjusted for the purchase price amortization of $41,250. The amounts included in previous quarters represented 19% of the affiliate's losses, adjusted for the purchase price amortization of $36,250 in each quarter presented.

4 -- GUARANTEES

The Company guarantees the following debt and other obligations for some of its subsidiaries under agreements with banks:

            *  A standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

            *  A standby letter of credit issued by HSBC Bank is used by the Company to guarantee the Company's majority-owned subsidiary CPAC Asia Imaging Products Limited's 20 million baht line of credit (approximately $476,000 based on the second quarter conversion rate in Thailand). At September 30, 2003, the outstanding line of credit was zero.

            *  Standby letters of credit issued by HSBC Bank are used by the Company to guarantee the Company's majority-owned subsidiary CPAC Asia Imaging Products Limited's term note obligations. These obligations totaled approximately $825,000 at quarter end.

The Company has warranty obligations in connection with sales of its Imaging equipment. The warranty period generally ranges from 6 to 12 months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2003 to September 30, 2003 was as follows (in thousands):

Accrued warranty obligations at March 31, 2003	$ 31
Accrued warranty experience April 1 to September 30, 2003	(7)
April 1 to September 30, 2003 warranty provisions	8
Accrued warranty obligations at September 30, 2003	$ 32

5 -- IMAGING RESTRUCTURING

As previously disclosed, the Company announced on May 28, 2003 that it was consolidating its domestic manufacturing of imaging chemicals into its Norcross, Georgia, facility and that it would be curtailing manufacturing at its St. Louis, Missouri, facility during the second quarter of the fiscal year ending March 31, 2004. Manufacturing was moved in September with complete consolidation expected early in the fourth quarter. Upon exiting, the Company anticipates selling the St. Louis facility, which, at September 30, 2003, had a combined land and building net book value of approximately $1,250,000. The majority of the 26 employees at this location were given severance packages during the second quarter upon curtailment of operations.

The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal plan be recognized when the liability is incurred. Under SFAS No. 146, an exit or disposal plan exists when the following criteria are met:

            *  Management having the authority to approve the action commits to a plan of termination.

            *  The plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date.

            *  The plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated.

            *  Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. In cases where employees are required to render service until they are terminated in order to receive termination benefits, a liability for termination benefits is recognized ratably over the future service period.

During the first and continuing through the second quarter of 2004, the Company implemented its restructuring plan. Some of the employees affected by these restructuring efforts were offered severance packages as appropriate, which included various financial components. To be eligible for severance benefits under the Imaging Restructuring plan, employees were required to render services until a specific date. Of the Company's total restructuring plan initiatives, certain components of these initiatives have met the criteria under SFAS No. 146. The total costs expected to be incurred for severance pay and benefits and other direct costs of the restructuring plan are approximately $1,375,000 of which approximately $417,000 was expensed during the second quarter, and $597,000 for the six months ended September 30, 2003.

The table below summarizes the total costs accrued and paid under the criteria described in SFAS No. 146 for the three and six months ended September 30, 2003 (in thousands):

	Severance Pay and Benefits Reserve	Unaudited Other Direct Costs Reserve	Total
First Quarter Fiscal 2004 Charges	$ 168,000	$ 12,000	$ 180,000
First Quarter Fiscal 2004 Utilization	0	0	0
June 30, 2003 Balance	168,000	12,000	180,000
Second Quarter Fiscal 2004 Charges	294,000	123,000	417,000
Second Quarter Fiscal 2004 Utilization	(88,000)	(107,000)	(195,000)
September 30, 2003 Balance	$ 378,000	$ 28,000	$ 402,000

6 -- STOCK-BASED COMPENSATION

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25. Accordingly, no expense is charged to net income as all options granted included an exercise price equal to the market value of the underlying common stock on the date of the grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table illustrates the effect on net income and earnings per share, as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based, employee compensation.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$ (136,363)	$ 460,976	$ 186,559	$ (5,118,765)
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	23,000	19,000	39,000	38,000
Proforma net income (loss)	$ (159,363)	$ 441,976	$ 147,559	$ (5,156,765)
Net income (loss) per common share:
Basic -- as reported	($0.03)	$0.09	$0.04	($1.00)
Basic -- proforma	($0.03)	$0.09	$0.03	($1.01)
Diluted -- as reported	($0.03)	$0.09	$0.04	($1.00)
Diluted -- proforma	($0.03)	$0.09	$0.03	($1.00)

The fair value of these options were estimated at grant date using the Black-Scholes option pricing model. There have been no charges to income in any of the periods above in connection with these options other than incidental expenses related to options.

7 -- EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average common shares outstanding during the period plus the dilutive effect of shares issuable through stock options and warrants. The shares used in calculating basic and diluted earnings per share are reconciled as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Basic weighted average number of shares outstanding	4,945,212	5,121,359	4,945,212	5,122,429
Effect of dilutive stock options	39,000	11,267	20,400	15,638
Dilutive shares outstanding	4,984,212	5,132,626	4,965,612	5,138,067

Unexercised stock options to purchase 834,636 and 903,686 shares of the Company's common stock as of September 30, 2003 and 2002, respectively, were not included in the computations of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2003, are still outstanding at the end of the period.

8 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

9 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands segment and the CPAC Imaging (Imaging) segment. Information concerning the Company's business segments' net sales and income before income taxes, minority interests, equity in income (loss) of affiliate, and cumulative effect of change in accounting principle for the quarters and six months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net sales to customers:
Fuller Brands	$ 13,645,386	$ 14,290,560	$ 27,997,187	$ 29,317,213
Imaging	9,886,943	9,495,886	18,715,296	19,090,911
Total net sales to customers	$ 23,532,329	$ 23,786,446	$ 46,712,483	$ 48,408,124
Operating income:
Fuller Brands	$ 315,985	$ 996,503	$ 1,287,643	$ 1,916,267
Imaging	(234,671)	110,904	(393,602)	470,270
	81,314	1,107,407	894,041	2,386,537
Corporate loss	(75,142)	(99,557)	(119,721)	(127,247)
Interest expense, net	(125,455)	(135,186)	(259,448)	(260,784)
Income (loss) before income taxes, minority interests, equity in income (loss) of affiliate, and cumulative effect of change in accounting principle	$ (119,283)	$ 872,664	$ 514,872	$ 1,998,506

Sales between segments are not material.

Information concerning the identifiable assets of the Company's business segments at September 30, 2003 and March 31, 2003 are as follows:

	September 30, 2003	March 31, 2003
Identifiable assets:
Fuller Brands	$ 29,506,924	$ 30,622,190
Imaging	26,803,999	25,100,604
Total identifiable assets of the segment	56,310,923	55,722,794
Corporate short-term investments	5,935,312	5,752,040
Deferred income tax assets	4,673,458	4,555,099
Other corporate assets	1,757,475	2,211,342
Total consolidated assets	$ 68,677,168	$ 68,241,275

10 -- ADOPTION OF SFAS NO. 142

On April 1, 2002 the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The pronouncement required an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. In connection with adoption of SFAS No. 142, the Company completed in the first quarter of fiscal 2003 the impairment test for goodwill. To determine potential impairment, fair value of the applicable business unit was determined by computing the present value of expected future discounted cash flows. The effect was to reduce the carrying value of goodwill by approximately $6.3 million, net of income tax benefit of $4.2 million, or $1.22 per diluted share. The impairment adjustment was related to the Fuller Brands segment's Cleaning Technologies Group (CTG) operation, acquired in fiscal 1998, and was a result of a combination of factors, including operating performance, as well as new measurement techniques and methodologies as prescribed by SFAS No. 142. The adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statements of operations and comprehensive income for the six months ended September 30, 2002. The income tax benefit realized, netted with the previously recognized deferred tax credit, resulted in the recording of a long-term deferred tax asset upon adoption. This asset has been grouped with other long-term deferred tax assets on the Company's consolidated balance sheet.

A summary of changes in the Company's goodwill during the six months ended September 30, 2003 by segment is as follows (in thousands):

	March 31, 2003	September 30, 2003
Fuller Brands	$ 0	$ 0
Imaging	193	193
Total	$ 193	$ 193

At September 30, 2003 and March 31, 2003, amortizable intangibles consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The cost pertaining to this intangible at September 30, 2003 and March 31, 2003 was $2,250,000, while accumulated amortization at September 30, 2003 and March 31, 2003 amounted to $1,275,000 and 1,200,000, respectively.

11 -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and requires companies to recognize a liability for costs associated with an exit or disposal activity when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan (as required under EITF No. 94-3). The pronouncement, effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application allowed, did impact the Company's reported results of operations and financial position for the six months ended September 30, 2003 (see Note 5).

In December 2002, SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB No. 123," was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends disclosure requirements of SFAS No. 123 requiring disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of this statement are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. At this time, the pronouncement is not expected to have any impact on the Company's reported results of operations and financial position as the Company continues to account for its stock compensation plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 6).

In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the Company's financial statements for the year ended March 31, 2003 (see Note 4).

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21 ("EITF No. 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to separate units of accounting in the arrangement. The Company is required to adopt EITF No. 00-21 for all revenue arrangements entered into beginning August 1, 2003. Adoption did not have a material impact on the Company's consolidated financial statements.

In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," was issued. The Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a

VIE make additional disclosures. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first reporting period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company does not believe the Interpretation will have an impact on the Company's future reported results of operations and financial position.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and hedging relationships designated after September 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company does not expect adoption to have a material impact on the Company's consolidated financial statements.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for the Company beginning July 1, 2003. The pronouncement did not have a material impact on the Company's consolidated financial statements.

12 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

13 -- RECLASSIFICATION

Certain March 31, 2003 financial statement and related footnote amounts have been reclassified to conform to the September 30, 2003 presentation.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company operates in two industry segments. The Fuller Brands segment is involved in developing, manufacturing, distributing, and marketing branded industrial and consumer cleaning and personal care products in North America and internationally. The CPAC Imaging (Imaging) segment includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa, and Thailand. Sales between segments are not material.

The Company's financial results for the quarter and six months ended September 30, 2003 include an after tax charge of $0.05 and $0.07 per diluted share for the Imaging restructuring initiative, respectively, (see Note 5), as well as an after tax expense of $0.02 and $0.04 per diluted share, respectively, for its equity in losses from TURA, now required to be recognized due to the change in accounting, as a result of its increased ownership (see Note 3).

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

The Company's net sales decreased 1.1% and 3.5% for the quarter and six months ended September 30, 2003 respectively, as compared to the comparable periods last year. For the Fuller Brands segment, net sales for the quarter and six months ended decreased 4.5% in both periods, as compared to the comparable quarter and six months ended September 30, 2002. The decreases were largely attributable to declines in the Stanley Home Products (Stanley) business, whose sales decreased 8% and 15.5%, respectively, for the quarter and six months ended September 30, 2003, as compared to the comparable periods last year. Reductions in Stanley's independent sales representatives during the current fiscal year contributed to the decrease and have made recruiting and retention of additional representatives a priority to reverse the declines. Cleaning Technologies Group (CTG) sales declined 10% and 5% for the three and six months ended September 30, 2003, as compared to last year's comparable periods. Reductions reflect softness in both national accounts and distributor sales, as well as sales declines to schools, due to school operations' budget constraints. These declines were partially offset by increases in the Fuller Brush Company division's net sales, which increased approximately 3% in both periods, due to continued, strong showings on the QVC television shopping network. In the Imaging segment, net sales increased 4.1% in the quarter ended September 30, 2003 versus the three months ended September 30, 2002, but declined 2.0% for the six months ended September 30, 2003 versus the comparable period last year. The increase in the second quarter was a result of the segment's foreign operations, which due to volume increases and favorable currency conversions, had net sales increase approximately 31% for the second quarter (13% after removing currency impact). These increases helped to offset the domestic imaging operations, whose combined net sales decreased 8.3% for the quarter ended September 30, 2003, versus the comparable period last year. For the six months ended September 30, 2003, combined domestic imaging operations' net sales declined 11%, versus the comparable period last year, while the segment's foreign operations' net sales helped to mitigate this decrease with combined net sales increases of 18.3% (approximately 2% after removing currency impacts) over the six-month period last year. The segment's domestic photochemical and medical imaging operations continue to be impacted by the advancement of digital imaging, as well as aggressive competition from other larger entities in both markets.

Consolidated gross margins were 43.8% for this quarter versus 45.0% for the year ended March 31, 2003 and 44.8% for the same quarter last year. Gross margins in the Fuller Brands segment were 48.6%, 50.3%, and 49.9% respectively, for the quarter ended September 30, 2003, the year ended March 31, 2003, and the quarter ended September 30, 2002. Declines from the comparable quarter last year reflect reduced Stanley Home Products sales, which have high gross margins, supported by higher sales and marketing costs. Gross margins in the Imaging segment were 37.1%, 37.5%, and 37.0% for the quarter ended September 30, 2003, the year ended March 31, 2003, and the quarter ended September 30, 2002. While margins are slightly higher than those experienced in the second quarter last year, this is primarily a function of product mix sold in this year's quarter versus last year's quarter. Gross margins in the Company's domestic medical imaging operation dropped nearly 1.6%, as compared to March 31, 2003 and 2.5% as compared to this quarter last year, due to product mix sold, and competitive pricing pressures, while the Company's domestic photochemical operations' gross margins actually increased almost 3%, as compared to March 31, 2003, and the second quarter last year. The segment's foreign operations' gross margins remained relatively consistent from period to period. With the Imaging Restructuring initiative, it is expected that combined, domestic gross margins should improve slightly, as increased production with duplicate costs eliminated at one manufacturing location should bring overhead efficiencies. However, if revenues continue to decline in one or both markets , the expected efficiencies could be impacted.

Consolidated selling, administrative, and engineering costs this quarter, prior to the Imaging restructuring charge, were 41.2% of net sales, versus 40.5% for the year ended March 31, 2003, and 39.7% for the same quarter last year. For the Fuller Brands segment, selling, administrative, and engineering expenses for the quarter were 45.3% of net sales, as compared to 44.4% and 41.9% for the year ended March 31, 2003 and the quarter ended September 30, 2002. The increase in the percentage this quarter is due to the segment's concerted efforts to continue to invest in its operations in an attempt to grow the business. This quarter, as compared to last year, reflects increased sales and marketing management in the Fuller Brush Company business, as well as expenses related to revising existing packaging, and other various initiatives undertaken, as it explores selling Fuller products through large retail store chains. The significant declines in sales in the Stanley Home Products and Cleaning Technologies Group business also caused increases in the relationship of selling, administrative and engineering expenses, as a percentage of net sales. In the Imaging segment, selling, administrative, and engineering costs for the quarter ended September 30, 2003, prior to the Imaging restructuring charge, were 34.9% of net sales, as compared to 34.2% and 35.2% for the year ended March 31, 2003 and the quarter ended September 30, 2002, respectively. The reduction from the prior fiscal year's quarter is partly a result of the increased selling, administrative, and engineering expense from CPAC Asia in last year's second quarter, where an increase to the bad debt reserve of $200,000 was recorded due to a troubled distributor. As described later under "Imaging Restructuring," the combination of the segment's domestic operations is expected to eliminate duplicate manufacturing and administrative costs in the two businesses and provide cost savings once the initiative is complete. However, significant expenses of approximately $778,000 will be recognized over the remainder of fiscal 2004 to achieve the future savings.

Net interest expense (interest expense less interest income) for the quarter and six months ended September 30, 2003 decreased slightly, as compared to the second quarter and six months ended September 30, 2002. The decrease was caused by a decrease in interest income, due to reduced consolidated cash available for investing.

For the quarter ended September 30, 2003, the net tax benefit recorded arose primarily as a result of refundable state and federal taxes from combined domestic losses offset partially by foreign tax provisions recorded at CPAC Europe, Italia, and Africa. The domestic losses were largely attributable to the Imaging restructuring expenses recognized during the quarter. The effective tax rate of 41.4% for the comparable quarter last year was higher than the historical 34%-36% due to CPAC Asia's $0.04 per diluted share increase to its allowance for doubtful accounts, which did not attract tax benefit in that jurisdiction, resulting in an increase to the Company's effective tax rate during this period. The unusually low effective tax rate for the six months ended September 30, 2003 as compared to the six months ended September 30, 2002, is a result of increased CPAC Asia's income which, due to its seven-year tax holiday, results in nontaxable income, and combined domestic losses, which through six months reduced the applicable federal and state taxes. Similar to the quarter, the domestic losses were largely attributable to the approximately $597,000 of Imaging Restructuring expenses recognized during the period.

At September 30, 2003, the Company has recorded gross deferred tax assets of approximately $4,700,000, with no valuation reserve. These deferred tax assets consist primarily of domestic (US Federal and State) tax benefits for items which have been recognized for financial reporting purposes, but which will be reported on tax returns to be filed in the future and approximately $375,000 of foreign net operating loss carryforwards. Realization of the domestic portion of the net deferred tax asset is dependent upon profitable operations in the United States during future years. Likewise, realization of the deferred tax asset related to the foreign net operating loss carryforward is also dependent on future foreign income. Although realization for both is not assured, the Company believes, in following the criteria specified in SFAS No. 109, "Accounting for Income Taxes," that it is more likely than not that such assets will be realized. Should the Company experience a significant, future, unannounced, restructuring or impairment charge, it is possible that it could be required to record a valuation allowance on a portion or all of the deferred tax assets.

The net loss for the quarter ended September 30, 2003, as compared to net income for the corresponding quarter ended September 30, 2002, was partially a result of the $250,000 after-tax expense of the Imaging Restructuring initiative, the increased percentage of TURA's losses recognized, as well as a shortfall in sales and resulting profits from the Fuller Brand segment. The decrease in income before cumulative effect of change in accounting principle for the six months ended September 30, 2003 versus the corresponding period last year, was due also to the $358,000 after-tax expense of the Imaging restructuring initiative, increased amount of TURA losses recognized, and general decline in both segment's sales and resulting profits.

Foreign Operations

Combined net sales for the Company's operations in Thailand, Africa, Belgium, and Italy for the second quarter, as compared to last year, increased approximately $931,000 or 31% (approximately $381,000 or 13%, after removing currency impact). For the second quarter CPAC Europe and Italia net sales combined increased 30% (6.2% after removing currency impact). CPAC Asia's business continued to grow, as their net sales increased approximately $225,000 or 26% (approximately $220,000 or 25%, after removing currency impact). CPAC Africa's net sales, removing currency impact, also increased approximately $41,000.

Total combined net sales for the Company's foreign operations for the first six months of fiscal 2004, as compared to the similar six month period in fiscal 2003, increased approximately $1,074,000 or 18.3% (approximately $107,000 or 2%, after removing currency impact). Combined CPAC Europe and Italia net sales for this period increased approximately $564,000 or 14% (after removing currency impact, decreased $250,000 or 6.8%), which was offset by $351,000 and $159,000 increases from CPAC Asia and Africa, respectively ($328,000 and $29,000, after removing currency impacts).

Combined pretax profits for the second quarter, prior to minority interests and equity in losses of TURA, increased approximately $312,000 (approximately $274,000, after removing currency impact). CPAC Europe and Italia's pretax profits combined increased approximately 29% (approximately 4%, after removing currency impact). While CPAC Asia's profits were up approximately $293,000 (approximately $290,000, after removing currency impact) over the comparable quarter last year, in fiscal 2003 CPAC Asia's second quarter however was impacted by a $200,000 addition to its bad debt reserve, due to a troubled distributor account. CPAC Africa's second quarter pretax income declined approximately $15,000 (approximately $20,000, after removing currency impacts).

Total combined pretax profits, prior to minority interests and equity in losses of TURA, for the first six months of fiscal 2004, as compared to the similar six month period in fiscal 2003, increased approximately $342,000 (approximately $287,000, after removing currency impacts). Europe, Italia, and Africa pretax earnings declined approximately $7,000 (approximately $56,000, after removing currency impacts), while CPAC Asia's pretax profits increased almost $349,000 ($343,000, after currency impacts were removed). Again, $200,000 of this increase was due to the fiscal 2003 bad debt provision increase described above.

As disclosed in Note 3, the Company's increased investment in TURA AG to 40% requiring the change in accounting for this investment to the equity method. Starting in the second quarter, the Company recorded its 40% share of TURA's net loss, plus the amortization of the purchase price. Despite the expense in both the quarter and six months ended September 30, 2003, the Company believes that TURA remains an important element in increasing sales and profits in its international markets. While worldwide imaging slowdowns were one factor in TURA's performance, the strengthening Euro against the dollar appears to have been the primary factor for its difficulties. Recently, TURA has taken actions to offset currency pressures by expanding its sourcing options to mitigate currency pressures and has seen profitability improve from earlier in the year.

Imaging Restructuring

As previously disclosed, the Company announced on May 28, 2003 that it was consolidating its domestic manufacturing of imaging chemicals into its Norcross, Georgia, facility and that it would be curtailing manufacturing at its St. Louis, Missouri, facility during the second quarter of the fiscal year ending March 31, 2004. The decision to restructure was a result of improvements in manufacturing efficiencies and shifts to production of highly concentrated chemical formulations leaving excess capacity and the need to eliminate duplicate overhead functions. The Company expects annual savings of $1.0 to $1.2 million upon the completion of the restructuring plan (expected to begin during the fourth quarter of fiscal 2004).

During the first quarter of fiscal 2004, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," in conjunction with this Plan. The costs associated with the restructuring will primarily be severance for the majority of the 26 employees at the St. Louis location and other direct costs related to the physical move of the manufacturing, which occurred in September, with complete consolidation expected early in the fourth quarter. Upon exiting, the Company anticipates selling the St. Louis facility, which, at September 30, 2003, had a combined land and building net book value of approximately $1,250,000.

To be eligible for severance benefits under the Imaging Restructuring plan, St. Louis employees were required to render services until a specific date. Of the costs comprising the plan, certain components met the criteria under SFAS No. 146. The total costs expected to be incurred for severance pay and benefits and other direct costs are approximately $1,375,000, of which approximately $417,000 was expensed during the second quarter, and $597,000 for the six months ended September 30, 2003.

The table below summarizes the total costs accrued and paid under the criteria described in SFAS No. 146, as of and for the three and six months ended September 30, 2003 (in thousands):

	Severance Pay and Benefits Reserve	Unaudited Other Direct Costs Reserve	Total
First Quarter Fiscal 2004 Charges	$ 168,000	$ 12,000	$ 180,000
First Quarter Fiscal 2004 Utilization	0	0	0
June 30, 2003 Balance	168,000	12,000	180,000
Second Quarter Fiscal 2004 Charges	294,000	123,000	417,000
Second Quarter Fiscal 2004 Utilization	(88,000)	(107,000)	(195,000)
September 30, 2003 Balance	$ 378,000	$ 28,000	$ 402,000

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Six Months Ended September,
	2003	2002
Cash provided by (used in):
Operating activities	$ 1,366	$ 1,865
Investing activities	(2,215)	(1,000)
Financing activities	(776)	(1,054)
Currency impact on cash	9	6
Net decrease in cash and cash equivalents	$ (1,616)	$ (183)

Net cash provided by operating activities

Consolidated net cash provided by operating activities decreased for the six months ended September 30, 2003, versus the comparable period last year, due to lower sales and profits (exclusive of the cumulative effect accounting change).

Net cash used in investing activities

Consolidated net cash used in investing activities increased for the six months ended September 30, 2003, versus the comparable period last year, due primarily to the Company's additional $1,300,000 equity investment in TURA.

Net cash used in financing activities

Consolidated cash used in financing activities decreased for the six months ended September 30, 2003 versus the six months ended September 30, 2002, due to reduced debt and dividend payments, as well as the absence of any stock repurchases for the six months ended September 30, 2003.

The following table presents working capital information at September 30, 2003, March 31, 2003, and September 30, 2002:

	September 30, 2003	March 31, 2003	September 30, 2002
Working capital (in thousands)	$ 31,591	$ 31,954	$ 31,608
Working capital ratio	4.23 to 1	4.28 to 1	3.94 to 1
Receivable days outstanding	47.4 days	47.8 days	50.5 days
Annual inventory turns	3.0 times	3.0 times	3.0 times

The Company has a line of credit agreement with Bank of America, which provides for a $20,000,000 maximum borrowing capacity, interest at LIBOR plus 1.25% to 2.00% based on a ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation, and amortization expense) parameters, and various financial covenants to be met. The

Agreement matures on October 31, 2004. The Company was in compliance with all covenants as of September 30, 2003. At September 30, 2003, March 31, 2003, and September 30, 2002, the Company had not borrowed on the line of credit. The Agreement also contains a $6.2 million letter of credit facility, which the Company uses to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company's majority owned subsidiary, CPAC Asia Imaging Products Limited, has a line of credit with an international bank of 20 million baht (approximately $476,000 based on the second-quarter conversion rate in Thailand). Interest is payable at prime (prime rate in Thailand was 8.75% at the end of the second quarter) with the line collateralized by a standby letter of credit (LOC) guaranteed by CPAC, Inc. At September 30, 2003, CPAC Asia Imaging Products Limited had not borrowed on the line of credit.

Management believes that its existing available lines of credit and cash flows from operations will be adequate to meet normal working capital needs, based on operations as of September 30, 2003.

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

The Company continues to follow the critical accounting policies and estimates as disclosed in the Company's March 31, 2003 Annual Report to Shareholders in preparing the interim financial statements for the three months ended September 30, 2003. Management's assumptions and judgements have not changed significantly from that previously disclosed.

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

The Future Factors that may affect the operations, performance, and results of the Company's business include the following:

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

changes in accounting standards promulgated by the Public Accounting Oversight Board, the Financial Accounting Standards Board, the Securities and Exchange Commission, or the American Institute of Certified Public Accountants, which may require adjustments to financial statements.

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

1.  The Annual Meeting of the Shareholders of the Registrant was held on August 13, 2003. At such Annual Meeting, the following individuals were elected as Directors of the Registrant, to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:

Number of Votes:

Thomas N. Hendrickson . . . . . . . . . . . . . .
Robert Oppenheimer . . . . . . . . . . . . . . . . .
Thomas J. Weldgen . . . . . . . . . . . . . . . . . .
Jerold L. Zimmerman, Ph.D.  . . . . . . . . . .
Stephen J. Carl, Esq. . . . . . . . . . . . . . . . . .

	For 4,230,064 4,175,320 4,229,064 4,230,064 4,229,964	Against 35,359 90,103 36,359 35,359 35,459

2.  In addition, at such Annual Meeting, the Shareholders:

     (a)  ratified the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent auditors of the Registrant for the fiscal year ending March 31, 2004, with votes cast as follows:

For 4,221,094	Against 37,655	Abstain 6,674

     (b)  ratified a bylaw amendment to require that there be at least three standing committees of the Board: an Audit, a Compensation, and a Nominating and Governance Committee and to set forth the duties of each, with votes cast as follows:

For 4,257,012	Against 7,917	Abstain 494
(c) approved the grant of an option to a new director, Stephen J. Carl, to purchase 15,000 shares of CPAC's $.01 par value common stock, with votes cast as follows:
For 3,829,951	Against 423,872	Abstain 11,600

Item 5.		Other Information. None
Item 6.		Exhibits and Reports on Form 8-K.

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
(32) Section 1350 Certifications
(99) Additional exhibits-- Not applicable

b.   Reports Filed on Form 8-K.
On August 15, 2003 the Company filed a Current Report (Form 8-K) with respect to three press releases that were issued that week. On August 13, 2003 two releases were issued: the first press release announced the Company's dividend and the second discussed its results of operations and financial condition for the first quarter ended June 30, 2003. On August 15, 2003, the third press release was issued that reviewed accomplishments and outlined plans at the Company's Annual Shareholders' meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPAC, INC.
(Registrant)

Date November 13, 2003	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date November 13, 2003	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date November 13, 2003	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	Articles of incorporation, By-laws
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

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	25
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	26
32.	Section 1350 Certifications		27