Form 10-Q
period 2003-12-31
CPAC INC
filed 2004-02-10
CIK 351717

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes [    ]      No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at December 31, 2003
Common Stock, $.01 par value	4,946,774

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
1,114,936

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets - December 31, 2003 (Unaudited), and March 31, 2003	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- Nine Months Ended December 31, 2003, and December 31, 2002 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- Three Months Ended December 31, 2003, and December 31, 2002 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Nine Months Ended December 31, 2003, and December 31, 2002 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20
Item 4.	Controls and Procedures.	20

	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	21
Item 2.	Changes in Securities and Use of Proceeds.	21
Item 3.	Defaults Upon Senior Securities.	21
Item 4.	Submission of Matters to a Vote of Security Holders.	21
Item 5.	Other Information.	21
Item 6.	Exhibits and Reports on Form 8-K.	21
	SIGNATURE PAGE	22
	EXHIBIT INDEX	23

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003 (Unaudited)	March 31, 2003 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$ 8,591,301	$ 9,866,539
Accounts receivable (net of allowance for doubtful accounts of $1,753,000 and $1,527,000, respectively)	9,880,750	11,721,979
Inventory, net	17,112,778	17,775,575
Prepaid expenses and other current assets	1,985,948	1,362,312
Deferred tax assets, current	1,156,790	957,790
Total current assets	38,727,567	41,684,195
Property, plant and equipment, net	16,424,117	17,010,568
Goodwill	192,426	192,426
Other intangible assets (net of amortization of $1,442,849 and $1,314,973, respectively)	968,410	1,073,967
Deferred tax assets, long-term	3,484,938	3,597,309
Investment in affiliate	2,898,651	1,741,727
Other assets	3,011,906	2,941,083
Assets held for sale	1,237,782
	$ 66,945,797	$ 68,241,275

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 299,357	$ 736,197
Accounts payable	4,643,839	5,016,870
Accrued payroll and related expenses	1,598,292	1,615,488
Accrued income taxes payable		84,189
Other accrued expenses and liabilities	2,506,195	2,277,772
Total current liabilities	9,047,683	9,730,516
Long-term debt, net of current portion	6,868,240	7,242,204
Other long-term liabilities	5,446,997	4,834,438
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 and 5,030,519 shares	50,321	50,305
Additional paid-in capital	9,613,906	9,605,984
Retained earnings	36,400,784	38,075,232
Accumulated other comprehensive income	108,054	(707,216)
	46,173,065	47,024,305
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	45,582,877	46,434,117
	$ 66,945,797	$ 68,241,275

Note: The balance sheet at March 31, 2003 has been taken from the audited financial statements as of that date and restated for the change in accounting for the investment in affiliate (see Note 3).

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED

DECEMBER 31, 2003 AND DECEMBER 31, 2002

UNAUDITED

	2003	2002
Net sales	$ 67,221,255	$ 72,093,980
Costs and expenses:
Cost of sales	37,752,589	39,500,351
Selling, administrative and engineering expenses	27,978,498	28,894,392
Research and development expense	519,345	500,838
Restructuring expenses	1,130,997
Interest expense	387,605	399,412
	67,769,034	69,294,993
Income (loss) before income tax, minority interests, equity in loss of affiliate, and cumulative effect of change in accounting principle	(547,779)	2,798,987
Provision (benefit) for income tax	(279,000)	997,000
Income (loss) before minority interests, equity in loss of affiliate, and cumulative effect of change in accounting principle	(268,779)	1,801,987
Minority interests	(132,919)	(68,287)
Equity in loss of affiliate	(233,931)	(123,115)
Income (loss) before cumulative effect of change in accounting principle	(635,629)	1,610,585
Cumulative effect of change in accounting principle		(6,281,251)
Net loss	$ (635,629)	$ (4,670,666)
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ (0.13)	$ 0.32
Cumulative effect of change in accounting principle	$	$ (1.23)
Basic net loss per share	$ (0.13)	$ (0.92)
Diluted:
Before cumulative effect of change in accounting principle	$ (0.13)	$ 0.32
Cumulative effect of change in accounting principle	$	$ (1.23)
Diluted net loss per share	$ (0.13)	$ (0.91)
Average common shares outstanding:
Basic	4,945,365	5,100,718
Diluted	4,970,657	5,111,726
Comprehensive income (loss):
Net loss	$ (635,629)	$ (4,670,666)
Other comprehensive income	815,270	583,523
Comprehensive income (loss)	$ 179,641	$ (4,087,143)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED

DECEMBER 31, 2003 AND DECEMBER 31, 2002

UNAUDITED

	2003	2002
Net sales	$ 20,508,772	$ 23,685,856
Costs and expenses:
Cost of sales	11,844,472	12,989,219
Selling, administrative and engineering expenses	8,886,482	9,608,650
Research and development expense	178,344	148,878
Restructuring expenses	533,968
Interest expense	128,157	138,628
	21,571,423	22,885,375
Income (loss) before income tax, minority interests, equity in loss of affiliate, and cumulative effect of change in accounting principle	(1,062,651)	800,481
Provision (benefit) for income tax	(330,000)	262,000
Income (loss) before minority interests, equity in loss of affiliate, and cumulative effect of change in accounting principle	(732,651)	538,481
Minority interests	(34,893)	(38,210)
Equity in loss of affiliate	(54,644)	(52,172)
Income (loss) before cumulative effect of change in accounting principle	(822,188)	448,099
Cumulative effect of change in accounting principle
Net income (loss)	$ (822,188)	$ 448,099
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ (0.17)	$ 0.09
Cumulative effect of change in accounting principle	$	$
Basic net income (loss) per share	$ (0.17)	$ 0.09
Diluted:
Before cumulative effect of change in accounting principle	$ (0.17)	$ 0.09
Cumulative effect of change in accounting principle	$	$
Diluted net income (loss) per share	$ (0.17)	$ 0.09
Average common shares outstanding:
Basic	4,945,670	5,057,297
Diluted	4,980,747	5,059,045
Comprehensive income (loss):
Net income (loss)	$ (822,188)	$ 448,099
Other comprehensive income (loss)	276,693	(118,845)
Comprehensive income (loss)	$ (545,495)	$ 329,254

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

DECEMBER 31, 2003 AND DECEMBER 31, 2002

UNAUDITED

	2003	2002
Cash flows from operating activities:
Net loss	$ (635,629)	$ (4,670,666)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,861,700	1,858,897
Amortization of other intangible assets	115,642	122,635
Minority interests in consolidated foreign subsidiaries	132,919	68,287
Equity in loss of affiliate	233,931	123,115
Cumulative effect of accounting change		6,281,251
Changes in assets and liabilities net of effects of business acquisitions:
Accounts receivable	1,952,777	1,791,647
Inventory	855,991	(703,604)
Accounts payable	(320,605)	(260,330)
Accrued expenses and liabilities	(83,341)	(654,406)
Other changes, net	(27,754)	(159,361)
Total adjustments	4,721,260	8,468,131
Net cash provided by operating activities	4,085,631	3,797,465
Cash flows from investing activities:
Purchase of property, plant, and equipment, net	(2,327,612)	(1,242,858)
Investment in affiliate	(1,300,000)
Net cash used in investing activities	(3,627,612)	(1,242,858)
Cash flows from financing activities:
Common stock repurchase		(677,326)
Common stock issuance	7,938
Repayment of long-term borrowings	(721,463)	(350,622)
Payment of cash dividends	(1,038,819)	(1,076,259)
Net cash used in financing activities	(1,752,344)	(2,104,207)
Effect of exchange rate changes on cash	19,087	6,721
Net increase (decrease) in cash and cash equivalents	(1,275,238)	457,121
Cash and cash equivalents -- beginning of period	9,866,539	7,991,834
Cash and cash equivalents -- end of period	$ 8,591,301	$ 8,448,955

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

2 -- INVENTORY

Inventory net of reserves is summarized as follows:

	December 31, 2003	March 31, 2003
Raw materials and purchased parts	$ 6,602,050	$ 7,251,465
Work-in-process	1,008,712	1,046,611
Finished goods	9,502,016	9,477,499
	$ 17,112,778	$ 17,775,575

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

As a result of the additional equity ownership, the Company has treated this transaction as a change in reporting entity and has restated the prior period's financial statements, as if the equity method had been utilized at inception. In addition, the purchase price to acquire the cumulative 40% ownership share exceeded the Company's proportionate share of TURA's net assets and such excess has been allocated as follows:

Unaudited Nine Months Ended December 31,
	2003	2002
CPAC, Inc.'s proportionate share of TURA net assets	$ 681,911	$ 368,101
Property, plant and equipment	355,000	185,000
Supply contracts	281,250	406,250
Goodwill	1,580,490	847,480
Net investment	$ 2,898,651	$ 1,806,831

The difference between the purchase price for the Company's equity interests in TURA and the net investment balance shown above at December 31, 2003 and 2002 represents the Company's recognition of the proportionate share of TURA's net income (loss), amortization of the purchase price, and foreign currency translation adjustments.

Summarized, financial information for TURA for the three and nine months ended December 31, 2003 and 2002 is shown below:

Unaudited Three Months Ended			Unaudited Nine Months Ended
December 31, 2003	December 31, 2002		December 31, 2003	December 31, 2002
Condensed Statement of Operations:
Net revenue	$ 4,958,000	$ 5,928,000	$ 13,341,000	$ 19,059,000
Cost of sales	3,848,000	4,682,000	10,369,000	14,845,000
Operating expenses	1,034,000	1,366,000	3,101,000	4,038,000
Operating income (loss)	76,000	(120,000)	(129,000)	176,000
Interest expense	108,000	42,000	284,000	221,000
Tax provision (benefit)		(79,000)		30,000
Net income (loss)	$ (32,000)	$ (83,000)	$ (413,000)	$ (75,000)

Condensed Balance Sheet:
Current assets			$ 8,348,000	$ 7,629,000
Non-current assets			4,050,000	3,773,000
			$ 12,398,000	$ 11,402,000

Current liabilities			$ 9,112,000	$ 8,741,000
Non-current liabilities			1,581,000	724,000
Shareholders' equity			1,705,000	1,937,000
			$ 12,398,000	$ 11,402,000

As required by APB No. 18, the change in accounting for the TURA investment requires restatement of prior period financial statements. Beginning in the Company's second quarter of fiscal 2004, the Company recognized 40% of the income or loss of TURA, as it records its equity in TURA earnings on a three-month lag, adjusted for the purchase price amortization of $41,250. The amounts included in previous quarters represented 19% of the affiliate's losses, adjusted for the purchase price amortization of $36,250 in each quarter presented. The following table presents the restated prior quarter earnings and earnings per share, as if the equity method of accounting had been applied for the three and nine months ended December 31, 2002:

	Unaudited Three Months Ended	Unaudited Nine Months Ended
	December 31, 2002	December 31, 2002
Reported CPAC, Inc. net income (loss)	$ 500,271	$ (4,547,551)
Equity in loss of TURA	(52,172)	(123,115)
Adjusted CPAC, Inc. net income (loss)	$ 448,099	$ (4,670,666)

Basic earnings per share before change in reporting entity:
Reported CPAC, Inc. basic earnings per common share	$ 0.10	$ (0.89)
Equity in loss of TURA	(0.01)	(0.02)
Adjusted CPAC, Inc. basic earnings per common share	$ 0.09	$ (0.92)

Diluted earnings per share before change in reporting entity:
Reported CPAC, Inc. diluted earnings per common share	$ 0.10	$ (0.89)
Equity in loss of TURA	(0.01)	(0.02)
Adjusted CPAC, Inc. diluted earnings per common share	$ 0.09	$ (0.91)

Reported CPAC, Inc. comprehensive income (loss)	$ 382,852	$ (4,003,231)
Equity in loss of TURA	(52,172)	(123,115)
Other comprehensive income (loss) of TURA	(1,426)	39,203
Adjusted CPAC, Inc. comprehensive income (loss)	$ 329,254	$ (4,087,143)

The following table shows the restatement impact on the March 31, 2003 balance sheet for the change in the accounting for the TURA investment:

Unaudited March 31, 2003

Investment in affiliate, as reported	$1,890,742
Investment in affiliate, as adjusted	1,741,727

Total assets, as reported	68,390,290
Total assets, as adjusted	68,241,275

Retained earnings, as reported	38,288,530
Retained earnings, as adjusted	38,075,232

Accumulated other comprehensive income (loss), as reported	(771,499)
Accumulated other comprehensive income (loss), as adjusted	(707,216)

Shareholders' equity, as reported	46,583,132
Shareholders' equity, as adjusted	46,434,117

4 -- GUARANTEES

The Company guarantees the following debt and other obligations for some of its subsidiaries under agreements with banks:

            --  A standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

            --  Standby letters of credit issued by HSBC Bank are used by the Company to guarantee the Company's majority-owned subsidiary CPAC Asia Imaging Products Limited's term note obligation. This obligation totaled approximately $250,000 at quarter end.

The Company has warranty obligations in connection with sales of its Imaging equipment. The warranty period generally ranges from 6 to 12 months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2003 to December 31, 2003 was as follows (in thousands):

Accrued warranty obligations at March 31, 2003	$ 31
Accrued warranty experience April 1 to December 31, 2003	(7)
April 1 to December 31, 2003 warranty provisions	10
Accrued warranty obligations at December 31, 2003	$ 34

5 -- IMAGING RESTRUCTURING

During the third quarter, the Company completed the shift of its domestic manufacturing of photochemicals from its St. Louis, Missouri, facility to its Allied Diagnostic Imaging Resources, Inc. (Allied) medical imaging manufacturing facility in Norcross, Georgia. The transfer of the manufacturing fixed assets, as well as the retrofitting of the Georgia facility to absorb this production, was virtually complete by quarter end.

Related to this endeavor, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and has accounted for the employee termination costs and other costs associated with the move under its guidelines. Most employees were offered severance packages, which were payable upon rendering service, until termination dates. As of December 31, 2003, substantially all of the termination benefit costs have been accrued. The majority of the other associated costs of moving and integrating the two operations has also been incurred as of December 31, 2003, although some residual costs may occur in fiscal 2004's fourth quarter. The total expenses estimated to be incurred in this project were $1,375,000 of which approximately $534,000 were expensed during the third quarter and $1,131,000 for the nine months ended December 31, 2003, leaving $244,000 yet to be incurred.

The table below summarizes the total costs accrued and paid under the criteria described in SFAS No. 146 for the three and nine months ended December 31, 2003:

	Severance Pay and Benefits Reserve	Unaudited Other Associated Costs Reserve	Total
First Quarter Fiscal 2004 Charges	$ 168,000	$ 12,000	$ 180,000
First Quarter Fiscal 2004 Paid	0	0	0
June 30, 2003 Balance	168,000	12,000	180,000
Second Quarter Fiscal 2004 Charges	294,000	123,000	417,000
Second Quarter Fiscal 2004 Paid	(88,000)	(107,000)	(195,000)
September 30, 2003 Balance	374,000	28,000	402,000
Third Quarter Fiscal 2004 Charges	104,000	430,000	534,000
Third Quarter Fiscal 2004 Paid	(226,000)	(424,000)	(650,000)
December 31, 2003 Balance	$ 252,000	$ 34,000	$ 286,000

During the third quarter, the Company began actively marketing the St. Louis facility for sale. As such, the Company is accounting for the potential sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The result was a third quarter reclassification in the consolidated balance sheet of approximately $1,237,000 from "property, plant, and equipment, net" to "assets held for sale." No impairment charge was recorded at December 31, 2003, as the fair market value of the property, less costs to dispose, exceeded the recorded cost. The Company hopes to sell the property in the next three to six months. The Company continues to lease a 35,000 square foot warehouse space adjacent to the St. Louis manufacturing facility with approximately three years remaining (original lease was for ten years, with a five-year termination clause). The Company has not concluded at this time as to whether it will utilize this space for distribution purposes or attempt to sublease it, and as such, has not accrued any lease impairment or termination costs at December 31, 2003.

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

Three Months Ended December 31,			Nine Months Ended December 31,
	2003	2002	2003	2002
Net income (loss) as reported	$ (822,188)	$ 448,099	$ (635,629)	$ (4,670,666)
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	33,000	19,000	72,000	58,000
Proforma net income (loss)	$ (855,188)	$ 429,099	$ (707,629)	$ (4,728,666)
Net income (loss) per common share:
Basic -- as reported	($ 0.17)	$ 0.09	($ 0.13)	($ 0.92)
Basic -- proforma	($ 0.17)	$ 0.09	($ 0.14)	($ 0.93)
Diluted -- as reported	($ 0.17)	$ 0.09	($ 0.13)	($ 0.91)
Diluted -- proforma	($ 0.17)	$ 0.09	($ 0.14)	($ 0.93)

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Basic weighted average number of shares outstanding	4,945,670	5,057,297	4,945,365	5,100,718
Effect of dilutive stock options	35,077	1,748	25,292	11,008
Dilutive shares outstanding	4,980,747	5,059,045	4,970,657	5,111,726

Unexercised stock options to purchase 790,936 and 916,417 shares of the Company's common stock as of December 31, 2003 and 2002, respectively, were not included in the computations of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2003, are still outstanding at the end of the period.

8 -- COMPREHENSIVE INCOME

Other comprehensive income (loss) includes foreign currency translation adjustments.

9 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands segment and the CPAC Imaging (Imaging) segment. Information concerning the Company's business segments' net sales and income before income taxes, minority interests, equity in income (loss) of affiliate, and cumulative effect of change in accounting principle for the quarters and nine months ended December 31, 2003 and 2002 are as follows:

Three Months Ended December 31,			Nine Months Ended December 31,
	2003	2002	2003	2002
Net sales to customers:
Fuller Brands	$ 11,165,235	$ 13,422,120	$ 39,162,422	$ 42,739,333
Imaging	9,343,537	10,263,736	28,058,833	29,354,647
Total net sales to customers	$ 20,508,772	$ 23,685,856	$ 67,221,255	$ 72,093,980
Operating income:
Fuller Brands	$ (323,393)	$ 406,187	$ 964,250	$ 2,322,454
Imaging	(639,521)	576,559	(1,066,375)	1,046,829
	(962,914)	982,746	(102,125)	3,369,283
Corporate income (loss)	28,420	(43,637)	(58,049)	(170,884)
Interest expense, net	(128,157)	(138,628)	(387,605)	(399,412)
Income (loss) before income taxes, minority interests, equity in income (loss) of affiliate, and cumulative effect of change in accounting principle	$ (1,062,651)	$ 800,481	$ (547,779)	$ 2,798,987

Sales between segments are not material.

Information concerning the identifiable assets of the Company's business segments at December 31, 2003 and March 31, 2003 are as follows:

	December 31, 2003	March 31, 2003
Identifiable assets:
Fuller Brands	$ 27,266,634	$ 30,622,190
Imaging	27,040,548	25,100,604
Total identifiable assets of the segment	54,307,182	55,722,794
Corporate short-term investments	5,498,274	5,752,040
Deferred income tax assets	4,641,728	4,555,099
Other corporate assets	2,498,613	2,211,342
Total consolidated assets	$ 66,945,797	$ 68,241,275

10 -- ADOPTION OF SFAS NO. 142

On April 1, 2002 the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." As required by the new standard, the methodologies to be followed differed somewhat from the previous accounting standard followed by the Company, SFAS No. 121, "Accounting for the Impairment of Long-lived Assets." Of the $10.7 million of net goodwill recorded on the balance sheet at April 1, 2002, approximately $10.5 million pertained to the Company's fiscal 1998 acquisition of a commercial cleaning operation subsequently named Cleaning Technologies Group (CTG).

At the time of the asset purchase, the acquisition accounting used in allocating the purchase price resulted in the establishment of approximately $11.9 million of goodwill. This purchase price reflected market prices for entities that owned well-established brands. In the subsequent four years that the Company owned this operation, prior to adoption of SFAS No. 142, traditional distribution markets began a slow trend towards consolidation; and the expected efficiencies from integrating manufacturing became more difficult than originally thought. Despite management changes in key sales and marketing positions, expected sales growth never materialized. In early fiscal 2003, it became apparent that post "9/11" impacts on the entity's distribution channels were not temporary and that the Company's biggest customer would be using the Company's products on a reduced basis, due to closing numerous locations during their bankruptcy proceedings. In connection with the Company's adoption of SFAS No. 142, the CTG business discounted cash flow analysis was used to determine the fair market value of CTG's net assets, incorporating projected earnings based on historical and budgeted 2003 estimates. The first step of the impairment test calculation using these amounts showed that the fair market value of the CTG business (as measured by future, discounted cash flows) was less than the recorded carrying value of the net assets of the entity, indicating potential impairment. Step two of the impairment calculation demonstrated that the entire amount of goodwill recorded on the balance sheet for CTG was impaired, thus, necessitating the SFAS No. 142 adoption adjustment. The effect was to reduce the carrying value of goodwill by approximately $6.3 million, net of income tax benefit of $4.2 million, or $1.23 per diluted share. The adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statements of operations and comprehensive income for the nine months ended December 31, 2002. The income tax benefit realized, netted with the previously recognized deferred tax credit, resulted in the recording of a long-term deferred tax asset upon adoption. This asset has been grouped with other long-term deferred tax assets on the Company's consolidated balance sheet.

A summary of changes in the Company's goodwill during the nine months ended December 31, 2003 by segment is as follows (in thousands):

	December 31, 2003	March 31, 2003
Fuller Brands	$ 0	$ 0
Imaging	193	193
Total	$ 193	$ 193

At December 31, 2003 and March 31, 2003, other intangible assets consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The original cost pertaining to this intangible at December 31, 2003 and March 31, 2003 was $2,250,000, while accumulated amortization at December 31, 2003 and March 31, 2003 amounted to $1,312,500 and 1,200,000, respectively.

11 -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and requires companies to recognize a liability for costs associated with an exit or disposal activity when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan (as required under EITF No. 94-3). The pronouncement, effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application allowed, did impact the Company's reported results of operations and financial position for the nine months ended December 31, 2003 (see Note 5).

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

In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," was issued. The Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first reporting period beginning after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company does not believe the Interpretation will have an impact on the Company's future reported results of operations and financial position.

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

13 -- RECLASSIFICATION

Certain March 31, 2003 financial statement and related footnote amounts have been reclassified to conform to the December 31, 2003 presentation.

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

The Company's financial results for the quarter and nine months ended December 31, 2003 include an after tax charge of $0.07 and $0.16 per diluted share for the Imaging Restructuring initiative, respectively, (see Note 5), as well as an after tax expense of $0.01 and $0.05 per diluted share, respectively, for its equity in losses from TURA, now required to be recognized due to the change in accounting, as a result of CPAC's increased ownership (see Note 3).

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

Net Sales

The Company's net sales decreased 13.4% and 6.8% for the quarter and nine months ended December 31, 2003 respectively, as compared to the comparable periods last year (decreased 14.8% and 8.7%, respectively, excluding the impact of foreign currency exchange).

For the Fuller Brands segment, net sales for the quarter and nine months ended December 31, 2003 decreased 16.8% and 8.4%, as compared to the comparable quarter and nine months ended December 31, 2002. The Fuller Brush division (Fuller) experienced a 22.5% and 5.7% net sales decline for three and nine months ended December 31, 2003, as compared to similar periods last year. The third quarter decline was largely attributable to a decrease in the QVC home shopping network business, which due to timing and seasonality had less airings of "Fuller product shows" in fiscal 2004's third quarter, versus last year's third quarter. However, for the nine months ended December 31, 2003, sales to the QVC home shopping network increased 9% compared to the comparable period last year. Fuller was also impacted by a loss of a private label customer. Stanley Home Products (Stanley) net sales continued to decline, decreasing 9.7% and 13.6%, respectively, for the quarter and nine months ended December 31, 2003 as compared to similar periods last year. With its hiring of a new president, Stanley has defined a new strategic direction which will emphasize new product development and work to improve recruitment of independent sales representatives and increase average order size. These improvements, initiated in the third quarter, have yet to stem year-over-year net sales declines, but the Company believes the rate of declines should begin to slow. Cleaning Technologies Group (CTG) net sales also continued to decline, with net sales for the quarter and nine months ended December 31, 2003 lower by 16.3% and 8.4%, as compared to comparable periods last year. CTG's business in fiscal 2004 has been impacted by lower distributor sales to school districts, due to budget constraints. This has caused the division to diversify its customer mix by attempting to increase sales to national accounts, retail chains, and GSA scheduled business for government procurement. The Company is hopeful this will mitigate and reverse the continued sales declines in future periods.

In the Imaging segment, net sales decreased 9.0% and 4.4% for the quarter and nine months ended December 31, 2003, as compared to comparable periods last year (decreased 12.3% and 9.3%, respectively, excluding the impact of foreign currency exchange). Most Imaging operations, domestically and internationally, with the exception of CPAC Asia and CPAC Africa, had lower net sales in the third quarter this year, as compared to last year, on a local currency basis. This reflects the worldwide slowdown in the traditional imaging marketplace, due partly to the advances of digital products, fierce competition from larger entities, and currency pressures overseas due to the stronger Euro and Japanese yen versus the U.S. dollar. Domestically, the Company's medical imaging and photo imaging had decreases for the quarter and nine months ended December 31, 2003, as compared to comparable periods last year ranging from 13.2 to 20.3%. The advances of digital technology are expected to continue to impact both of these operations in future quarters. Reduction in revenues were anticipated earlier this year, spurring the Imaging Restructuring plan, which will enable the Company to manufacture all domestic imaging products at one location. (See Foreign Operations discussion for international operation's quarter and nine months results.)

Gross Margins

Consolidated gross margins, exclusive of the Imaging restructuring charges, were 42.2% for this quarter versus 45.0% for the year ended March 31, 2003 and 45.2% for the same quarter last year.

Gross margins in the Fuller Brands segment were 48.7%, 50.3%, and 50.8% respectively, for the quarter ended December 31, 2003, the year ended March 31, 2003, and the quarter ended December 31, 2002. Declines in gross margins reflect the unfavorable impact of lower production volume through the Great Bend, Kansas, manufacturing facility, as a result of lower sales in each segment operation. Increasing production throughput is essential, if product margins are to improve in future periods.

Gross margins in the Imaging segment, exclusive of the restructuring charges, were 34.5%, 37.5%, and 37.7% for the quarter ended December 31, 2003, the year ended March 31, 2003, and the quarter ended December 31, 2002. With the completion of the domestic Imaging Restructuring initiative, it is expected that gross margins should improve by eliminating duplicate manufacturing costs and increased overhead efficiencies. However, with worldwide revenues continuing to decline, continued elimination of fixed costs wherever possible will be required in future periods.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs this quarter, exclusive of the Imaging restructuring charges, were 42.2% of net sales, versus 40.5% for the year ended March 31, 2003 and 40.6% for the same quarter last year.

For the Fuller Brands segment, selling, administrative, and engineering expenses for the quarter were 50.4% of net sales, as compared to 44.4% and 47.0% for the year ended March 31, 2003 and the quarter ended December 31, 2002. The increase in the percentage this quarter versus previous periods reflects additional expense related to increased sales and marketing management, packaging revisions, and other initiatives related to Fuller's interest in selling its products through large retail store chains. The percentage increase also reflects the reduction in revenues in all divisions. In January 2004, the segment undertook a comprehensive review of its fixed costs, which resulted in small reductions in personnel and other discretionary spending, and will continue to search for future cost reduction opportunities.

In the Imaging segment, selling, administrative, and engineering costs for the quarter ended December 31, 2003, exclusive of the Imaging restructuring charges, were 35.5% of net sales, as compared to 34.2% and 31.8% for the year ended March 31, 2003 and the quarter ended December 31, 2002, respectively. While the Imaging Restructuring plan is expected to eliminate duplicate costs in the domestic Imaging operations, the segment continues to reduce fixed costs in light of falling revenues and has reduced headcount and other discretionary spending in January 2004. The Company will also be reviewing fixed cost levels in its foreign operations, which, depending on sales trends in Europe, Asia, and other international arenas in which they conduct business, may require expense reductions also.

Research and Development Expense

Research and development expenses, as a percentage of sales were 0.9%, 0.7%, and 0.6% for the quarter ended December 31, 2003 versus the year ended March 31, 2003 and the quarter ended December 31, 2002. The slight increase in the current year's quarter, as a percentage of sales, reflects the Company's continuing emphasis of focusing on improving existing products or developing complimentary products, based on customer needs.

Net Interest Expense

Net interest expense (interest expense less interest income) for the quarter and nine months ended December 31, 2003 decreased slightly, as compared to the third quarter and nine months ended December 31, 2002. The decrease was caused by a lower interest expense as a result of reduced foreign borrowings.

Income Taxes

The consolidated provision (benefit) for income taxes, as a percentage of income (loss) before minority interests, equity in loss of affiliate, and cumulative effect of change in accounting principle was (31.1%) and (50.9%) for the three and nine months ended December 31, 2003, as compared to 30.8% for the year ended March 31, 2003, and 32.7% and 35.6% for the three and nine months ended December 31, 2002. The consolidated benefit recorded for the three and nine months ended December 31, 2003 is partly attributable to the expenses related to the Imaging Restructuring plan, which contributed to the losses before minority interests and equity in loss of affiliate in both periods, mitigated by foreign tax provisions from the Company's Belgian, Italian, and South African operations. The Company's consolidated benefit for the nine months ended December 31, 2003, as compared to previous periods, was also impacted by its majority-owned Asian subsidiary, CPAC Asia Imaging Products Limited, whose earnings increase of approximately $375,000, as compared to last year, was not subject to tax (CPAC Asia operates under a seven-year tax holiday).

At December 31, 2003, the Company has recorded gross deferred tax assets of approximately $4,642,000 with no valuation reserve. These deferred tax assets consist primarily of domestic (U.S. Federal and State) tax benefits for items which have been recognized for financial reporting purposes, but which will be reported on tax returns to be filed in the future and approximately $428,000 of foreign net operating loss carryforwards. Realization of the domestic portion of the net deferred tax asset is dependent upon profitable operations in the United States during future years. Despite domestic pretax losses for the quarter and nine months ended December 31, 2003, the Company believes they are primarily attributable to the Imaging Restructuring plan and that the Company will return to profitability in fiscal 2005. Likewise, realization of the deferred tax asset related to the foreign net operating loss carryforward is also dependent on future, foreign income. Although realization for both is not assured, the Company believes, in following the criteria specified in SFAS No. 109, "Accounting for Income Taxes", that it is more likely than not that such assets will be realized. Should the Company experience a significant, future, unanticipated impairment or restructuring charge, it is possible that it could be required to record a valuation allowance on a portion or all of the deferred tax assets.

Net Income (Loss)

The net loss for the quarter ended December 31, 2003, as compared to net income for the corresponding quarter ended December 31, 2002, was partially a result of the $801,000 after-tax expense of the Imaging Restructuring initiative, the increased percentage of TURA's losses recognized, as well shortfalls in sales and resulting profits from both segments. The decrease in income before cumulative effect of change in accounting principle for the nine months ended December 31, 2003 versus the corresponding period last year, was due also to the $354,000 after-tax expense of the Imaging Restructuring initiative, increased amount of TURA losses recognized, and general decline in both segment's sales and resulting profits.

Foreign Operations

The results of operations for the Company's foreign subsidiaries, including the impacts of currency exchange, are reported on a three-month lag.

Combined net sales for the Company's operations in Thailand, Africa, Belgium, and Italy for the third quarter, as compared to last year, increased approximately $176,000 or 4.9% (or decreased approximately $162,000 or 4.5%, excluding the impact of currency exchange). For the third quarter CPAC Europe and Italia net sales combined increased 4.5% (decreased 8.8%, after removing currency impact). CPAC Asia's sales were flat in the third quarter, as their net sales increased approximately $1,000 or less than 1% (currency impact was negligible). CPAC Africa continued to demonstrate growth as net sales increased approximately $68,000 or 43% ($44,000 or 28%, after removing currency impact).

Total combined net sales for the Company's foreign operations for the first nine months of fiscal 2004, as compared to the similar nine-month period in fiscal 2003, increased approximately $1,254,000 or 13.3% (or decreased approximately $169,000 or 1.8%, after removing impact of currency exchange). Combined CPAC Europe and Italia net sales for this period increased approximately $671,000 or 11.1% (after removing currency impact, decreased $488,000 or 8.1%), which was offset by $356,000 and $227,000 increases from CPAC Asia and Africa, respectively ($285,000 and $34,000, after removing currency impacts).

Combined pretax profits for the third quarter, prior to minority interests and equity in losses of TURA, decreased approximately $14,000 (approximately $51,000, excluding impact of currency exchange), as compared to the third quarter of fiscal 2003. CPAC Europe and Italia's pretax profits combined decreased approximately 6.8% (approximately 18.7%, excluding impact of currency exchange). CPAC Asia's profits were up approximately $26,000 (approximately $23,000, after removing currency impact) over the comparable quarter last year, while CPAC Africa's third quarter pretax income declined approximately $21,000 (approximately $24,000, after removing currency impact).

Total combined pretax profits, prior to minority interests and equity in losses of TURA, for the first nine months of fiscal 2004, as compared to the similar nine month period in fiscal 2003, increased approximately $328,000 (approximately $221,000, excluding impact of currency exchange). Europe, Italia, and Africa pretax earnings declined approximately $46,000 (approximately $142,000, after removing currency impacts), while CPAC Asia's pretax profits increased almost $375,000 ($364,000, after currency impacts were removed). Over $250,000 of this increase was due to the fiscal 2003 CPAC Asia bad debt provision increase, due to a troubled distributor account.

As disclosed in Note 3, the Company increased the investment in TURA AG to 40% requiring the change in accounting for this investment to the equity method. Commencing in the second quarter of fiscal 2004, the Company recorded its 40% share of TURA's net loss, plus the amortization of the purchase price (in fiscal 2003 and the first quarter of fiscal 2004, the Company recorded its 19% of TURA's net loss, plus the amortization of the purchase price). TURA's results reflect the worldwide economic pressures on the traditional film, paper, and photofinishing markets, as well as currency difficulties due to the stronger Euro against the dollar. Despite steps taken by TURA AG to expand sourcing of materials to offset unfavorable pricing situations, these measures may not be enough to dramatically improve operating results during the fourth quarter. The Company expects TURA to report a net loss for the fourth quarter and calendar year ending December 31, 2003. Operating results for the first quarter of calendar 2004 will be analyzed to determine if the downturn in TURA's operations is other than temporary.

Imaging Restructuring

As previously disclosed, the Company announced on May 28, 2003 that it was consolidating its domestic manufacturing of imaging chemicals into its Norcross, Georgia, facility and that it would be curtailing manufacturing at its St. Louis, Missouri, facility during the fiscal year ending March 31, 2004. The decision to restructure was a result of improvements in manufacturing efficiencies and shifts to production of highly concentrated chemical formulations leaving excess capacity and the need to eliminate duplicate overhead functions. The Company expects to reduce domestic Imaging expenses by $1.0 to $1.2 million upon the completion of the restructuring plan (expected to begin during the fourth quarter of fiscal 2004).

During the first quarter of fiscal 2004, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," in conjunction with this Plan. The costs associated with the restructuring included severance benefits and other associated costs related to the physical move of the manufacturing. Upon completion of the Plan, severance costs should total approximately $570,000 with other associated costs related to the manufacturing move estimated at $805,000. For the three and nine months ended December 31, 2003 approximately $534,000 and $1,131,000 of total costs have been expensed, respectively.

The Company has begun actively marketing the former St. Louis manufacturing facility for sale and believes the property, having a net book value of approximately $1,237,000, will be sold in the next three to six months. The Company continues to lease a 35,000 square foot warehouse adjacent to the St. Louis manufacturing facility. The lease expires in approximately three years under a five-year termination clause (original lease was for ten years). At this time, the Company has not concluded if it will attempt to sublease the leased warehouse, or use as a distribution facility, and as such, has not accrued any lease impairment or termination costs at December 31, 2003.

The table below summarizes the total costs accrued and paid under the criteria described in SFAS No. 146, as of and for the three and nine months ended December 31, 2003:

	Severance Pay and Benefits Reserve	Unaudited Other Associated Costs Reserve	Total
First Quarter Fiscal 2004 Charges	$ 168,000	$ 12,000	$ 180,000
First Quarter Fiscal 2004 Paid	0	0	0
June 30, 2003 Balance	168,000	12,000	180,000
Second Quarter Fiscal 2004 Charges	294,000	123,000	417,000
Second Quarter Fiscal 2004 Paid	(88,000)	(107,000)	(195,000)
September 30, 2003 Balance	374,000	28,000	402,000
Third Quarter Fiscal 2004 Charges	104,000	430,000	534,000
Third Quarter Fiscal 2004 Paid	(226,000)	(424,000)	(650,000)
December 31, 2003 Balance	$ 252,000	$ 34,000	$ 286,000

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Nine Months Ended December,
	2003	2002
Cash provided by (used in):
Operating activities	$ 4,086	$ 3,797
Investing activities	(3,628)	(1,243)
Financing activities	(1,752)	(2,104)
Currency impact on cash	19	7
Net increase (decrease) in cash and cash equivalents	$ (1,275)	$ 457

Net cash provided by operating activities

Consolidated net cash provided by operating activities increased for the nine months ended December 31, 2003, versus the comparable period last year, due primarily to a reduction in accounts receivable and inventory levels, as a result of reduced revenues.

Net cash used in investing activities

Consolidated net cash used in investing activities increased for the nine months ended December 31, 2003, versus the comparable period last year, due to the Company's additional $1,300,000 equity investment in TURA, as well as capital expenditures related to the expansion of the Norcross, Georgia, manufacturing facility to incorporate the manufacture of color chemistry being transferred from the former St. Louis facility.

Net cash used in financing activities

Consolidated cash used in financing activities decreased for the nine months ended December 31, 2003 versus the nine months ended December 31, 2002, due to the absence of any stock repurchases for the nine months ended December 31, 2003, partially offset by increased debt repayments from the Company's foreign subsidiaries.

The following table presents working capital information at December 31, 2003, March 31, 2003, and December 31, 2002:

	December 31, 2003	March 31, 2003	December 31, 2002
Working capital (in thousands)	$ 29,680	$ 31,954	$ 31,716
Working capital ratio	4.28 to 1	4.28 to 1	4.46 to 1
Receivable days outstanding	44.1 days	47.8 days	47.2 days
Annual inventory turns	2.9 times	3.0 times	2.9 times

The Company has a line of credit agreement with Bank of America, which provides for a $20,000,000 maximum borrowing capacity, interest at LIBOR plus 1.25% to 2.00% based on a ratio of funded debt to EBITDA (earnings before interest, taxes, depreciation, and amortization expense) parameters, and various financial covenants to be met. The Agreement matures on October 31, 2004. The Company was in compliance with the covenants as of December 31, 2003 or applicable waivers were obtained. At December 31, 2003, March 31, 2003, and December 31, 2002, the Company had not borrowed on the line of credit. The Agreement also contains a $6.2 million letter of credit facility, which the Company uses to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company's majority owned subsidiary, CPAC Asia Imaging Products Limited, has a line of credit with an international bank of 20 million baht (approximately $475,000 based on the third-quarter conversion rate in Thailand). Interest is payable at prime (prime rate in Thailand was 8.75% at the end of the third quarter). At December 31, 2003, CPAC Asia Imaging Products Limited had not borrowed on the line of credit.

Management believes that its existing available lines of credit and cash flows from operations will be adequate to meet normal working capital needs, based on operations as of December 31, 2003.

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

The Company continues to follow the critical accounting policies and estimates as disclosed in the Company's March 31, 2003 Annual Report to Shareholders in preparing the interim financial statements for the three months ended December 31, 2003. Management's assumptions and judgements have not changed significantly from that previously disclosed.

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
(10) Material contracts
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 14, 1997, November 24, 1998, September 24, 1999, September 29, 2000, September 7, 2001, November 8, 2002 and November 17, 2003

10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001

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
(32) Section 1350 Certifications
(99) Additional exhibits-- Not applicable

b.   Reports Filed on Form 8-K.
On November 10, 2003 the Company filed a Current Report (Form 8-K) with respect to the November 7, 2003 press release issued regarding CPAC, Inc.'s second quarter and six-month results ended September 30, 2003 and the quarterly $0.07 cash dividend declared. On December 19, 2003 the Company filed another Current Report (Form 8-K) with respect to the press release of same date issued regarding guidance for its third quarter sales.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPAC, INC.
(Registrant)

Date February 10, 2004	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date February 10, 2004	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date February 10, 2004	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	Articles of incorporation, By-laws
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
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

N/A
10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

N/A
10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 14, 1997, November 24, 1998, September 24, 1999, September 29, 2000, September 7, 2001, November 8, 2002 and November 17, 2003

N/A
10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	24
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	25
32.	Section 1350 Certifications		26