Form 10-K
period 2004-03-31
CPAC INC
filed 2004-06-29
CIK 351717

OMB APPROVAL
OMB Number: 3235-0063
Expires: November 30, 2006
Estimated average burden hours per response: 1,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004

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

The aggregate market value of the 2,702,307 shares of voting stock held by non-affiliates (persons other than officers, directors, and 5% shareholders) of the Registrant as of September 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, was $16,460,691, based on the closing price of $6.09 on the Nasdaq National Market as of such date. As of March 31, 2004 there were 4,946,774 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Part III of this Form 10-K are incorporated herein by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders dated June 22, 2004.

CPAC, INC. TABLE OF CONTENTS

INDEX TO ITEMS INCORPORATED BY REFERENCE

PART III		Caption in Proxy Statement
Item 10.	Directors and Executive Officers of the Registrant.	Election of Directors: and Security Ownership of Certain Beneficial Owners and Management
Item 11.	Executive Compensation.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions.	Election of Directors; and Committee Reports
Item 14.	Principal Accountants Fees and Services.	Principal Accountants Fees and Services

PART I

Item 1.     BUSINESS.

OVERVIEW

CPAC, Inc. (pronounced C-pack) and its consolidated subsidiaries (herein referred to collectively as "CPAC" or "the Company," unless indicated otherwise) has two principal business Segments: Fuller Brands and CPAC Imaging. The Company's Fuller Brands Segment develops, manufactures, distributes, and markets branded and private-label consumer and commercial cleaning and personal care products in North America and internationally. CPAC Imaging Segment includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa and Thailand, which collectively sell into more than 100 other countries.

CPAC, INC.
Fuller Brands Segment
58% of CPAC Sales
CPAC Imaging Segment
42% of CPAC Sales
The Fuller Brush Company
Cleaning Technologies Group
Stanley Home Products
Four Domestic Operations
Four International Operations

CPAC was formed in 1969 as a New York Corporation under the name of Computerized Pollution Abatement Corporation. Its name was shortened to CPAC, Inc. in 1976. The principal executive offices of the Company are located at 2364 Leicester Road, Leicester, New York, 14481, telephone number 585-382-3223. The Company maintains a web site at www.cpac.com and makes its annual, quarterly, and periodic Securities and Exchange Commission ("SEC") filings available through the News and Financial Information section of that web site. The Company's SEC filings are available through this web site free of charge, via a direct link to the SEC web site at www.sec.gov. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company's filings with the SEC are also available to the public at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.

Fuller Brands Segment

The Company's Fuller Brands Segment is comprised of three business operations that develop, manufacture, distribute, and market approximately 2,700 branded and private-label products for consumer and commercial cleaning and personal care applications. These business operations are The Fuller Brush Company, Inc., Great Bend, KS (acquired in 1994); Stanley Home Products, Agawam, MA (operated since 1995); and Cleaning Technologies Group (CTG), Great Bend, KS (acquired in 1997).

The Segment's products include home and commercial cleaning products (all-purpose cleaners, degreasers, deodorizers, stain removers, laundry products); stick goods (brooms, brushes, mops); commercial floor care chemicals (finishes and waxes, strippers, sealers, maintainers); custom brush components for OEM applications; and personal care products (brushes, hair and skin care, fragrances, cosmetics, vitamins, nutritional supplements). The vast majority of Segment products are manufactured at its 600,000 sq. ft. facility in Great Bend, Kansas.

FULLER BRANDS -- CONSUMER

The Consumer component of the Fuller Brands Segment consists of products sold through The Fuller Brush Company and Stanley Home Products business operations, which utilize the following channels: direct selling, catalogs, the Internet, factory outlet stores, direct marketing partners, television home shopping, sweepstakes, and high-end retailers, including grocery and drug.

The consumer product lines of these two business operations include (i) Home Care products for kitchen, laundry, bath, and general household cleaning, as well as brushes, brooms, and mops and (ii) Personal Care products such as brushes, hair and skin care products, fragrances, cosmetics, vitamins and nutritional supplements. The Fuller Brush Company and Stanley Home Products each hold more than 100 registered trademarks in the U.S. and elsewhere for their products.

While most of the Consumer cleaning products for Fuller and Stanley are developed and manufactured in the Great Bend facility, nutritionals and a number of cosmetic and skin care products are imported.

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

Factory Outlet Stores

Fuller Brush operates eight Factory Outlet Stores, six of which are located in outlet shopping centers in Kittery, Maine; Branson, Missouri; Myrtle Beach, South Carolina; Pigeon Forge, Tennessee; Kenosha, Wisconsin; and Westbrook, Connecticut; with additional stores located in a regional mall in Hazelwood, Missouri; and at the Fuller Brush plant in Great Bend, KS. All products bear the Fuller Brush brand and are sold at a discount. First quality consumer products comprise approximately 80% of stocked merchandise with the balance consisting of consumer and commercial overstocks, closeouts, and ''seconds". The Factory Outlet component of Fuller Brands' Consumer business provides a useful platform for delivering world famous Fuller quality goods to those consumers not covered by a local representative.

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

Retail Initiative

As a new market growth initiative, Fuller Brush aggressively pursued entrance with its redesigned and updated consumer product line into the retail channel of distribution targeting specialty, high-end retail merchants who have similar customer demographics. Fuller Brush utilizes manufacturers representatives to access and service the accounts with the consumer products being sold direct to these merchants.

Distribution through this channel facilitates Fuller Brush's ability to reach the customer base stranded by the direct selling representatives who no longer sell and offers new consumers an opportunity to purchase Fuller merchandise.

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

Commercial Cleaning

Cleaning Technologies Group (CTG), the commercial cleaning operation, manufactures, distributes, and sells sanitary maintenance supplies, professional cleaning products, and stick goods (brooms, brushes, mops). Products are sold through a national network of wholesale janitorial and paper distributors, manufacturers' representatives, and large buying groups that purchase and resell products to end-users such as grocery stores, offices, hotels, retail stores, hospitals, schools, and manufacturing plants. CTG also employs a national sales force of regional representatives to provide service to and manage the accounts of its distribution network. In addition, CTG exhibits its products at national trade shows.

CTG products are marketed under the Franklin Cleaning Technology®, Masury-Columbia®, Fuller Brush® Commercial and Brillo® brand names. In all, CTG has over 60 trademarks for general and specific commercial cleaning needs. With the exception of marketing, all of CTG's support functions are located at the Company's Great Bend facility.

Custom Products

The Custom Products sales channel of The Fuller Brush Company designs, manufactures, and sells private-label chemicals and stick goods made to customers' specifications. It principally manufactures OEM brush components; however, it also produces a variety of chemicals, metal handles, and plastic parts. The Custom Products division principally serves the footwear, aviation, durable goods, and agriculture industries.

The Company's plant in Kansas features state-of-the-art high-speed lines as well as unique equipment which is used to manufacture brushes and brush components designed for specialty applications.

Export

The Fuller Brush Company services a number of commercial customer accounts in Canada, Mexico, and other countries. It distributes via intermodal transport to Puerto Rico. Primary products exported are home and floor care chemicals and products.

COMPETITION

Fuller Brands

CONSUMER BUSINESS

Fuller Brands' Consumer business entails the development, manufacture, and marketing of home cleaning and personal care products that are sold to consumers principally through the following four channels:

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

Management believes that the personalized demonstrations and service offered by Fuller and Stanley representatives; the rich history of those brands; the high quality and efficacy of the products; and the Company's satisfaction guarantee are significant factors in maintaining a competitive position in direct selling. Based on the historic Fuller Brush brand, the Company believes that other consumer channels hold opportunity and it will continue to explore them.

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

Fuller has been in the direct sales business since 1906 and Stanley since 1931. For both organizations, a reputation for quality and service has created significant loyalty to the products and to the business opportunity. The Company believes there is still significant brand equity in both names.

Management believes that the Internet channel has enhanced sales, marketing, recruiting, and information-sharing opportunities for its customers and representatives. A significant cost reduction is achieved by communicating electronically with the field sales force. The Internet also allows current and prospective customers and representatives to self-educate about products.

Factory Outlet Stores

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

Retail Initiative

Fuller Brush utilizes its high-brand and high-quality reputation to establish its products as a premium offering to select, high-end retailers and to organize Fuller Brush products as a cleaning center concept versus individual item sales. The initial strategy will be to limit distribution within the retail channel and provide the retailer higher profitability than national brands sold through discount mass merchants.

Our competitors in this channel are national brands such as Rubbermaid®, O-Cedar®, Oneida, Quickie®, Libman®, and SC Johnson who have national advertising campaigns and established relationships with Fuller's target customers. In this channel, Fuller also competes with niche products such as Swiffer® that have limited product lines and brand awareness.

COMMERCIAL BUSINESS

Fuller Brands' Commercial sales channel develops, manufactures, and markets commercial cleaning and maintenance chemicals, and stick goods. The Fuller Brands Segment competes with regional, national, and global companies in each of the three industrial channels in which it operates: Commercial Cleaning, Custom Products, and Export.

Commercial Cleaning

Cleaning Technologies Group (CTG), the Fuller Brands Segment's commercial cleaning sales channel, markets branded and private-label janitorial and maintenance products through a direct sales force as well as a national distributor network. CTG products are used primarily in offices, hotels, retail stores, hospitals, schools and other public buildings.

Commercial cleaning products is a fragmented industry, and although two companies are significantly larger than others (SC Johnson Wax and Ecolab), no single firm or group of firms dominates the industry as a whole. Numerous small regional or local competitors focus on limited geographies, product lines and/or customer segments. CTG seeks to fill specific product niches where it feels it can compete favorably, such as providing one-stop sanitation shopping for retail food stores.

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

Custom Products

This component of Fuller Brands' Commercial sales channel is involved in the manufacture and sale of private-label products made to customers' specifications. The primary products are brushes and brush components, although various chemicals, metal handles, and plastic parts are also produced on a contract basis.

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

Export

Fuller Brands' export sales channel currently is limited to the selling of branded commercial and household products through a small network of commercial distributors outside of the continental U.S. (primarily in Puerto Rico and Canada).

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

Seven of the Imaging Segment's eight business operations manufacture products. Equipment is manufactured at CPAC Equipment, Inc. (CEI) in Leicester, NY and chemicals are blended and packaged at five other plant locations. An eighth business operation, Profit Recovery Systems, Inc. (PRS), is exclusively a sales and marketing organization. All products are marketed to businesses, such as photo processing labs, radiology and dental practices, and printing facilities in more than 100 countries worldwide. A superior level of customer and technical support is a distinguishing characteristic of the Segment.

The Imaging Segment manufactures most of its products to better control costs, quality, and inventory levels. This arrangement minimizes the expenses associated with outside vendor overhead and carrying raw goods versus finished goods inventory. The raw materials necessary for manufacture of the Segment's products are readily available from numerous sources and the Imaging Segment is not dependent on any single supplier for any one item.

The refining of customers' recovered silver is conducted under an exclusive, recently renewed, five-year agreement with Academy Corp. (Pioneer Refining Services), the largest independent U.S. refiner of photographic silver.

Business operations in this Segment include CPAC Equipment, Inc. (CEI), Leicester NY (established in 2003 and formerly CED); PRS, Inc., Duluth, GA (established in 1981); Trebla Chemical Company (Trebla), Duluth, GA (acquired in 1984); Allied Diagnostic Imaging Resources, Inc. (Allied), Norcross, GA (acquired in 1988); CPAC Europe, Herentals, Belgium

(established in 1989); CPAC Italia, Gorgonzola, Italy (acquired in 1992); CPAC Africa, Pretoria, South Africa (acquired in 1997); CPAC Asia Imaging Products Limited, Chachoengsao, Thailand (established in 1998).

CPAC Imaging -- Color Photographic

There are three principal areas in which CPAC's Color Photographic sales channel operates: Chemicals, Equipment, and Refining Services.

The Color Photographic Chemicals sales channel includes the development, manufacture, packaging, distribution, marketing, and sales of branded and private-label processing chemicals used to develop photographic paper and film. These activities are carried out at our domestic manufacturing plant in Norcross, Georgia, and the four international business operations.

Equipment is manufactured exclusively at CPAC Equipment, Inc., and involves the design, patent, fabrication, installation, and service of branded and private-label silver recovery and pollution control equipment, which helps photo processors achieve environmental compliance by collecting silver (a by-product of the traditional wet silver halide photographic process) for reclamation and subsequent refining.

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

Products are marketed domestically and in Mexico and South America by PRS, Inc., the exclusive sales and marketing organization for CPAC's Color Photographic products, to a national network of photographic distributors and directly to end-users. For each of the International business operations, a sales force markets to distributors and end-users. The distributors buy CPAC's products and then market and sell them to photo processors, retaining the difference between the purchase and selling prices as profit. Each manufacturing business operation employs a team of technical support personnel to provide service to the distribution network and end-users. In addition, CPAC's Color Photographic businesses advertise their products in trade publications and exhibit at national and international industry trade shows.

Color Photographic currently accounts for approximately 61% of CPAC Imaging sales. Since its practice is to ship goods upon receipt of customer orders, Color Photographic does not generally have a material backlog of orders for its products.

CPAC, Inc. currently maintains a 40% minority equity interest in TURA AG, a German manufacturer and supplier of photographic paper and film emulsion products and wide-format inkjet printing consumables. Through this expansion of an existing relationship, each company's core products are now sold through each other's respective distribution channels. Prior to April 2003, CPAC, Inc. had a 19% minority equity investment in TURA AG.

CPAC Imaging -- Health Care

CPAC's Health Care sales channel operates in three principal areas: Chemicals, Equipment, and Refining Services.

The Health Care Chemicals business is involved with the development, manufacture, packaging, distribution, marketing, and sales of branded and private-label wet processing chemicals used to develop medical and dental x-ray film. Dental x-ray film was introduced to the line in FY '03. These activities are carried out at our domestic manufacturing plant in Norcross, Georgia, as well as two international manufacturing plants.

Health Care Equipment, both branded and private label, involves the design, patent, fabrication, installation, and service of silver recovery equipment and chemical automixers for medical, dental, chiropractic, veterinary, and podiatry practices; illuminators (light boxes) for viewing x-ray film; and dry-heat sterilizers and portable and stationary vacuum equipment (evacuators) for dental practices. This equipment is manufactured exclusively at CPAC Equipment, Inc.

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

A national sales force markets products to health care products distributors, to group purchasing organizations (GPO's), and directly to end-users. These distributors and GPO's buy CPAC's Health Care products and then market and sell these products to health care providers, retaining the difference between the purchase and selling prices. Each manufacturing business operation also employs a team of technical support personnel to provide service to the distribution network and end-users. In addition, CPAC Imaging exhibits its products at national and international industry trade shows.

Health Care Imaging currently accounts for approximately 33% of CPAC Imaging sales. Since its practice is to ship goods upon receipt of customer orders, Health Care does not generally have a material backlog of orders for its products.

CPAC Imaging -- Graphic Arts

CPAC's Graphic Arts sales channel operates in two principal areas: Chemicals and Equipment.

The Graphic Arts Chemicals sales channel is involved with the development, manufacture, packaging, distribution, marketing, and sales of branded and private-label wet processing chemicals used to develop prepress film and plates used in printing facilities. These activities are carried out at our domestic manufacturing plant in Norcross, Georgia, as well as two international manufacturing plants.

Graphic Arts Equipment, both branded and private label, involves the design, patent, construction, installation, and service of silver recovery and pollution control equipment and chemical mixers for commercial and in-plant printers, and service bureaus. This equipment is manufactured exclusively at CPAC Equipment, Inc.

Graphic Arts products, sold under the Allied®, SilvPAC® and CPAC® brands as well as under private-label agreements, are marketed to commercial and in-plant printing markets and are used wherever film or plates are wet processed, primarily printers of newspapers, magazines, packaging, and labels, and service bureaus.

A national sales force of manufacturer's representatives markets products to Graphic Arts products distributors; to group purchasing organizations (GPO's); and directly to end-users. The distributors and GPO's buy and resell CPAC's Graphic Arts products, retaining the difference between the purchase and selling prices as profit. Each manufacturing business operation employs a team of technical support personnel to provide service to the distribution network and end-users. In addition, CPAC exhibits its products at national trade shows for the Graphic Arts industry.

Graphic Arts Imaging currently accounts for approximately 6% of CPAC Imaging sales. Since its practice is to ship goods upon receipt of customer orders, Graphic Arts does not generally have a material backlog of orders for its products.

COMPETITION

CPAC Imaging

Color Photographic

CPAC's Imaging Color Photographic sales channel competes with regional, national and international Imaging companies. The CPAC Imaging Segment develops, manufactures, packages, markets and distributes liquid chemicals for developing silver halide photographic film and paper; silver recovery and pollution control equipment and supplies; and provides silver refining services. Through its relationship with TURA AG, photographic film and paper are also part of the product line.

Color Photographic products are used wherever photographs are wet processed, primarily independent and chain photo labs; one-hour processing locations such as mass market retailers; photo labs at universities and law enforcement agencies; and photo processing wholesalers.

The domestic and international markets for the Company's branded products are highly competitive. Competitors range in size from large, highly diversified companies to small, specialized producers. Direct competitors for Color Photographic chemicals include companies such as Eastman Kodak Company, Fuji Hunt Photographic Chemicals, and Champion Photochemistry Ltd. A direct competitor for silver recovery, silver refining services, and pollution control equipment is Hallmark Refining Corp.

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

HEALTH CARE

CPAC's Imaging Health Care sales channel develops, manufactures, packages, markets and distributes liquid chemicals for developing silver halide radiographic film, chemical automixers; silver recovery and pollution control equipment and supplies; and provides silver refining services. Additional products include illuminators for viewing medical x-rays, dry-heat instrument sterilizers used in dental practices; and dental evacuation units.

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

There is continued consolidation among Health Care imaging providers to consolidate their buying power by working with or joining group-purchasing organizations (GPO's). In this environment, CPAC's businesses must aggressively compete for GPO contracts that provide the most favorable conditions to the Company.

The Health Care Imaging industry continues to evolve, driven primarily by increased demand for digital products and services. In our business digital conversion is occurring in radiology and dental practices at a faster rate than in Color Photographic, but again, primarily in the U.S. This has impacted CPAC's sales in the U.S., but management believes there is still significant potential for traditional silver halide processes in emerging markets.

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

GRAPHIC ARTS

CPAC's Imaging Graphic Arts sales channel develops, manufactures, packages, markets and distributes liquid chemicals for developing graphic arts film and printing plates; chemical automixers; silver recovery and pollution control equipment and supplies; and provides silver refining services.

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

Employees

At March 31, 2004, the Company employed 531 people with 344 working in the Fuller Brands Segment, 169 in the CPAC Imaging Segment (85 U.S. and 84 International), and 18 assigned to the CPAC Corporate staff.

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

Item 2.     PROPERTIES.

CPAC, Inc. owns the land and building in Leicester, New York, where the offices of the Corporate staff and manufacturing operations of the CPAC Equipment, Inc. are housed. This plant is located on 4.2 acres and consists of a number of buildings, comprising a total of 30,330 sq. ft.

CPAC Imaging's headquarters are located in Duluth, Georgia, with leased office space of approximately 6,100 sq. ft. under a six-year lease expiring on July 31, 2009. CPAC Imaging's main domestic manufacturing plant (formerly Allied) is located in Norcross, Georgia, with the facility approximating 84,000 sq. ft. and is leased until August 31, 2008. As announced on May 28, 2003, the Company started consolidating its domestic manufacturing of imaging chemicals into its Norcross, Georgia, facility during fiscal 2004. That involved moving the production of Trebla Chemical Company photochemicals from its 40,000 sq. ft. facility in St Louis, Missouri, to CPAC Imaging's plant in Norcross, Georgia. The Trebla facility is marketed for sale. Trebla also maintains an adjacent 35,000 sq. ft. warehouse and office space for which utilization options are currently being explored. The Company is presently operating under a ten-year lease arrangement for this space, which commenced in October 2001, with a five-year termination clause.

CPAC Europe owns approximately 5 acres of land in Industriepark Herentals (near Antwerp), Belgium. The building, which is 43,900 sq. ft., has a mortgage outstanding on the property.

CPAC Italia leases 29,350 sq. ft. of office, warehousing, and industrial space in Gorgonzola, Italy. The lease on the present facility has four years remaining (original lease term was six years), with a six-year renewal option.

The Fuller Brush Company, Inc.'s 495,000 sq. ft. facility is located in Great Bend, Kansas. The single story building contains manufacturing, distribution, office facilities, and retail outlet store, and has access to both truck and rail transportation for shipping purposes. The facility was financed through an Industrial Revenue Bond, which is outstanding until 2009. Fuller Brush constructed a 105,000 sq. ft. North America Distribution Center (warehouse facility) on its property in Great Bend, Kansas, to accommodate Fuller's present inventory and to position Fuller Brush for future acquisitions and revenue growth. Fuller also leases seven third party retail outlet stores with two stores located in Missouri and one located in each of the following: Connecticut, Maine, South Carolina, Tennessee, and Wisconsin. There is also an outlet store located at the Fuller Brush offices in Kansas.

Stanley Home Products division leases 6,800 sq. ft. of office space in Agawam, Massachusetts, under a five-year lease commitment, expiring in 2006.

In fiscal 2005, CPAC Africa expanded its manufacturing space by relocating to a 18,290 sq. ft. facility located in Pretoria, South Africa, under terms of a three-year lease expiring in February 2007.

CPAC Asia owns its 33,000 sq. ft. facility located in Chachoengsao, Thailand.

In management's estimation, all facilities are adequate to allow the Company to continue operations.

Item 3.     LEGAL PROCEEDINGS.

No material litigation is pending to which the Registrant and/or its subsidiaries is a party or of which property of the Registrant and/or its subsidiaries is the subject.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market on which the Registrant's Common Stock is being traded is the NASDAQ National Market System.

	Fiscal 2004				Fiscal 2003
	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q
Price per share:
High	$6.490	$6.780	$6.990	$6.460	$5.810	$5.801	$6.800	$7.700
Low	5.510	5.810	5.620	5.010	4.850	4.370	5.200	6.050

The source of such quotations is from the Nasdaq-Amex OnlineSM service. Such online quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

The approximate number of holders of record of the Common Stock of the Registrant as of March 31, 2004 is 1,945. This number includes only holders of record and beneficial holders who have disclosed that they are recordholders. Regular, quarterly dividends of $0.07 a share have been paid in both years 2004 and 2003.

The following table provides information as of March 31, 2004 concerning compensation plans previously approved by security holders and not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)(2) (3)
Equity compensation plans approved by security holders(1)	1,041,936	$8.02	389,869
Equity compensation plans not approved by security holders	0	0	0
Totals	1,041,936	$8.02	389,869

(1)	Includes all options outstanding under the Executive Long-Term Stock Investment Plan and the CPAC, Inc. Non-Employee Directors Stock Option Plan.
(2)

The CPAC, Inc. Non-Employee Directors Stock Option Plan allows annual, automatic grants for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the Annual Meeting of Shareholders, at a price equal to the fair market value at that date.

(3)	A total of 389,869 option shares are available for future grant under the Executive Long-Term Stock Investment Plan. There are no shares available for future grant under the 1991 Plan.

Item 6.     SELECTED FINANCIAL DATA.

	For the Years Ended March 31,
	2004	2003(1) (2)	2002	2001(3)	2000(3)
Net Sales	$90,010,745	$ 95,290,340	$ 97,779,098	$104,544,036	$112,146,601
Operating income (loss)(4)	(223,692)	3,874,919	5,134,641	8,320,623	9,605,506
Income before income tax expense	(3,818,540)	3,277,019	4,486,959	7,298,852	8,796,508
Income (loss) before cumulative effect of change in accounting principle	(3,349,540)	2,041,435	2,929,959	4,584,852	5,602,508
Net income (loss)	(3,349,540)	(4,239,816)	2,929,959	4,584,852	5,602,508
Net income (loss) per common share-basic:
Before cumulative effect of change in accounting principle	(0.68)	0.40	0.56	0.83	0.92
Cumulative effect of change in accounting principle, net(5)		(1.24)
Basic net income (loss) per share	(0.68)	(0.84)	0.56	0.83	0.92
Net income (loss) per common share-diluted:
Before cumulative effect of change in accounting principle	(0.68)	0.40	0.56	0.82	0.91
Cumulative effect of change in accounting principle, net(5)		(1.24)
Diluted net income (loss) per share	(0.68)	(0.84)	0.56	0.82	0.91
Total assets	65,425,990	68,450,175	75,958,895	77,221,170	76,808,296
Total long-term debt(6)	6,981,645	7,978,401	8,465,896	8,995,490	9,492,180
Cash dividends declared	1,385,201	1,426,080	1,454,697	1,558,331	1,609,169
Cash dividends per share(7)	0.28	0.28	0.28	0.28	0.26

(1)

In April 2003, the Company increased its investment in affiliate to 40%, and in accordance with APB 18, adopted the equity method of accounting. 2003 financial statements have been restated to account for the Company's previous 19% ownership, as if it had been accounted for under the equity method.

(2)

In 2003 the Company adopted the non-amortization provisions of SFAS No. 142. As a result of the adoption, results for 2003 do not include certain amounts of amortization of goodwill that are included in the prior years' financial results. See Note 5 to the Company's Consolidated Financial Statements for additional information.

(3)	In accordance with EITF 00-10, shipping and handling costs billed to customers have been reclassified to net sales, with no impact on operating or net income.
(4)	Income before interest expense (income) net, non-operating income (expense) and income tax expense.
(5)

Upon adoption of SFAS No. 142 in 2003, the Company recorded an impairment adjustment of $6,281,251, net of tax. See Note 5 to the Company's Consolidated Financial Statements for additional information.

(6)	Includes current maturities.
(7)	On June 7, 2000 the regular quarterly cash dividend was increased from $0.065 to $0.07 a share.

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

The Company's financial results for the fiscal year ended March 31, 2004 include an after-tax charge of $0.15 per diluted share for the Imaging Restructuring initiative (See Note 8 to the Consolidated Financial Statements), an after-tax charge of $0.12 per diluted share for its equity in losses from TURA, now required to be recognized due to the change in accounting, as a result of CPAC's increased ownership, and an after-tax charge of $0.47 per diluted share related to the recognition of an impairment loss on the Company's investment in TURA (See Note 2 to the Consolidated Financial Statements regarding TURA charges).

The Company's financial results for the fiscal year ended March 31, 2003 reflect the adoption of SFAS No. 142 during the Company's first quarter of fiscal 2003. Adoption included the recording of a one-time, non-cash expense of $6,281,251, net of a tax benefit of $4,188,000, or $1.24 per diluted share. The adjustment related to the Fuller Brands Segment's Cleaning Technologies Group (CTG) investment in fiscal 1998, whose goodwill was determined to be impaired, based on calculating the present value of future discounted cash flows. CTG had been impacted by several factors, including continued, reduced operating performance, since it was acquired (See Note 5 to the Consolidated Financial Statements).

Net Sales

The Company's net sales decreased 5.5% in 2004, as compared to 2003, and 2.5% in 2003, as compared to 2002 (decreased 7.5% and 3.1%, respectively, excluding the impact of foreign currency exchange).

For the Fuller Brands Segment, net sales for 2004 decreased 7.1%, as compared to 2003. The Fuller Brush division (Fuller) experienced a 7.9% net sales decline for 2004, as compared to 2003. The decline was largely attributable to a decrease in certain private label business, lessened by an increase in the QVC home shopping network business. Stanley Home Products (Stanley) net sales declined 10.9% in 2004, as compared to 2003. With its hiring of a new president, Stanley has defined a new strategic direction, which will emphasize new product development and work to improve recruitment of independent sales representatives and increase average order size. These improvements, initiated in the third quarter, have yet to stem year-over-year net sales declines, but the Company believes the rate of declines should begin to slow. Cleaning Technologies Group (CTG) net sales also declined, with net sales for 2004 declining 4.5%, as compared to 2003. CTG's business in fiscal 2004 has been impacted by lower distributor sales to school districts, due to state and local budget constraints. This has caused the division to diversify its customer mix by attempting to increase sales to national accounts, retail chains, and GSA scheduled business for government procurement. The Company is hopeful this will mitigate and reverse sales declines in future periods.

In 2003 for the Fuller Brands Segment, net sales decreased approximately $1,146,000 or 2% over 2002. Stanley's net sales for the year ended March 31, 2003 decreased approximately 10%. The significant decrease was a result of difficulties in recruiting and retaining independent sales representatives, which are necessary to sustain and to grow this consumer direct selling business. Net sales for The Fuller Brush Company increased approximately 3% due to the additional sales garnered through the division's entrance into the QVC home shopping network business, while CTG's net sales declined approximately 1% due primarily to a reduction in business with Kmart.

In the Imaging Segment, net sales decreased 3.3% for 2004, as compared to 2003 (decreased 8.1%, excluding the impact of foreign currency exchange). Most Imaging operations, domestically and internationally, with the exception of CPAC Asia and CPAC Africa, had lower net sales in 2004, as compared to 2003, on a local currency basis. This reflects the worldwide slowdown in the traditional imaging marketplace, due partly to the advances of digital products, fierce competition from larger entities, and currency pressures overseas, due to the stronger Euro and Japanese yen versus the U.S. dollar. Domestically, the Company's medical imaging and photo imaging had decreases in 2004, as compared to 2003, ranging from 11.3% to 16.2%. The advances of digital technology are expected to continue to impact both of these operations in future quarters. Reduction in revenue was anticipated, spurring the Imaging Restructuring plan, which enables the Company to manufacture all domestic imaging products at one location (See Foreign Operations discussion for international operation's annual results). Further actions may be necessary, if cost saving initiatives cannot compensate for declining revenues.

In 2003 for the Imaging Segment, net sales decreased 3.3% over 2002 (decreased 4.6%, excluding the impact of foreign currency exchange). The decrease was partially caused by a 13.2% decrease in net sales in the Company's domestic medical imaging business. This part of the imaging business continues to be affected by the presence of digital imaging, as well as continued competition within its distribution network. While the Company's domestic photochemical imaging business' net sales were down less than 3%, this business continues to be impacted by the slowdown in picture taking in the U.S., as well as price competition. Growth in its foreign imaging businesses (aided by favorable foreign currency exchange) improved the Segment's net sales performance (See Foreign Operations Section).

Gross Margins

Consolidated gross margins, exclusive of the Imaging restructuring charges, were 43.0% for 2004 versus 45.0% and 44.7% for the years ended March 31, 2003 and 2002, respectively.

Gross margins in the Fuller Brands Segment were 48.5%, 50.3%, and 49.3% for the years ended March 31, 2004, 2003, and 2002, respectively. Declines in gross margins resulted from lower production volume through the Great Bend, Kansas, manufacturing facility, because of lower sales in each Segment operation. The Company believes that increasing sales, as a result of its retail initiative, may aid in increasing production throughput and improving product margins in future periods. The improvement in gross margins in 2003 versus 2002 reflected the impact of the television home shopping business, which has higher gross margins (accompanied by higher selling and marketing costs), coupled with less volume of CTG's competitively priced national accounts business.

Gross margins in the Imaging Segment, exclusive of the restructuring charges, were 35.6%, 37.5%, and 38.1% for the years ended March 31, 2004, 2003, and 2002, respectively. The decline in gross margins in 2004 versus 2003 reflect the continued pressures on pricing, due to the declining worldwide photographic and medical imaging markets, coupled with lower volumes of production. A similar situation existed in 2003 versus 2002, with lower domestic volumes of production of photographic and medical imaging chemicals, in conjunction with lower pricing of products in overseas markets.

Selling, Administrative and Engineering Expenses

Consolidated selling, administrative, and engineering costs in 2004, exclusive of the Imaging restructuring charges, were 41.1% of net sales, versus 40.3% and 38.8% for the years ended March 31, 2003 and 2002, respectively.

For the Fuller Brands Segment, selling, administrative, and engineering expenses for 2004 were 45.3% of net sales, as compared to 44.4% and 43.7% for the years ended March 31, 2003 and 2002, respectively. The increase in the percentage in 2004 versus previous years reflects additional expense related to increased sales and marketing management, packaging revisions, and other initiatives related to Fuller's expansion into the retail marketplace. The increase also reflects the reduction in revenues in all divisions. During the fourth quarter, the Segment undertook a comprehensive review of its fixed costs, which resulted in small reductions in personnel and other discretionary spending, and will continue to search for future cost reduction opportunities. The increase in 2003 versus 2002 was partially a result of the increased sales through the home shopping distribution channel, which has higher sales and marketing costs.

In the Imaging Segment, selling, administrative, and engineering costs for 2004, exclusive of the Imaging restructuring charges, were 35.2% of net sales, as compared to 34.2% and 32.9% for the years ended March 31, 2003 and 2002, respectively. The increase in 2004 versus 2003 is largely a result of revenues declining at a greater rate than expenses, especially in the Segment's domestic operations. While the Imaging Restructuring plan is expected to eliminate duplicate costs in the domestic Imaging operations, the Segment continues to reduce fixed costs in light of falling revenues and has reduced headcount and other discretionary spending during the fourth quarter. The Company will also be seeking fixed cost reductions in its European operations, which appear to have been impacted by increasing digital imaging competition, as well as adverse currency pressures. The increase in 2003 over 2002 was partially a result of increasing foreign accounts receivable reserves, as well as flat expenses on decreasing revenues, in the Segment's domestic medical imaging operation.

Research and Development Expenses

Research and development expenses, as a percentage of sales have remained relatively consistent at approximately 0.8% of net sales for 2004, versus 0.7% and 0.6% of net sales for 2003 and 2002, respectively. The level of expense reflects the Company's emphasis of focusing on improving existing products or developing complimentary products, based on customer needs.

For 2004 the Fuller Brands Segment's focus will continue developing new products to enhance its entry into the retail marketplace and growing television shopping business, stimulate recruitment efforts in its direct selling business, as well as continuing to enhance CTG's commercial cleaning product offerings to compete in the highly-competitive janitorial sanitation business. In the Imaging Segment, continued effort will be placed on developing easy-to-use prepackaged, chemical formulations and innovative wrap-around-programs, involving chemistry, paper, and equipment for use in domestic and overseas imaging markets. These efforts are not expected to increase research and development expenses, as a percentage of sales, significantly from prior periods.

Net Interest Expense

Net interest expense (interest expense less interest income) increased 3.2% in 2004 versus 2003. While interest expense declined, due to lower debt levels, interest income declined even greater, due to lower levels of invested cash.

Net interest expense declined 14.2% in 2003 versus 2002, largely because of net debt reduction at the Company's foreign operations and continued lower debt interest rates both domestically and overseas. While cash and equivalents increased in 2003 versus 2002, lower interest rates on invested cash caused interest income to decline.

Income Taxes

In 2004 the Company recorded a net tax benefit of ($469,000) or (12.3)% of the pretax loss. The benefit was primarily attributable to domestic losses that were carried back to offset previous year's earnings resulting in various state and U.S.

refundable taxes. The net benefit was reduced somewhat by foreign tax expense, resulting from earnings at CPAC Europe, Italia, and Africa. The Company's Asian subsidiary continued to enjoy the tax savings from its seven-year tax holiday granted in Thailand, which amounted to approximately $306,000 ($0.06 per diluted share). The tax holiday expires in fiscal 2007.

The effective tax rate for income before taxes and cumulative effect of change in accounting principle was 34.1% in 2003, as compared to 34.7% in 2002. The continued reduction in the Company's effective tax rate in 2003 resulted from a lower provision from its Italian operation, who received certain tax credits and benefits related to its facility relocation, as well as the utilization of net operating loss carryforwards at its African operation. Similar to 2002, the effective rate shows the benefits of the seven-year tax holiday existing for the Company's Asian subsidiary, as well as lower state taxes due to reduced domestic earnings. Since the Company continues to receive the tax holiday into fiscal 2007, CPAC Asia will continue to significantly impact the future effective rate, depending on its profitability. In conjunction with the SFAS No. 142 goodwill adjustment recognized by the Company in the first quarter of 2003 amounting to $10,469,251, a tax benefit of $4,188,000 was recorded. This deferred asset is expected to be realized over the next nine years, as the goodwill is deducted for income tax purposes.

At March 31, 2004 the Company has recorded gross deferred tax assets of approximately $4,471,000 with no valuation reserve. These deferred tax assets consist primarily of domestic (U.S. Federal and State) tax benefits for items which have been recognized for financial reporting purposes, but which will be reported on tax returns to be filed in the future and approximately $368,000 representing tax-effected foreign net operating loss carryforwards. Realization of the domestic portion of the net deferred tax asset is dependent upon profitable operations in the United States during future years. Despite domestic pretax losses for the year ended March 31, 2004, the Company believes they are primarily attributable to the asset impairment and equity in losses from its investment in TURA and the Imaging Restructuring plan and that the Company will return to profitability in fiscal 2005. Likewise, realization of the deferred tax asset related to the foreign net operating loss carryforward is also dependent on future, foreign income. Although realization for both is not assured, the Company believes, in following the criteria specified in SFAS No. 109, "Accounting for Income Taxes", that it is more likely than not that such assets will be realized. Should the Company experience a significant, future, unanticipated impairment or restructuring charge, it is possible that it could be required to record a valuation allowance on a portion or all of the deferred tax assets.

Net Income (Loss)

The Company's income before the cumulative effect of a change in accounting principle for the year ended March 31, 2004, decreased $5,390,975 as compared to the year ended March 31, 2003. The Imaging restructuring expenses, the increasing losses of TURA required to be recognized under the equity method of accounting, the impairment charge related to the Company's investment in TURA, and the reduced revenues in both Segments contributed to the decline.

The Company's income before the cumulative effect of a change in accounting principle for the year ended March 31, 2003, decreased $1,120,524 or 35.4% as compared to the proforma net income for 2002 of $3,161,959. The proforma net income for 2002 represents net income as if the non-amortization provisions of SFAS No. 142 had been applied in the prior year. Sales declines, the continuation of investments in sales and marketing programs, and the rebuilding of management teams in both Segments contributed to this decline.

The Company adopted SFAS No. 142 during the first quarter of 2003 and recorded a one-time, non-cash expense of $6,281,251, net of a tax benefit of $4,188,000, or $1.24 per diluted share. The adjustment related to the Fuller Brands Segment's Cleaning Technologies Group (CTG) investment in fiscal 1998, whose goodwill was determined to be impaired, based on calculating the present value of future cash flows. CTG had been impacted by several factors, including continued, reduced operating performance (See Note 5 to the Consolidated Financial Statements). The net loss after the cumulative effect adjustment was ($4,239,816) or ($0.84) a diluted share.

Foreign Operations

The results of operations for the Company's foreign subsidiaries, including the impacts of currency exchange, are reported on a three-month lag. Inter-company sales between foreign operations have been eliminated in discussions of year-over-year fluctuations on a U.S. dollar basis, as well as disclosures concerning amounts and percentages, with foreign currency impacts excluded.

Combined net sales for the Company's operations in Thailand, South Africa, Belgium, and Italy for fiscal 2004, as compared to 2003, increased approximately $1,940,000 or 14.9% (or increased approximately $95,000 or 0.7%, excluding the impact of currency exchange). For fiscal 2004 CPAC Europe and Italia net sales combined increased 10.5% (decreased 6.3%, after removing currency impact). CPAC Asia's sales increased 17.2% (increased 13.1%, after removing currency impact). CPAC Africa continued to demonstrate growth, as net sales increased approximately $380,000 or 51% ($62,000 or 8.2%, after removing currency impact).

Combined net sales of the Company's foreign operations in Belgium, Italy, South Africa, and Thailand for fiscal 2003, as compared to fiscal 2002, increased approximately $1,148,000 or 8.8% (increased approximately $635,000 or 5.4%, excluding the impact of currency exchange). Net sales increases at CPAC Asia of approximately $353,000 or 9.3% (approximately $215,000 or 5.7%, excluding foreign currency impact) and net sales increases at a combined CPAC Europe and Italia of approximately $742,000 or 9.2% (approximately $219,000 or 3.0%, excluding foreign currency impact) contributed to the year-over-year increase. Continued strong sales in the Asian marketplace and increased photochemical paper sales offsetting sluggish chemical sales contributed to the combined European operation increase. In addition, CPAC Africa's net sales increased approximately $52,000 or 7.5% (due to the Rand declining against the U.S. dollar, actual increase would have been greater on a constant dollar basis).

Combined pretax profits for fiscal 2004, prior to minority interests and equity in losses of TURA, increased approximately $412,000 (approximately $286,000, excluding impact of currency exchange), as compared to fiscal 2003. CPAC Europe and Italia's pretax profits combined increased approximately 23% (approximately 3%, excluding impact of currency exchange). CPAC Africa's fiscal 2004 pretax income declined approximately $111,000 (approximately $134,000, after removing currency impact), while CPAC Asia's profits were up approximately $446,000 (approximately $410,000, after removing currency impact) over fiscal 2003. Over $333,000 of this increase resulted from the fiscal 2003 CPAC Asia bad debt provision increase, due to a troubled distributor account.

Combined pretax profits for the Company's foreign operations in fiscal 2003, prior to minority interests and equity in losses of TURA, declined approximately $169,000 or 13.3% over 2002. Expenses related to accounts receivable collection problems with distributor receivables at both CPAC Asia and CPAC Europe increased the allowance for doubtful accounts in 2003 of approximately $365,000, net of minority interest. CPAC Asia's difficulties, disclosed in the second and third quarterly 10-Q filings, resulted from a Japanese distributor, whereas CPAC Europe's difficulties increased its allowance for doubtful accounts in the fourth quarter of approximately $0.01, primarily due to problems in Russia. CPAC Italia's start-up expenses in the first quarter, amounting to approximately $38,000 relating to its move to a new manufacturing facility also impacted the year to date results. However, CPAC Africa's results for 2003 partially offset the decline, as it experienced an approximate $153,000 increase in pretax profit, net of minority interest, its best performance since being acquired in 1997.

As disclosed in Note 2 to the Consolidated Financial Statements, the Company increased the investment in TURA to 40% requiring the change in accounting for this investment to the equity method. Commencing in the second quarter of fiscal 2004, the Company recorded its 40% share of TURA's net loss, plus the amortization of the purchase price (in fiscal 2003 and the first quarter of fiscal 2004, the Company recorded its 19% of TURA's net loss, plus the amortization of the purchase price). TURA's results reflect the worldwide economic pressures on the traditional film markets, as well as the stronger Euro against the dollar.

The worldwide, economic slowdown in early 2003, along with the German economic and banking crisis, put substantial pressure on operating results and cash flows at TURA. This situation significantly worsened in late 2003, when the currency conversion rates shifted so that product produced in Germany and valued in Euro, was no longer competitive for export to countries that relied on the U.S. dollar for pricing and payments. In turn, this situation resulted in significant cash flow problems and operating losses that continued through April of 2004; and the strength of the Euro is expected to continue over the next few operating periods. In May 2004, the Company met with the primary lending institution for TURA to discuss the financial condition and cash flow problems. While TURA was granted an extension until September 30, 2004 on the maturity date of its working capital line of credit, the ability for TURA to meet its normal day to day operating expenses appears conditional on obtaining future capital infusions. Although the Company has the option of increasing its ownership stake to 51% by October 2004, it is unwilling to commit to further investment at this time. It will continue to monitor TURA's financial condition to determine if operating and economic improvements appear forthcoming.

After recognition of approximately $595,000 and $180,000 of equity losses, including $160,000 and $145,000 of excess purchase price amortization for the years ended March 31, 2004 and 2003, respectively, the Company believes that the ability of TURA to generate sufficient future cash flows is uncertain. TURA's financial statements show current liabilities exceeding current assets, certain debt obligations having covenant violations, and operating losses continuing through TURA's first quarter. The Company believes TURA's current financial decline is other than temporary and has recognized an impairment loss of approximately $2,320,000 or $.047 cents per diluted share for the year ended March 31, 2004, reducing the estimated fair market value of the Company's investment at March 31, 2004 to $250,000. The impairment adjustment reduces the previously allocated excess purchase price, leaving a value that the Company believes is largely attributable to the supply contracts between the Company and TURA.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At March 31, 2004 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

Imaging Restructuring

During fiscal 2004, the Company completed the shift of its domestic manufacturing of photochemicals from its St. Louis, Missouri, facility to its CPAC Imaging manufacturing facility in Norcross, Georgia. The transfer of the manufacturing fixed assets, as well as the retrofitting of the Georgia facility to absorb this production, was largely completed during December 2003.

Related to this endeavor, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and has accounted for the employee termination costs and other costs associated with the move under its guidelines. Most employees were offered severance packages, which were payable upon rendering service, until termination dates. As of March 31, 2004, all of the termination benefit costs have been accrued. The majority of the other associated costs of moving and integrating the two operations had been incurred through the Company's fiscal 2004 third quarter, with some residual costs occurring in fiscal 2004's fourth quarter. The total expenses incurred in this project were approximately $1,275,000.

The table below summarizes the total costs accrued and paid under the criteria described in SFAS No. 146 for the year ended March 31, 2004:

	Severance Pay and Benefits Reserve	Unaudited Other Associated Costs Reserve	Total
First Quarter Fiscal 2004 Charges	$ 168,000	$ 12,000	$ 180,000
First Quarter Fiscal 2004 Paid	0	0	0
June 30, 2003 Balance	168,000	12,000	180,000
Second Quarter Fiscal 2004 Charges	294,000	123,000	417,000
Second Quarter Fiscal 2004 Paid	(88,000)	(107,000)	(195,000)
September 30, 2003 Balance	374,000	28,000	402,000
Third Quarter Fiscal 2004 Charges	104,000	430,000	534,000
Third Quarter Fiscal 2004 Paid	(226,000)	(424,000)	(650,000)
December 31, 2003 Balance	252,000	34,000	286,000
Fourth Quarter Fiscal 2004 Charges	10,000	134,000	144,000
Fourth Quarter Fiscal 2004 Paid	(128,000)	(161,000)	(289,000)
March 31, 2004 Balance	$ 134,000	$ 7,000	$ 141,000

During the third quarter, the Company began actively marketing the St. Louis facility for sale. As such, the Company is accounting for the potential sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and has reclassified approximately $1,219,000 from "property, plant, and equipment, net" to "assets held for sale." Depreciation on the reclassified building was suspended beginning in the third quarter of fiscal 2004. The impact was not material. No impairment charge was recorded at March 31, 2004, as the fair market value of the property, less costs to dispose, exceeded the recorded cost. The Company expects to sell the property in the next three to six months. The Company continues to lease a 35,000 square foot warehouse space adjacent to the St. Louis manufacturing facility with approximately three years remaining (original lease was for ten years, with a five-year termination clause). The Company has not concluded at this time as to whether it will utilize this space for distribution purposes or attempt to sublease it, and as such, has not accrued any lease impairment or termination costs at March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):
	For the Years Ended March 31,
	2004	2003	2002
Cash provided by (used in):
Operating activities	$ 4,088	$ 6,153	$ 6,620
Investing activities	(4,005)	(1,662)	(3,569)
Financing activities	(2,239)	(2,635)	(3,916)
Currency impact on cash	37	19	(3)
Net increase (decrease) in cash and cash equivalents	$ 2,119	$ 1,875	$ (868)

Net cash provided by (used in) operating activities

Consolidated net cash provided by operating activities decreased in 2004 as compared to 2003 due to reduced operating profits in both Segments.

Consolidated net cash provided by operating activities decreased in 2003 as compared to 2002 primarily due to lower income before cumulative effect of change in accounting principle, caused by lower Imaging Segment profits.

Net cash provided by (used in) investing activities

Consolidated net cash used in investing activities increased in 2004 versus 2003, due to the Company's additional $1,300,000 equity investment in TURA in April 2003, as well as capital expenditures related to CPAC Imaging's expansion of their Norcross manufacturing facility to absorb the relocated color photochemicals production from St. Louis.

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

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities decreased in 2004 over 2003, due to decreased repurchases of the Company's common stock, offset by increased debt repayments. In fiscal 2004, CPAC Asia's strong cash flows allowed it to repay its outstanding term debt early.

Consolidated net cash used in financing activities decreased in 2003 over 2002. One of the contributors to the decrease was the reduction in common stock shares repurchased during the year, and reduced debt paydowns because of lower debt levels in 2003.

Working Capital Ratios

Working capital is the excess of current assets over current liabilities. The working capital ratio is calculated by dividing current assets by current liabilities.

	For the Years Ended March 31,
	2004	2003	2002
Working capital (in thousands)	$30,068	$31,954	$30,336
Working capital ratio	4.06 to 1	4.28 to 1	3.82 to 1

During 2004 the Company's working capital declined, as described above, due to increased investment in TURA, increased capital expenditures related to the Imaging restructuring project, and reduction in CPAC Asia's long-term, term note obligations.

In 2003 the Company continued to build working capital, despite lower sales and profits, due to tight cash controls, aggressive receivable collections, implementation of inventory reduction goals within the Fuller Brands Segment, and reduction in working capital borrowings at CPAC Asia, as a result of continued strong cash flow.

During 2002 despite the shortfall in sales and profits, the Company's Fuller Brands Segment continued to provide positive cash flow, allowing the consolidated Company to continue its stock repurchase programs, acquire capital assets where needed, and fund the Imaging Segment's investment in TURA AG.

The Company maintains a line of credit agreement (Agreement) with Bank of America (BOA), maturing on October 31, 2004. The Agreement includes a maximum borrowing capability of $5,000,000 ($20,000,000 at March 31, 2003), with interest at the 30-day LIBOR rate plus 1.25% to 2.00%, based on funded debt to EBITDA parameters. It also requires the Company to meet various debt covenants, including minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions. During the years ended March 31, 2004 and 2003, the Company did not borrow against the line of credit.

At March 31, 2004 the Company was in violation of the minimum net worth, debt service coverage, and funded debt to EBITDA covenants, largely in part to the impairment adjustment and restructuring expenses incurred in 2004. The Company has received waivers from Bank of America on the covenant violations at March 31, 2004, and as part of the waiver, has agreed to reduce its maximum borrowing capacity under the facility to $5,000,000. The Company is in the process of negotiating a new two-year line of credit agreement with Bank of America and anticipates compliance with future quarterly and annual covenants. The Company has also renewed its $6.2 million letter of credit facility, which collateralizes the Fuller

Brands' Industrial Revenue Bonds, on June 24, 2004, and as such, has continued to classify the Bonds as long-term at March 31, 2004.

The Company's majority-owned subsidiary CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $505,000 based on the year-end conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 7.75% at March 31, 2004. CPAC Asia Imaging Products Limited had borrowings against the line of credit of $1,402 at March 31, 2004.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of March 31, 2004. Additional financing may be necessary to allow the Company to pursue further acquisitions.

Asset Turnover Ratios
	For the Years Ended March 31,
	2004	2003	2002
(1) Receivables-days outstanding	47.3 days	47.8 days	51.4 days
(2) Annual inventory turns	2.9 times	3.0 times	3.1 times

Receivable days outstanding improved slightly in 2004 versus 2003 by continued success of the Fuller Brands Segment in improving cash collections. In addition, despite sale shortfalls, the Imaging Segment continues to maintain consistent days sales in receivables, despite the worldwide imaging market slowdown. More dramatic improvement in 2003 versus 2002 reflected the start of the Fuller Brands Segment's goal of reducing days sales outstanding.

Inventory turns continued its slight decrease in 2004 versus 2003, due to lower sales than anticipated. Both Segments of the Company's business will attempt to reduce inventories in the coming year to better match anticipated sales levels and improve overall cash maintenance. The slight decrease in 2003 versus 2002 was, again, due to the difficulty in matching inventory levels, especially in the Imaging Segment, with anticipated sales levels.

Profitability Ratios

Operating return on net sales is the result of dividing operating income (loss) (defined as income before non-operating income (expense), income taxes, and cumulative effect of change in accounting principle, plus net interest expense) by net sales. Net income (loss) on net sales is calculated by dividing net income (loss) by net sales. Net income (loss) to net worth is calculated by dividing net income (loss) by the amount of ending shareholders' equity.
	For the Years Ended March 31,
	2004	2003	2002
Operating return on net sales	(0.2)%	4%	5%
Net income (loss) to net sales	(4)%	(4)%	3%
Net income (loss) to net worth	(8)%	(9)%	6%

The decrease in operating return on net sales in 2004 as compared to 2003 is largely a result of the combined $2.9 million dollar expense incurred by the Company from its equity pickup of TURA's losses, the resulting impairment charge recognized related to the Company's recorded investment in TURA, and the $1.3 million dollar expense incurred for the Imaging Restructuring initiative, coupled with continued declines in both Segments' revenues. Net income (loss) to net sales and net income (loss) to net worth 2004 and 2003 both had negative returns, due to special non-recurring charges described previously.

The decrease in operating return on net sales in 2003 as compared to 2002 is largely a function of the Imaging Segment's reduced sales with flat operating costs, higher unallocated Corporate overhead, mitigated by an improvement in the Fuller Brands Segment's operating income led by its entry into the television home shopping business. The negative return on net income (loss) on net sales and net income (loss) to net worth for 2003 is a function of the $6.3 million cumulative effect of a change in accounting principle charge taken upon adoption of SFAS No. 142 in the Company's first quarter.

Leverage Ratios

Debt to debt-plus-equity is calculated by dividing all liabilities by the sum of all liabilities plus shareholders' equity. Total debt to equity is calculated by dividing all liabilities by the amount of shareholders' equity.

These ratios measure the extent to which the Company has been financed by debt and are an important measure to our lending institutions.
	For the Years Ended March 31,
	2004	2003	2002
Debt to debt-plus-equity	34%	32%	32%
Total debt to equity	0.52 to 1	0.47 to 1	0.46 to 1

In 2004 debt to debt-plus-equity and debt to equity increased versus 2003, due to a slight increase in liabilities over previous year-end amounts. In 2003 debt to debt-plus-equity and debt to equity remained relatively constant versus 2002, despite the net loss incurred by the Company, as a result of the SFAS No. 142 adoption and related adjustment of $6.3 million, net of tax. Also helping to minimize the decline was the fact that total liabilities decreased, while equity decreases slowed due to the reduction of the Company's stock buyback program.

Contractual Cash Obligations (amounts in thousands)

The following table summarizes information about the Company's consolidated contractual cash obligations and other commercial commitments (in thousands), as of March 31, 2004, and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:
Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$ 6,982	$ 210	$ 257	$ 236	$ 6,279
Operating leases	5,288	1,171	2,133	1,440	544
Other long-term obligations	1,950	325	650	650	325
Total contractual cash obligations	$ 14,220	$ 1,706	$ 3,040	$ 2,326	$ 7,148

Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Unused credit facilities(1) (2)	$ 5,503	$ 0	$ 5,503	$ 0	$ 0
Standby letters of credit	160	0	160	0	0
Total commercial commitments	$ 5,663	$ 0	$ 5,663	$ 0	$ 0

(1)	As of March 31, 2004, the Company had no borrowings against its $5 million line of credit with its primary domestic lending institution.
(2)

As of March 31, 2004, the Company's majority owned subsidiary CPAC Asia Imaging Products Limited had borrowed approximately $1,400 against its $505,000 line of credit, leaving $503,600 of available borrowing capacity.

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

Revenue Recognition

The Company's revenues result primarily from sales of chemical based products or complementary hard goods in each of its Segments. For revenue recognition purposes, the Company reviews all sales transactions to ensure the following attributes are present: persuasive evidence of an arrangement; title and risk of ownership transfer; sales price fixed and determinable; and collectibility reasonably assured.

In the Fuller Brands Segment, the product offerings consist of sales of cleaning and personal care chemical based products (both consumer and industrial) as well as related stick good products (i.e., brushes, brooms, mops). Although sales are generated through various distribution channels, such as independent distributors, Company employed sales associates, direct selling independent representatives, retail outlet stores, catalog, Internet, direct marketing partners, and direct to end users, the revenue recognition policies remain virtually the same in each operation or channel. Shipping of these products is primarily by land using independent freight carriers. At the time revenue is recognized, the Company provides for the estimated costs of product returns and reduces revenue for estimated returns. In the consolidated statement of operations, the Company presents sales at "net," adjusting for sales discounts, returns and allowances, and volume rebates, which are not deemed significant.

In the Imaging Segment, revenue results primarily from sales of chemicals used in the photofinishing, medical imaging or graphic arts arenas. Imaging's distribution channels, both domestic and international, are primarily through independent distributors, or direct to end users, with limited Company employed sales associates. Revenue recognition practices are similar in all venues. Domestically, most products are shipped via land carriers. In situations where legal contracts have stipulated the time at which title transfer has occurred ("fob destination" versus traditional "fob shipping"), revenue is recognized according to contract terms. Internationally, chemical products are shipped via truck and sea. Again, special emphasis is placed on reviewing contractual terms to ensure the point at which title and risk of ownership has transferred and that the other revenue recognition attributes criteria are present. Appropriate accruals for discounts and volume rebates, which exist for sales into the medical imaging market, are recorded at time of sale.

Allowance for Doubtful Accounts

The Company regularly reviews its customer accounts and records specific provisions for doubtful accounts to reduce the related receivable to the amount that is estimated to be collectible. The Company also records provisions for doubtful accounts based on a variety of factors including the Company's historical experience, current economic conditions, and other adverse industry or market trends. If circumstances related to specific customers were to change, the Company's estimates with respect to the collectibility of the related receivables could be further adjusted. The Company considers all available information in its quarterly assessments of the adequacy of the reserves for uncollectible accounts. The Company recorded an expense provision of $351,000, $778,000, and $259,000 to the consolidated statements of operations for the years ended March 31, 2004, 2003, and 2002, respectively. As previously discussed the increase in 2003's expense provision was primarily due to CPAC Asia and CPAC Europe's troubled distributor receivables in Japan and Russia.

Inventory Reserves

The Company values its inventory at the lower of cost or market. As part of this valuation, reserve provisions are made to reduce inventory carrying values based on estimates of what is excess, slow moving, or obsolete, or for inventory whose carrying value is in excess of net realizable value. These provisions are based on current assessments about future demands, market conditions, and related management initiatives. If in the future, the Company determines that market conditions and actual demands are less favorable than those projected and, therefore, inventory is overvalued, the Company will be required to further reduce the carrying value of the inventory and record an expense at the time the determination is made. The Company recorded an expense provision of $457,000, $253,000 and $130,000, for excess, slow-moving, and obsolete inventory to the consolidated statements of operations for the years ended March 31, 2004, 2003, and 2002, respectively. The increase in 2004 over previous year's expense reflected additional reserve provisions in the Fuller Brands Segment for products experiencing net realizability issues, as well as the phase-out of certain product lines sold in the Segments direct selling business. In addition, the Company's imaging operations increased their reserves related to aging chemical and packaging inventory no longer salable.

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

Impact of Inflation

For the last several years, inflation has not had a material adverse effect on the Company's costs. However, due to the competitive sales pressures in both the Fuller Brands and Imaging Segments, any inflation experienced has generally not been able to be passed on to the customer. Programs stressing productivity improvements, as well as group purchasing efforts should continue to offset potential negative impacts of inflation in the near future.

Environmental Contingency

Remediation efforts related to issues raised by the state of Kansas when the Fuller Brush Company was acquired in 1995 are almost complete. Although the Company has not yet received final acceptance from the applicable state agencies, management believes that the Company will not incur any significant, future costs related to this project.

New Accounting Standards

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and requires companies to recognize a liability for costs associated with an exit or disposal activity when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan (as required under EITF No. 94-3). The pronouncement, effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application allowed, did impact the Company's reported results of operations and financial position for the year ended March 31, 2004.

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

In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. At this time, the Company does not expect the recognition and measurement provisions of FIN 45 to have a material effect on future interim or annual financial statements. The disclosure requirements are effective for the Company's financial statements for the year ended March 31, 2003. In that regard, the Company has the following significant guarantee: a standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

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

c.	the level of competition and consolidation within the commercial cleaning supply industry;
d.	the success of Fuller Brands entry into the retail marketplace;
e.	the effect of changes in the distribution channels for Fuller Brands;
f.	the ability to increase volume through the Great Bend manufacturing plant to absorb fixed overhead;
g.	the ability to increase recruitment of independent sales representatives for the Stanley Home Products operation;
h.	the level of demand for the Company's Imaging products and the impact of digital imaging;
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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's exposure to changes in interest rates results from investing and borrowing activities. At March 31, 2004, the Company has no interest rate swap agreements in place, which would limit its exposure to upward movements in interest rates. In the event interest rates were to increase or decrease by 1%, the effect on interest expense would not be material compared to that which would result if rates remained constant and at rates which existed at March 31, 2004.

Approximately 83% of the Company's sales are denominated in U.S. dollars. The remainder of the Company's sales are denominated in Euros, African Rand, and Thai baht. A 10% change in the value of these currencies would impact the Company's revenues by approximately 2%. The Company monitors the relationship between the U.S. and its foreign currencies on a continuous basis and adjusts sales prices for products and services sold in those currencies as appropriate safeguards to the profitability of sales recorded in those currencies.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
CPAC, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CPAC, Inc. and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note  2 to the consolidated financial statements, the Company changed the manner in which it accounts for its investment in affiliate, and as such, has restated its prior period financial statements to reflect this change. As discussed in Note 5 to the consolidated financial statements, as of April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Rochester, New York
June 15, 2004

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND 2003

ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$ 7,747,481	$ 9,866,539
Accounts receivable (net of allowance for doubtful accounts of $1,542,000 and $1,450,000 at March 31, 2004 and 2003, respectively)	11,532,459	11,798,179
Inventory, net	17,230,999	17,775,575
Prepaid expenses and other current assets	2,271,978	1,362,312
Deferred tax assets, current	1,124,790	957,790
Total current assets	39,907,707	41,760,395
Property, plant and equipment, net	16,269,021	17,010,568
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,383,861 and $1,314,973 at March 31, 2004 and 2003, respectively)	930,681	1,073,967
Deferred tax assets, long-term	3,345,518	3,597,309
Investment in affiliate	250,000	1,767,654
Other assets	3,311,484	3,047,856
Assets held for sale	1,219,153
	$ 65,425,990	$ 68,450,175
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 210,174	$ 736,197
Accounts payable	5,551,570	5,016,870
Accrued payroll and related expenses	1,692,167	1,615,488
Accrued income taxes payable		84,189
Other accrued expenses and liabilities	2,385,488	2,277,772
Total current liabilities	9,839,399	9,730,516
Long-term debt, net of current portion	6,771,471	7,242,204
Deferred tax liabilities, long-term	693,304	771,304
Other long-term liabilities	4,204,323	3,635,151
Minority interests	830,328	610,956
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares and 5,030,519 shares at March 31, 2004 and 2003, respectively	50,321	50,305
Additional paid-in capital	9,613,906	9,605,984
Retained earnings	33,374,205	38,108,946
Accumulated other comprehensive income (loss)	638,921	(715,003)
	43,677,353	47,050,232
Less: Treasury stock, at cost, 85,307 shares at March 31, 2004 and 2003, respectively	(590,188)	(590,188)
Total shareholders' equity	43,087,165	46,460,044
	$ 65,425,990	$ 68,450,175

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	2004	2003	2002
Net sales	$ 90,010,745	$ 95,290,340	$ 97,779,098
Costs and expenses:
Cost of sales	51,270,837	52,367,255	54,118,196
Selling, administrative and engineering expenses	36,953,686	38,394,871	37,898,547
Research and development expense	734,565	653,295	627,714
Restructuring expenses	1,275,349
Interest income	(64,642)	(131,268)	(250,923)
Interest expense	525,541	578,080	771,445
	90,695,336	91,862,233	93,164,979
Income (loss) before non-operating income (expense), income taxes, and cumulative effect of change in accounting principle	(684,591)	3,428,107	4,614,119
Non-operating income (expense):
Minority interests	(219,372)	(151,088)	(127,160)
Equity in loss of affiliate, net of impairment	(2,914,577)	(179,584)
	(3,133,949)	(330,672)	(127,160)
Income (loss) before income tax and cumulative effect of change in accounting principle	(3,818,540)	3,097,435	4,486,959
Provision (benefit) for income tax	(469,000)	1,056,000	1,557,000
Income (loss) before cumulative effect of change in accounting principle	(3,349,540)	2,041,435	2,929,959
Cumulative effect of change in accounting principle		(6,281,251)
Net income (loss)	$ (3,349,540)	$ (4,239,816)	$ 2,929,959
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ (0.68)	$ 0.40	$ 0.56
Cumulative effect of change in accounting principle, net		(1.24)
Basic net income (loss) per share	$ (0.68)	$ (0.84)	$ 0.56
Diluted:
Before cumulative effect of change in accounting principle	$ (0.68)	$ 0.40	$ 0.56
Cumulative effect of change in accounting principle		(1.24)
Diluted net income (loss) per share	$ (0.68)	$ (0.84)	$ 0.56
Average common shares outstanding:
Basic	4,945,717	5,069,347	5,200,546
Diluted	4,945,717	5,077,728	5,215,398
Comprehensive income (loss):
Net income (loss)	$ (3,349,540)	$ (4,239,816)	$ 2,929,959
Other comprehensive income (loss)	1,353,924	1,028,332	(333,113)
Comprehensive income (loss)	$ (1,995,616)	$ (3,211,484)	$ 2,596,846

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost

BALANCE, MARCH 31, 2001	$ 55,004	$ 12,372,174	$ 42,299,580	$ (1,410,222)	$ (590,188)

Repurchase and retirement of 291,671 shares of common stock	(2,916)	(1,833,351)
Net income for the year			2,929,959
Cash dividends declared at $.28 a share			(1,454,697)
Translation adjustments				(333,113)

BALANCE, MARCH 31, 2002	52,088	10,538,823	43,774,842	(1,743,335)	(590,188)

Repurchase and retirement of 178,287 shares of common stock	(1,783)	(932,839)
Net loss for the year			(4,239,816)
Cash dividends declared at $.28 a share			(1,426,080)
Translation adjustments				1,028,332

BALANCE, MARCH 31, 2003	50,305	9,605,984	38,108,946	(715,003)	(590,188)

Exercise of employee stock options	16	7,922
Net loss for the year			(3,349,540)
Cash dividends declared at $.28 a share			(1,385,201)
Translation adjustments				1,353,924

BALANCE, MARCH 31, 2004	$ 50,321	$ 9,613,906	$ 33,374,205	$ 638,921	$ (590,188)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$ (3,349,540)	$ (4,239,816)	$ 2,929,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,530,698	2,542,985	2,894,094
Amortization of intangible assets	154,167	183,980	573,220
Deferred income taxes	(5,000)	176,000	(224,000)
Minority interest in consolidated foreign subsidiary	219,372	151,088	127,160
Equity in loss of affiliate, including impairment	2,914,577	179,584
Cumulative effect of accounting change		6,281,251
Changes in assets and liabilities:
Accounts receivable	480,501	1,634,167	1,082,962
Inventory	865,622	(10,666)	(108,643)
Accounts payable	638,136	317,875	(292,215)
Accrued payroll and related expenses	108,207	(45,414)	142,584
Accrued income taxes payable	(909,345)	(537,386)	138,205
Other changes, net	440,678	(480,970)	(643,538)
Total adjustments	7,437,613	10,392,494	3,689,829
Net cash provided by operating activities	4,088,073	6,152,678	6,619,788

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(2,705,182)	(1,662,428)	(1,678,269)
Investment in affiliate	(1,300,000)		(1,890,742)
Net cash used in investing activities	(4,005,182)	(1,662,428)	(3,569,011)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	7,938
Repurchase of common stock		(934,622)	(1,836,267)
Proceeds from long-term borrowings		242,136
Repayment of long-term borrowings	(861,966)	(516,248)	(625,136)
Payment of cash dividends	(1,385,201)	(1,426,080)	(1,454,697)
Net cash used in financing activities	(2,239,229)	(2,634,814)	(3,916,100)

Effect of exchange rate changes on cash	37,280	19,269	(2,728)

Net increase (decrease) in cash and cash equivalents	(2,119,058)	1,874,705	(868,051)

Cash and cash equivalents -- beginning of year	9,866,539	7,991,834	8,859,885

Cash and cash equivalents -- end of year	$ 7,747,481	$ 9,866,539	$ 7,991,834

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

Basis of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, its wholly-owned subsidiaries, its 98% owned subsidiary (CPAC Europe, N.V.), and its 80% owned subsidiaries (CPAC Africa (Pty) LTD and CPAC Asia Imaging Products Limited). The Company's foreign subsidiaries are included in the consolidated financial statements utilizing a December 31 fiscal year to facilitate prompt reporting of financial results. All significant intercompany accounts and transactions have been eliminated. The Company accounts for its 40% investment in TURA AG (TURA) on the equity method (See Note 2 to the Consolidated Financial Statements). The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest, and the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other than temporary declines in fair values. Profits or losses of the investee are not recognized in the consolidated financial statements of the Company. The carrying value of these investments is reported in other long-term assets.

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

Warranty Costs

The Company has warranty obligations in connection with sales of its equipment sold in the Imaging market. The warranty period generally ranges from six to twelve months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2003 to March 31, 2004 was as follows (in thousands):

Accrued warranty obligations at March 31, 2003	$ 31
Accrued warranty experience during 2004	(10)
2004 warranty provisions	12
Accrued warranty obligations at March 31, 2004	$ 33

Revenue Recognition

The Company's revenues result primarily from sales of chemical based products or complementary hard goods in each of its Segments. For revenue recognition purposes, the Company reviews all sales transactions to ensure the following attributes are present: persuasive evidence of an arrangement; title and risk of ownership transfer; sales price fixed and determinable; and collectibility reasonably assured.

In the Fuller Brands Segment, the product offerings consist of sales of cleaning and personal care chemical based products (both consumer and industrial) as well as related stick good products (i.e., brushes, brooms, mops). Although sales are generated through various distribution channels, such as independent distributors, Company employed sales associates, direct selling independent representatives, retail outlet stores, catalog, Internet, direct marketing partners, and direct to end users, the revenue recognition policies remain virtually the same in each operation or channel. Shipping of these products is primarily by land using independent freight carriers. At the time revenue is recognized, the Company provides for the estimated costs of product returns and reduces revenue for estimated returns. In the Consolidated Statement of Operations, the Company presents sales at "net," adjusting for sales discounts, returns and allowances, and volume rebates, which are not deemed significant.

In the Imaging Segment, revenue results primarily from sales of chemicals used in the photofinishing, medical imaging or graphic arts arenas. Imaging's distribution channels, both domestic and international, are primarily through independent distributors, or direct to end users, with limited Company employed sales associates. Revenue recognition practices are similar in all venues. Domestically, most products are shipped via land carriers. In situations where legal contracts have stipulated the time at which title transfer has occurred ("fob destination" versus traditional "fob shipping"), revenue is recognized according to contract terms. Internationally, chemical products are shipped via truck and sea. Again, special emphasis is placed on reviewing contractual terms to ensure the point at which title and risk of ownership has transferred and that the other revenue recognition attributes criteria are present. Appropriate accruals for discounts and volume rebates, which exist for sales into the medical imaging market, are recorded at time of sale.

Shipping and Handling Fees and Costs

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company classifies shipping and handling costs billed to customers as revenue. Shipping and handling costs for the Fuller Brands Segment amounting to $6,026,000, $6,272,000, and $6,275,000 in 2004, 2003, and 2002, respectively, are included in selling, administrative and engineering expenses. Similar costs for the Imaging Segment amounting to $3,090,000, $3,056,000, and $2,878,000 in 2004, 2003, and 2002, respectively, are included in cost of sales.

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

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to its stock options plans:

	2004	2003	2002
Net income (loss) as reported	$ (3,349,540)	$ (4,239,816)	$ 2,929,959
Total stock-based compensation expense determined under fair value method for all awards, net of tax	82,000	77,000	157,000
Proforma net income (loss)	$ (3,431,540)	$ (4,316,816)	$ 2,772,959
Net income (loss) per common share:
Basic-as reported	$ (0.68)	$ (0.84)	$ 0.56
Basic-proforma	$ (0.69)	$ (0.85)	$ 0.53
Diluted-as reported	$ (0.68)	$ (0.84)	$ 0.56
Diluted-proforma	$ (0.69)	$ (0.85)	$ 0.53

Foreign Currency

All assets and liabilities of the Company's wholly-owned and majority-owned foreign subsidiaries are translated from their functional currency to U.S. dollars at year end exchange rates. Revenues and expenses are translated from functional currencies to U.S. dollars using an average exchange rate for the year. Translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the determination of net income. Included in consolidated net income are net foreign currency transaction gain (losses) of ($39,000), $77,000, and ($210,000), realized during fiscal 2004, 2003, and 2002, respectively.

The Company has occasionally utilized hedging programs (primarily forward foreign currency exchange contracts) to minimize the impact of currency fluctuations on the result of operations. At March 31, 2004 and 2003, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions.

Net Income Per Common Share

Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options. In instances where assumed exercise of stock options would be anti-dilutive due to losses from continuing operations, diluted earnings per share is computed using the weighted-average number of common shares.

The table below summarizes the amounts used to calculate basic and dilutive earnings per share:

	2004	2003	2002
Basic weighted average number of shares outstanding	4,945,717	5,069,347	5,200,546
Effect of dilutive stock options	0	8,381	14,852
Diluted shares outstanding	4,945,717	5,077,728	5,215,398

Unexercised stock options to purchase 916,417 and 592,686 shares of the Company's common stock as of March 31, 2003 and 2002, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods. Unexercised stock options to purchase 1,041,936 shares of the Company's common stock as of March 31, 2004 were not included in the computation of EPS, because they would be anti-dilutive due to the net loss incurred by the Company for the year ended March 31, 2004. These options, issued at various dates from 1995 through December 10, 2003, are still outstanding at the end of the year.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers marketable securities with a maturity of three months or less at the time of purchase to be cash equivalents. The Company also considers payments due from banks for customer credit card transactions that process within 24 to 48 hours as cash equivalents. Credit card amounts due from banks classified as cash equivalents total approximately $631,000 and $528,000 at March 31, 2004 and 2003, respectively. The Company paid interest of $563,000, $585,000, and $777,000, in fiscal 2004, 2003, and 2002, respectively. In addition, the Company paid income taxes of $445,000, $1,417,000, and $1,643,000, in fiscal 2004, 2003, and 2002, respectively.

Goodwill and Intangible Assets

Prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 142, the Company amortized goodwill and certain intangibles assets on a straight-line basis over the estimated useful lives of such assets, using amortizable periods ranging from 3 to 40 years, respectively. The Company adopted the provisions of SFAS No. 142 effective April 1, 2002. The pronouncement requires an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. To determine potential impairment, fair value of the applicable business operations is determined by computing the present value of expected future cash flows.

In conjunction with adoption, goodwill's carrying value was reduced by approximately $6.3 million, net of income tax benefit of $4.2 million, or $1.24 per diluted share (See Note 5 to the Consolidated Financial Statements).

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

Income Taxes

Income tax expense (benefit) is based on reported income (loss) before income tax expense (benefit). Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Other Comprehensive Income

Other comprehensive income includes foreign currency translation adjustments. Because cumulative translation adjustments are considered a component of permanently invested, unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

Segment Reporting

The Company has two operating Segments. The basis for determining the Company's operating Segments is the manner in which the Company in its operations uses financial information. Management operates and organizes itself according to business operations, which comprise unique products and services across geographic locations.

New Accounting Standards

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and requires companies to recognize a liability for costs associated with an exit or disposal activity when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan (as required under EITF No. 94-3). The pronouncement, effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application allowed, did impact the Company's reported results of operations and financial position for the year ended March 31, 2004.

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

In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. At this time, the Company does not expect the recognition and measurement provisions of FIN 45 to have a material effect on future interim or annual financial statements. The disclosure requirements are effective for the Company's financial statements for the year ended March 31, 2004. In that regard, the Company has the following significant guarantees: a standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

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

Reclassification

Certain 2003 and 2002 financial statement and related footnote amounts have been reclassified to conform to the 2004 presentation.

2 - INVESTMENT IN AFFILIATE

On April 8, 2003 the Company purchased an additional 21% ownership interest in TURA AG (TURA) of Duren, West Germany, for $1,300,000. Previously, the Company had purchased a 19% ownership interest for $1,890,742 in January 2002. Due to its cumulative ownership of 40%, the Company accounts for its investment under the equity method of accounting. Accounting Principles Board Opinion No. 18 requires use of the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. As a result of the additional equity ownership, the Company has treated this transaction as a change in reporting entity and has restated the prior period's financial statements, as if the equity method had been utilized at inception. The Company records its equity in the income or losses of TURA on a three-month lag. The Company has recorded its equity investment on the consolidated balance sheets in "Investment in affiliate" and its share of the TURA earnings and losses as "Equity in loss of affiliate" on the consolidated statements of operations. In addition, the purchase price to acquire the cumulative 40% ownership exceeded the Company's proportionate share of TURA's net assets. A portion of this allocated excess purchase price is also amortized into equity earnings.

The worldwide, economic slowdown in early 2003, along with the German economic and banking crisis, put substantial pressure on operating results and cash flows at TURA. This situation significantly worsened in late 2003, when the currency conversion rates shifted so that product produced in Germany and valued in Euro, was no longer competitive for export to countries that relied on the U.S. dollar for pricing and payments. In turn, this situation resulted in significant cash flow problems and operating losses that continued through April of 2004; and the strength of the Euro is expected to continue over the next few operating periods. In May 2004, the Company met with the primary lending institution for TURA to discuss the financial condition and cash flow problems. While TURA was granted an extension until September 30, 2004 on the maturity date of its working capital line of credit, the ability for TURA to meet its normal day to day operating expenses appears conditional on obtaining future capital infusions. Although the Company has the option of increasing its ownership stake to 51% by October 2004, it is unwilling to commit to further investment at this time. It will continue to monitor TURA's financial condition to determine if operating and economic improvements appear forthcoming.

After recognition of approximately $595,000 and $180,000 of equity losses, including $160,000 and $145,000 of excess purchase price amortization for the years ended March 31, 2004 and 2003, respectively, the Company believes that the ability of TURA to generate sufficient, future cash flows is uncertain. TURA's financial statements show current liabilities exceeding current assets, certain debt obligations having covenant violations, and operating losses continuing through TURA's first quarter. The Company believes TURA's current financial decline is other than temporary and has recognized an impairment loss of approximately $2,320,000 or $0.47 cents a diluted share for the year ended March 31, 2004, reducing the estimated fair market value of the Company's investment at March 31, 2004 to $250,000. The impairment adjustment reduces the previously allocated excess purchase price, leaving a value that the Company believes is largely attributable to the supply contracts between the Company and TURA.

At March 31, 2003, the proportionate share of the Company's investment in the net assets of TURA, as well as the unamortized value of the allocated excess purchase price, was allocated as follows:

March 31, 2003
CPAC, Inc.'s proportionate share of TURA net assets	$ 365,174
Property, plant and equipment	180,000
Supply contracts	375,000
Goodwill	847,480
Net investment	$ 1,767,654

The difference between the original purchase price for the Company's equity interests in TURA and the net investment balance shown above at March 31 2003 represents the Company's subsequent recognition of its proportionate share of TURA's net loss, amortization of the purchase price, and foreign currency translation adjustments.

Summarized, approximate, financial information for TURA for the years ended March 31, 2004 and 2003 is shown below:

	For the Years Ended
	March 31, 2004	March 31, 2003
Condensed Statement of Operations:
Net revenue	$ 17,747,000	$ 24,075,000
Cost of sales	13,975,000	18,446,000
Operating expenses	4,586,000	5,403,000
Operating income (loss)	(814,000)	226,000
Interest expense	398,000	516,000
Tax provision (benefit)		(108,000)
Net income (loss)	$ (1,212,000)	$ (182,000)

Condensed Balance Sheet:
Current assets	$ 9,112,000	$ 7,044,000
Non-current assets	4,743,000	4,234,000
	$ 13,855,000	$ 11,278,000

Current liabilities	$ 12,338,000	$ 8,909,000
Non-current liabilities	531,000	447,000
Shareholders' equity	986,000	1,922,000
	$ 13,855,000	$ 11,278,000

As required by APB No. 18, the change from the cost method to the equity method in accounting for the TURA investment requires restatement of prior period financial statements. Beginning in the Company's second quarter of fiscal 2004, the Company recognized 40% of the income or loss of TURA, adjusted for the purchase price amortization of $41,250. The amounts included in 2003 represented 19% of the affiliate's losses, adjusted for the purchase price amortization of $145,000. The following table presents the restated 2003 earnings and earnings per share, as if the equity method of accounting had been applied for the year ended March 31, 2003:

For the Year Ended March 31, 2003
Reported CPAC, Inc. net loss	$ (4,060,232)
Equity in loss of TURA	(179,584)
Adjusted CPAC, Inc. net loss	$ (4,239,816)

Basic earnings per share before change in reporting entity:
Reported CPAC, Inc. basic earnings per common share	$ (0.80)
Equity in loss of TURA	(0.04)
Adjusted CPAC, Inc. basic earnings per common share	$ (0.84)

Diluted earnings per share before change in reporting entity:
Reported CPAC, Inc. diluted earnings per common share	$ (0.80)
Equity in loss of TURA	(0.04)
Adjusted CPAC, Inc. diluted earnings per common share	$ (0.84)

Reported CPAC, Inc. comprehensive loss	$ (3,088,396)
Equity in loss of TURA	(179,584)
Other comprehensive income of TURA	56,496
Adjusted CPAC, Inc. comprehensive loss	$ (3,211,484)

The following table shows the restatement impact on the March 31, 2003 balance sheet for the change in the accounting for the TURA investment:

March 31, 2003
Investment in affiliate, as reported	$ 1,890,742
Investment in affiliate, as adjusted	1,767,654

Total assets, as reported	$ 68,573,263
Total assets, as adjusted	68,450,175

Retained earnings, as reported	$ 38,288,530
Retained earnings, as adjusted	38,108,946

Accumulated other comprehensive income (loss), as reported	(771,499)
Accumulated other comprehensive income (loss), as adjusted	(715,003)

Shareholders' equity, as reported	$ 46,583,132
Shareholders' equity, as adjusted	46,460,044

3 - INVENTORY

Inventory as of March 31, 2004 and 2003 is summarized as follows:

	2004	2003
Raw materials and purchased parts	$ 6,602,331	$ 7,251,465
Work-in-process	1,175,438	1,046,611
Finished Goods	9,453,230	9,477,499
	$ 17,230,999	$ 17,775,575

4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following at March 31:

	2004	2003
Land	$ 898,488	$ 1,067,411
Buildings and improvements	12,803,058	13,771,446
Machinery and equipment	23,607,629	22,066,316
Furniture and fixtures	950,967	819,438
Leasehold improvements	2,172,492	1,766,673
Construction-in-progress	347,982	180,118
	40,780,616	39,671,402
Less: Accumulated depreciation	(24,511,595)	(22,660,834)
	$ 16,269,021	$ 17,010,568

Depreciation expense for the years ended March 31, 2004, 2003, and 2002 was $2,530,698, $2,542,985, and $2,894,094, respectively.

5 - GOODWILL AND INTANGIBLE ASSETS

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

A summary of changes in the Company's goodwill for the year ended March 31, 2004 by Segment is as follows (in thousands):

	March 31, 2004	March 31, 2003
Fuller Brands	$ 0	$ 0
Imaging	193	193
Total	$ 193	$ 193

The following table presents prior year earnings and earnings per share as if the non-amortization provisions of SFAS No. 142 had been applied in the prior year:

	2004	2003	2002
Reported net income (loss)	$ (3,349,540)	$ (4,239,816)	$ 2,929,959
Addback goodwill amortization			232,000
Adjusted net income	$ (3,349,540)	$ (4,239,816)	$ 3,161,959

Basic earnings (loss) per common share before cumulative effect of change in accounting principle:
Reported basic earnings (loss) per common share	$ (0.68)	$ 0.40	$ 0.56
Addback goodwill amortization, net of tax			0.05
Adjusted basic earnings (loss) per common share	$ (0.68)	$ 0.40	$ 0.61

Diluted earnings (loss) per common share before cumulative effect of change in accounting principle:
Reported diluted earnings (loss) per common share	$ (0.68)	$ 0.40	$ 0.56
Addback goodwill amortization, net of tax			0.04
Adjusted diluted earnings (loss) per common share	$ (0.68)	$ 0.40	$ 0.60

Reported comprehensive income (loss)	$ (1,995,616)	$ (3,211,484)	$ 2,596,846
Addback goodwill amortization, net of tax			232,000
Adjusted comprehensive income (loss)	$ (1,995,616)	$ (3,211,484)	$ 2,828,846

At March 31, 2004 and 2003, other intangible assets consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The original cost pertaining to this intangible at March 31, 2004 and 2003 was $2,250,000, while accumulated amortization at March 31, 2004 and 2003 amounted to $1,350,000 and $1,200,000, respectively.

6 - DEBT
At March 31, 2004 and 2003, debt consisted of the following:
	2004	2003

Revolving credit agreement with a bank with interest payable monthly at the
    30 day LIBOR rate plus 1.25% to 2.00%, based on funded debt to EBITDA parameters. LIBOR rate was 1.09% at March 31, 2004. The maximum availability under this agreement is $5,000,000 ($20,000,000 at March 31,
    2003), with all amounts outstanding due October 31, 2004. The revolving credit agreement is collateralized by substantially all of the assets of the Company, excluding CPAC Europe, N.V., and CPAC Asia Imaging Products Limited.

	$ 0	$ 0

Industrial Revenue Bonds, with interest payable monthly at a variable rate 1.1% at March 31, 2004 (1.35% at 2003), maturing in June 2009. The bonds are collateralized by a standby letter of credit (LOC) issued by a bank, which requires an annual fixed fee payment of 1.25% of the LOC value.	6,000,000	6,000,000

Term notes with a foreign bank with interest ranging from 4.050% to 7.385% through 2003, with a floating rate thereafter. Equal quarterly interest and principal payments commenced in June 2001, maturing in 2006. The notes are collateralized by substantially all of the assets of CPAC Asia Imaging Products Limited and a standby letter of credit guaranteed by CPAC, Inc.	0	918,129

Term notes and revolving credit agreement with a foreign bank with interest rates ranging from 3.75% to 6.30%. The revolving credit agreement is collateralized by the net assets of CPAC Europe, N.V.	809,675	838,753

Other	171,970	221,519
	6,981,645	7,978,401
Less: Amounts due within one year	210,174	736,197
	$ 6,771,471	$ 7,242,204

The Company's line of credit agreement (Agreement) with Bank of America (BOA) matures on October 31, 2004. The Agreement requires the Company to meet various debt covenants, including minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions.

At March 31, 2004 the Company was in violation of the minimum net worth, debt service coverage, and funded debt to EBITDA covenants, largely due to the impairment adjustment (See Note 2 to the Consolidated Financial Statements) and restructuring expenses (See Note 8 to the Consolidated Financial Statements) incurred in 2004. The Company has received waivers from Bank of America on the covenant violations at March 31, 2004, and as part of the waiver, has agreed to reduce its maximum borrowing capacity under the facility to $5,000,000. The Company is in the process of negotiating a new two-year line of credit agreement with Bank of America and anticipates compliance with future quarterly and annual covenants. The Company has also renewed its $6.2 million letter of credit facility, which collateralizes the Fuller Brands' Industrial Revenue Bonds, on June 24, 2004, and as such, has continued to classify the Bonds as long-term at March 31, 2004.

The Company's majority-owned subsidiary, CPAC Asia Imaging Products Limited, has a line of credit with an international bank amounting to 20 million baht (approximately $505,000 based on the year-end conversion rate in Thailand). Interest on the line is at the bank's announced prime rate in Thailand, which was 7.75% at March 31, 2004. CPAC Asia Imaging Products Limited had borrowings against the line at March 31, 2004 of $ 1,402.

Annual maturities of debt for the next five fiscal years are as follows:  2005:$210,174; 2006:$134,380; 2007:$122,645; 2008:$121,739; and 2009:$113,821.

7 - SHAREHOLDERS' EQUITY

Stock Transactions

During fiscal 2003 and 2002, the Company repurchased and retired 178,287 and 291,671 shares of its common stock, respectively, at an average cost of $5.24 and $6.30 per share, respectively, for a total cost of approximately $935,000 and $1,836,000, respectively, as part of previously announced Board of Directors' authorized stock buy back plans.

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

The Company also maintains a Non-Employee Directors Stock Option Plan. At the inception of the Plan, each non-employee director was granted an option to purchase 10,000 shares of the Company's common stock, on a one-time basis for past service rendered to the Board of Directors, at the fair market value at the date of the grant. The term of the option grants is for ten years. In addition, the Directors Plan calls for an annual automatic grant for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the annual meeting of Shareholders, at a price equal to the fair market value at that date. The term of these grants is also ten years. During fiscal 2004, 2003, and 2002, options of 9,000 were granted each year pursuant to the Directors Plan.

In addition, the Company has customarily granted new Directors options to purchase 15,000 shares upon their election.

As of March 31, 2004, total options outstanding are summarized as follows:

	Shares	Range of Option Price Per Share
Options outstanding -- March 31, 2001	851,838	$ 5.08	--	$ 12.00
Exercised	0		--
Expired	(131,125)	6.33	--	11.56
Granted	275,500	6.25	--	7.50
Options outstanding -- March 31, 2002	996,213	$ 5.08	--	$ 12.00
Exercised	0		--
Expired	(103,425)	6.25	--	11.56
Granted	69,000	5.02	--	6.16
Options outstanding -- March 31, 2003	961,788	$ 5.02	--	$ 11.81
Exercised	(1,562)	5.08
Expired	(177,290)	5.08	--	11.56
Granted	259,000	5.27	--	6.27
Options outstanding -- March 31, 2004	1,041,936	$ 5.02	--	$ 12.00

Options exercisable:
March 31, 2004	693,686	$ 5.02	--	$ 12.00
March 31, 2003	783,288	$ 5.08	--	$ 11.81

The following table summarizes information about options outstanding at March 31, 2004:

Year Granted	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of Options	Number Exercisable	Weighted Average Exercise Price
1996	153,436	1.8	$4.33	153,436	$ 11.63
1997	60,500	2.3	4.11	60,500	10.65
1998	82,000	3.4	4.02	82,000	11.64
1999	88,000	4.2	3.80	88,000	10.14
2000	102,500	5.2	2.45	102,500	7.57
2001	44,500	6.2	2.15	44,500	6.77
2002	203,000	7.4	1.72	142,500	6.33
2003	49,000	8.7	1.54	17,250	6.34
2004	259,000	9.2	0.76	3,000	5.44
Totals	1,041,936	5.9		693,686	$ 8.02

As permitted by SFAS No. 123, the Company will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, net income and diluted earnings per share would have been reduced by $82,000 ($0.02), $77,000 ($0.02), and $157,000 ($0.03) in fiscal 2004, 2003, and 2002, respectively.

The fair value of these options were estimated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002:

	2004	2003	2002
Expected life	5 years	5 years	5 years
Historical volatility	26%	37%	38%
Risk free rate of return	2.4%-3.0%	3.3%-4.3%	4.6%-5.0%
Expected dividend yield	5.2%	4.6%	4.4%
Annual forfeiture rate	0%	0%	0%

There have been no charges to income in any of the three years in connection with these options other than incidental expenses related to issuance of options.

Employee Benefits

In December 1999, the Company awarded 25,000 restricted shares of its $.01 par common stock to an executive officer of the Company subject to certain conditions and restrictions. The shares vest if certain targeted earnings per share levels are reached, at which time the restrictions will lapse. No expense has been recognized for the years ended March 31, 2004, 2003, and 2002, respectively.

The Company maintains a contributory profit sharing plan [401(k)] for the benefit of substantially all employees. Contributions to the plan may be made for each plan year in such amounts as the Board of Directors may, at its discretion, determine. In addition, the Company will also match to a maximum of 3% of the participant's compensation each contribution made by a plan participant for the plan year in an amount equal to $.50 for each $1.00 of participant contribution. A participant may contribute up to 15% of compensation to the plan. The amount charged to expense in connection with this plan was $370,000, $409,000, and $398,000, respectively, for the years ended March 31, 2004, 2003, and 2002.

The Company maintains a nonqualified deferred compensation plan for various key executives of the Company. Contributions to the plan consist of "excess" 401(k) deferrals and percentages of salaries and bonuses. No matching contribution by the Company is required. Compensation deferred will be invested by the Company in various investment grade "pooled accounts" on behalf of the participants. At March 31, 2004 and 2003, total assets and liabilities resulting from the nonqualified plan were approximately $425,000 and $261,000, respectively.

8 - IMAGING RESTRUCTURING

During fiscal 2004, the Company shifted its domestic manufacturing of photochemicals from its St. Louis, Missouri, facility to its CPAC Imaging manufacturing facility in Norcross, Georgia. The transfer of the manufacturing fixed assets, as well as retrofitting the Georgia facility to absorb this production, was largely completed during December 2003.

Related to this endeavor, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and has accounted for the employee termination costs and other costs associated with the move under its guidelines. Most employees were offered severance packages, which were payable upon rendering service, until termination dates. As of March 31, 2004, all of the termination benefit costs have been accrued. The majority of the other associated costs of moving and integrating the two operations had been incurred through the Company's fiscal 2004 third quarter, with some residual costs occurring in fiscal 2004's fourth quarter. The total expenses incurred in this project were approximately $1,275,000.

The table below summarizes the total costs accrued and paid under the criteria described in SFAS No. 146 for the year ended March 31, 2004:

	Severance Pay and Benefits Reserve	Unaudited Other Associated Costs Reserve	Total
First Quarter Fiscal 2004 Charges	$ 168,000	$ 12,000	$ 180,000
First Quarter Fiscal 2004 Paid	0	0	0
June 30, 2003 Balance	168,000	12,000	180,000
Second Quarter Fiscal 2004 Charges	294,000	123,000	417,000
Second Quarter Fiscal 2004 Paid	(88,000)	(107,000)	(195,000)
September 30, 2003 Balance	374,000	28,000	402,000
Third Quarter Fiscal 2004 Charges	104,000	430,000	534,000
Third Quarter Fiscal 2004 Paid	(226,000)	(424,000)	(650,000)
December 31, 2003 Balance	252,000	34,000	286,000
Fourth Quarter Fiscal 2004 Charges	10,000	134,000	144,000
Fourth Quarter Fiscal 2004 Paid	(128,000)	(161,000)	(289,000)
March 31, 2004 Balance	$ 134,000	$ 7,000	$ 141,000

During the third quarter, the Company began actively marketing the St. Louis facility for sale. As such, the Company is accounting for the potential sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and has reclassified approximately $1,219,000 from "property, plant, and equipment, net" to "assets held for sale." No impairment charge was recorded at March 31, 2004, as the fair market value of the property, less costs to dispose, exceeded the recorded cost. The Company hopes to sell the property in the next three to six months. The Company continues to lease a 35,000 square foot warehouse space adjacent to the St. Louis manufacturing facility with approximately three years remaining (original lease was for ten years, with a five-year termination clause). The Company has not concluded at this time as to whether it will utilize this space for distribution purposes or attempt to sublease it, and as such, has not accrued any lease impairment or termination costs at March 31, 2004.

9 - INCOME TAX EXPENSE

Income (loss) before income taxes, and cumulative effect adjustments for the three years ended March 31 was as follows:

	2004	2003	2002
U.S.	$ (5,116,958)	$ 2,142,705	$ 3,339,076
Foreign	1,298,418	954,730	1,147,883
	$ (3,818,540)	$ 3,097,435	$ 4,486,959

Provisions (benefits) for income taxes for the three years ended March 31 were as follows:

	2004	2003	2002
Federal income taxes:
Current	$ (694,000)	$ 671,000	$ 1,221,000
Deferred	(9,000)	133,000	(210,000)
Foreign income taxes:
Current	211,000	138,000	306,000
Deferred	6,000	19,000
State income taxes:
Current	19,000	71,000	254,000
Deferred	(2,000)	24,000	(14,000)
	$ (469,000)	$ 1,056,000	$ 1,557,000

The income tax provisions for 2003 shown above exclude the U.S. income tax benefit of $4,188,000 recognized in conjunction with the cumulative effect adjustment recorded upon adoption of SFAS No. 142, "Goodwill and other Intangible Assets."

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate are as follows:

	2004	2003	2002
Income tax expense (benefit) using statutory rates	$ (1,298,000)	$ 1,053,000	$ 1,526,000
State income tax effect	93,000	63,000	158,000
Equity in loss of affiliate	202,000	61,000
Investment in affiliate impairment	789,000
Foreign income taxed at different rates	(224,000)	(168,000)	(84,000)
Other	(31,000)	47,000	(43,000)
	$ (469,000)	$ 1,056,000	$ 1,557,000

The Company's Asian subsidiary was granted certain exemptions from corporate income tax by Thailand's Board of Investment Promotion, based on manufacturing of photographic solutions and exporting certain levels of manufactured products. The exemption commenced in fiscal 2000 and expires in fiscal 2007 subject to meeting certain terms and conditions. The net impact of the holiday was to increase net income by approximately $306,000 ($.06 per diluted share), $172,000 ($.03 per diluted share), and $164,000 ($(.03) per diluted share), respectively, for fiscal 2004, 2003, and 2002.

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at March 31, are as follows:

	2004	2003
Deferred tax assets:
Current:
Accounts receivable	$ 197,000	$ 192,000
Inventory	526,000	420,000
Compensation related accruals	388,000	333,000
Other	14,000	13,000
	1,125,000	958,000
Noncurrent:
Deferred compensation	572,000	511,000
Foreign NOL carryforward	368,000	386,000
Intangibles	2,406,000	2,700,000
	3,346,000	3,597,000

Total deferred tax assets	4,471,000	4,555,000

Deferred tax liabilities:
Noncurrent:
Property, plant and equipment	(687,000)	(765,000)
Other	(6,000)	(6,000)
	(693,000)	(771,000)

Net Deferred tax assets	$ 3,778,000	$ 3,784,000

During 2003, the Company's African subsidiary acquired an operation possessing a net operating loss carryforward, which can be used to offset its future taxable income. It is expected that the carryforward, amounting to approximately $368,000 at March 31, 2004, will be utilized before expiration.

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practical.

10 - COMMITMENTS

Royalty Agreement

The Company has a license agreement with an unrelated third party to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the agreement which expires, unless terminated earlier, on March 31, 2010. The Company is required to pay royalties equal to the greater of $325,000 or a maximum of 3% of the net selling price of products sold under the licensing agreement. Total royalties paid in 2004, 2003, and 2002 were $325,000. The Company recorded a liability equal to the net present value of the minimum, annual royalty payments, and capitalized the value of the license agreement, which is being amortized over the contract period. The obligation recorded at March 31, 2004 and 2003 was $1,203,303 and $1,319,561, respectively.

Lease Agreements

The Company leases certain facilities and equipment under operating leases, which expire at various dates through 2012. Some of the leases contain renewal options. Rent expense for the years ended March 31, 2004, 2003, and 2002 was $1,506,000, $1,364,000, and $1,404,000, respectively.

The above leases have been classified as operating leases in accordance with the provisions of the Statement of Financial Accounting Standards No. 13. The future minimum rental payments required under the leases for the fiscal years ended subsequent to March 31, 2004 are as follows:

2005	$ 1,171,004
2006	1,100,429
2007	1,032,169
2008	935,716
2009	504,729
Thereafter	544,167
$ 5,288,214

Other Matters

The Company and its subsidiaries are parties to various environmental issues, legal actions, and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

11 - SEGMENT INFORMATION

Business Segments

For purposes of financial reporting, the Company operates in two industry Segments: the Fuller Brands Segment, which is involved in developing, manufacturing, distributing, and marketing branded consumer and commercial cleaning and personal care products in North America and internationally, and the CPAC Imaging (Imaging) Segment, which includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa, and Thailand. The products of each Segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between Segments are not material. Information concerning the Company's business Segments for 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Net sales to customers:
Fuller Brands	$ 52,101,111	$ 56,068,290	$ 57,214,485
Imaging	37,909,634	39,222,050	40,564,613
Total net sales to customers	$ 90,010,745	$ 95,290,340	$ 97,779,098
Operating income:
Fuller Brands	$ 1,108,017	$ 2,838,727	$ 2,726,261
Imaging	(1,288,723)	1,282,431	2,092,314
	(180,706)	4,121,158	4,818,575
Corporate income (expense)	(42,986)	(246,239)	316,066
Interest expense, net	(460,899)	(446,812)	(520,522)
Consolidated income (loss), before non-operating income (expense), income taxes, and cumulative effect of change in accounting principle	$ (684,591)	$ 3,428,107	$ 4,614,119
Identifiable assets:
Fuller Brands	$ 29,337,358	$ 30,834,314	$ 42,692,131
Imaging	25,267,273	24,813,107	23,798,223
Total segment assets	54,604,631	55,647,421	66,490,354
Corporate short-term investments	3,771,295	5,752,040	4,974,251
Deferred income tax assets	4,102,481	4,169,481	1,440,790
Other corporate assets	2,947,583	2,881,233	3,053,500
Total consolidated assets	$ 65,425,990	$ 68,450,175	$ 75,958,895
Depreciation and amortization:
Fuller Brands	$ 1,370,297	$ 1,436,377	$ 2,061,259
Imaging	1,314,568	1,290,588	1,406,055
Total depreciation and amortization	$ 2,684,865	$ 2,726,965	$ 3,467,314
Capital outlays:
Fuller Brands	$ 763,731	$ 397,304	$ 1,077,917
Imaging	1,941,451	1,265,124	600,352
Total capital outlays	$ 2,705,182	$ 1,662,428	$ 1,678,269

Operating income represents net sales less operating expenses and excludes interest expense (income), non-operating income (expense), and income taxes.

Intercompany receivables (payables) are eliminated from the identifiable assets presentation. Other differences between the Segment's operating results and assets and the Company's consolidated financial statements relate primarily to items recorded at the Corporate level and to other items excluded from Segment operating measurements. Corporate short-term investments are funds held for future use.

Financial information relating to the Company's sales and long-lived assets by geographic area is as follows:

	2004	2003	2002
Net sales:
United States	$ 73,325,623	$ 80,417,875	$ 83,836,644
Foreign	16,685,122	14,872,465	13,942,454
	$ 90,010,745	$ 95,290,340	$ 97,779,098
Long-lived assets:
United States	$ 17,786,351	$ 18,822,456	$ 30,923,453
Foreign	4,386,414	4,270,015	3,621,108
	$ 22,172,765	$ 23,092,471	$ 34,544,561

Foreign operations are located in Belgium, Italy, South Africa, and Thailand. Net sales are reported in the geographic area in which they originate. Inter-area transfers are not material.

In addition, the Company's U.S. operations had total export sales for the years ended March 31, 2004, 2003, and 2002 of $1,931,820, $1,881,520, and $2,099,077, respectively.

12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended March 31, 2004 and 2003:
	Net Sales	Gross Profit	Net Income (Loss)	Per Share Income Basic(1)	Per Share Income Diluted(1)
2004 Quarters:
Fourth	$ 22,789,490	$ 9,271,242	$ (2,713,911)	$ (0.55)	$ (0.55)
Third	20,508,772	8,664,300	(822,188)	(0.17)	(0.17)
Second	23,532,329	10,302,618	(136,363)	(0.03)	(0.03)
First	23,180,154	10,501,748	322,922	0.07	0.07
Total	$ 90,010,745	$ 38,739,908	$ (3,349,540)	$ (0.68)	$ (0.68)
2003 Quarters:
Fourth	$ 23,196,360	$ 10,329,456	$ 430,850	$ 0.09	$ 0.09
Third	23,685,856	10,696,637	448,099	0.09	0.09
Second	23,786,446	10,645,959	460,976	0.09	0.09
First	24,621,678	11,251,033	(5,579,741)	(1.09)	(1.08)
Total	$ 95,290,340	$ 42,923,085	$ (4,239,816)	$ (0.84)	$ (0.84)

(1) Each quarter is calculated as a discrete period, and the sum of the four quarters may not equal the full year amount.

The net income (loss), income (loss) per basic share, and income (loss) per diluted share for the four quarters in fiscal 2003 have been restated as if the equity method of accounting had been applied during these periods, as required by APB 18 (See Note 2 to the Consolidated Financial Statements).

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer, respectively, have informed the Board of Directors that, based upon their evaluations of the Company's disclosure controls and procedures as of the end of the period covered by its annual report (Form 10-K), such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Management, with the participation of the Company's chief executive and chief financial officers, has concluded that there were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information concerning the directors and executive officers of the Company is hereby incorporated by reference to the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders of the Registrant, dated June 22, 2004, filed pursuant to Regulation 14A.

In addition to the executive officers named in the Proxy Statement, the Registrant employs the following key persons:

Steven E. Baune, President, CPAC Imaging, is 55 years old. Prior to his being hired as President effective May 28, 2002, he was the CEO of Coats North America, a division of Coats plc. Before Coats, he had a 26-year career in executive management consumer products (film, digital cameras) with Eastman Kodak Company. Mr. Baune holds an MBA in Marketing/Finance from the Rochester (NY) Institute of Technology and a Bachelor of Science in Industrial Engineering from North Dakota State University.

Dennis Brinly, Vice President of Sales & Marketing of The Fuller Brush Company, Inc. as of December 2, 2002, is 57 years old. Mr. Brinly brings 20 plus years of proven sales and marketing expertise to Fuller. During his career, he has directed sales and marketing for consumer product brands such as Coleman Powermate®, Poulan/Weed Eater®, and Homelite®. He holds a Master of Science degree from Chicago State University and Bachelor of Science degree from Missouri Valley College.

Douglas R. Calvert was named President of Cleaning Technologies Group on August 11, 2003. Mr. Calvert is 49 and began his career in the Institutional and Industrial market in 1977 with S.C. Johnson and Son, Inc. He held increasingly responsible positions in sales, global accounts, and marketing for Johnson Professional North America and Worldwide. Mr. Calvert moved to ZEP Manufacturing Company in 1994 first as Director and then Vice President of Business Development for this $500 million specialty chemical division of Acuity Brands, Inc. Additionally, he held executive sales positions for Kimberly-Clark's Scientific and Industrial business. Mr. Calvert holds a BA in Business Administration from the University of North Carolina, Charlotte.

G. Robert Gey, age 59, effective January 16, 2003 was appointed to President of Fuller Brands and from April 11, 2002, until this date was President of The Fuller Brush Company, Inc. Before his position with Fuller, he was president of a $140 million service equipment subsidiary of Pentair, Inc., where he gained extensive experience in mergers and acquisitions, as well as operations and business development. Mr. Gey holds an MBA from Loyola College, Baltimore, Maryland, and a Bachelor of Science in Business Administration from Athens College in Alabama and currently serves on the Board of Directors of Hawkins, Inc., Great Bend Chamber of Commerce, and Direct Selling Association (DSA), as well as a member on DSA's Strategic and Long-Range Planning Committee.

Jeff Ray, Vice President of Operations of The Fuller Brush Company, Inc. as of September 23, 2002, is 57 years old. Mr. Ray has over 28 years of experience demonstrating continuous improvements in materials, logistics, and manufacturing in a variety of industries including automotive, electronics, construction equipment, distribution, and pharmaceutical. Mr. Ray holds a Bachelor of Science in Economics and Business Administration from Park University in Parkville, Missouri.

Stanley H. Gulbin, age 51, is President of CPAC Asia Imaging Products Limited, after being promoted on December 16, 1998, in addition to his responsibilities as Vice President, International Markets, CPAC Imaging. Prior to joining CPAC in 1996, Mr. Gulbin had 17 years experience in the photographic industry, including all aspects of foreign and domestic sales and marketing. After joining CPAC in 1996, his duties were expanded to include managing sales and marketing activities for the CPAC Imaging's international markets.

Brad A. Hendrickson, age 40, was appointed President, CPAC Imaging, Americas, effective May 16, 2002. He was previously President of Allied Diagnostic Imaging Resources, Inc. He began his career with CPAC in 1986 and has held several sales and marketing management positions including National Accounts Manager and Vice President of National Sales for Allied. A graduate of the University of Wisconsin with a Bachelor of Science in Economics, Mr. Hendrickson received an MBA from Emory University in Atlanta.

Thomas C. LeBlanc, age 53, became Executive Vice President, Worldwide Operations and Strategic Planning for CPAC Imaging on February 2, 2004, due to management team realigning. Prior to that Mr. LeBlanc was President of Allied Diagnostic Imaging Resources, Inc. effective May 28, 2002, after joining Allied as Executive Vice President in November 1998. Mr. LeBlanc holds an MBA from Emory University, Atlanta, Georgia, and a Bachelor of Science in Chemical Engineering from the University of Southwestern Louisiana.

Fernando Morthera A., age 47, was named President of Stanley Home Products effective July 28, 2003. Prior to joining Stanley, Mr. Morthera worked for Avon and for House of Fuller in Mexico (a division of Sara Lee). He has more recently served as Marketing Vice President for Tupperware, Latin America, and Managing Director for Tupperware, Spain, where he was responsible for reversing a declining trend in both sales and profits and steadily increased market penetration of distributors and independent consultants. In October 2000 he was appointed Senior Vice President, Global Marketing, for Beauticontrol, Inc., a direct seller of beauty and nutritional products that had been acquired by Tupperware, successfully opening the Mexican market and building a new field sales organization. Mr. Morthera holds an MBA from The Instituto Tecnologico Autonomo de Mexico (ITAM) in Mexico City and a degree in Industrial Design from Mexico's Anahuac University.

Item 11.     EXECUTIVE COMPENSATION.

Information regarding executive compensation is hereby incorporated by reference to the same caption in the Registrant's 2004 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The stock ownership of each person known to CPAC to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and officers of CPAC as a group are hereby incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 2004 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A. The beneficial ownership of CPAC Common Stock of all directors of the Company is hereby incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 2004 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is hereby incorporated by reference to the captions "Election of Directors" and "Committee Reports" in the Registrant's 2004 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14.     PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

Information regarding principal accountants fees and services is hereby incorporated by reference to the same caption in the Registrant's 2004 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)	The following financial statements of the Registrant are included as a part of the report:
	1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2004 and 2003
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended March 31, 2004, 2003, and 2002
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the Years Ended March 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements
	2.	Financial Statement Schedules:
Schedule II, Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended March 31, 2004, 2003 and 2002
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
(b)	Reports on Form 8-K.
1.

On June 14, 2004, the Company filed a Current Report Form 8-K under Item 12 with respect to the June 10, 2004 declaration of a quarterly cash dividend and comments on expectations for a fourth quarter loss and impairment adjustment.

(c)	Exhibits.
	2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession
	3.	(i) Articles of incorporation
3.1

Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996, and further amended by Certificate of Amendment dated August 19, 1999, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1999

	3.	(ii) By-laws
		3.2	By-laws, as amended, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1998
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
10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on November 5, 1997, November 24, 1998, September 24, 1999, September 29, 2000, September 7, 2001, November 8, 2002 and November 17, 2003

10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001

		10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999
	11.	Statement regarding computation of per share earnings
	12.	Statement regarding computation of ratios
	13.	Annual report to security holders, Form 10-Q or quarterly report to security holders
	14.	Code of ethics
	16.	Letter regarding change of certifying accountant
	18.	Letter regarding change in accounting principles
	21.	Subsidiaries of the registrant
		21.1	Subsidiaries of the registrant
	22.	Published report regarding matters submitted to vote of security holders
	23.	Consent of experts and counsel
		23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm
	24.	Power of attorney
	31.	Rule 13a-14(a)/15d-14(a) Certifications
		31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer
		31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer
	32.	Section 1350 Certifications
	99.	Additional exhibits
(d)	Financial Statement Schedules.
Schedule II

CPAC, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002
		Additions
	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2004:
Allowance for doubtful accounts	$ 1,450,000	$ 351,000	0	$ (259,000)	$ 1,542,000
Inventory reserve	1,163,000	457,000	0	(270,000)	1,350,000

2003:
Allowance for doubtful accounts	$ 868,000	$ 778,000	0	$ (196,000)	$ 1,450,000
Inventory reserve	1,172,000	253,000	0	(262,000)	1,163,000

2002:
Allowance for doubtful accounts	$ 645,000	$ 259,000	0	$ (36,000)	$ 868,000
Inventory reserve	1,266,000	130,000	0	(224,000)	1,172,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPAC, INC. (Registrant)

Date June 29, 2004	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date June 29, 2004	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer, and Director

Date June 29, 2004	By	/s/ Robert Oppenheimer Robert Oppenheimer, Secretary and Director

Date June 29, 2004	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer, and Director

Date June 29, 2004	By	/s/ Jerold L. Zimmerman, Ph.D. Jerold L. Zimmerman, Ph.D., Director

Date June 29, 2004	By	/s/ Stephen J. Carl, Esq. Stephen J. Carl, Esq., Director

Date June 29, 2004	By	/s/ José J. Coronas José J. Coronas, Director

Date June 29, 2004	By	/s/ Wendy F. Clay Wendy F. Clay, Vice President, Administration

Date June 29, 2004	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation
3.1

Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996, and further amended by Certificate of Amendment dated August 19, 1999, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1999

N/A
3.	(ii) By-laws
	3.2	By-laws, as amended, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1998	N/A
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
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

N/A
10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

N/A
10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on November 5, 1997, November 24, 1998, September 24, 1999, September 29, 2000, September 7, 2001, November 8, 2002 and November 17, 2003

N/A
10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
14.	Code of ethics		N/A
21.	Subsidiaries of the registrant
	21.1	Subsidiaries of the registrant	52
23.	Consent of experts and counsel
	23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	53
31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	54
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	55
32.	Section 1350 Certifications		56