Form 10-Q
period 2004-06-30
CPAC INC
filed 2004-08-10
CIK 351717

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes [    ]      No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at June 30, 2004
Common Stock, $.01 par value	4,946,774

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
936,936

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets - June 30, 2004 (Unaudited), and March 31, 2004	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended June 30, 2004, and June 30, 2003 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Three Months Ended June 30, 2004, and June 30, 2003 (Unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 4.	Controls and Procedures.	17
	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	18
Item 2.	Changes in Securities and Use of Proceeds.	18
Item 3.	Defaults Upon Senior Securities.	18
Item 4.	Submission of Matters to a Vote of Security Holders.	18
Item 5.	Other Information.	18
Item 6.	Exhibits and Reports on Form 8-K.	18
	SIGNATURE PAGE	19
	EXHIBIT INDEX	20

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2004 (Unaudited)	March 31, 2004 (Note)
Current assets:
Cash and cash equivalents	$ 6,221,954	$ 7,747,481
Accounts receivable (net of allowance for doubtful accounts of $1,596,000 and $1,542,000, respectively)	11,622,052	11,532,459
Inventory, net	18,651,234	17,230,999
Prepaid expenses and other current assets	2,104,505	2,271,978
Deferred tax assets, current	1,108,790	1,124,790
Total current assets	39,708,535	39,907,707
Property, plant and equipment, net	15,825,313	16,269,021
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,425,091 and $1,383,861, respectively)	892,854	930,681
Deferred tax assets, long-term	3,277,518	3,345,518
Investment in affiliate	116,386	250,000
Other assets	3,305,705	3,311,484
Assets held for sale	1,219,153	1,219,153
	$ 64,537,890	$ 65,425,990
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 173,986	$ 210,174
Accounts payable	5,152,383	5,551,570
Accrued payroll and related expenses	1,682,546	1,692,167
Other accrued expenses and liabilities	2,136,035	2,385,488
Total current liabilities	9,144,950	9,839,399
Long-term debt, net of current portion	6,732,380	6,771,471
Deferred tax liabilities, long-term	675,304	693,304
Other long-term liabilities	4,198,809	4,204,323
Minority interests	883,165	830,328
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares	50,321	50,321
Additional paid-in capital	9,613,906	9,613,906
Retained earnings	33,160,150	33,374,205
Accumulated other comprehensive income	669,093	638,921
	43,493,470	43,677,353
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	42,903,282	43,087,165
	$ 64,537,890	$ 65,425,990

Note: The balance sheet at March 31, 2004 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED

JUNE 30, 2004 AND JUNE 30, 2003

UNAUDITED

	2004	2003
Net sales	$ 22,085,655	$ 23,180,154
Costs and expenses:
Cost of sales	12,359,141	12,678,406
Selling, administrative and engineering expenses	9,024,013	9,385,318
Research and development expense	189,898	168,282
Restructuring expenses		180,000
Interest expense, net	100,538	133,993
	21,673,590	22,545,999
Income before non-operating income (expense) and income taxes	412,065	634,155
Non-operating expense:
Minority interests	(52,837)	(52,819)
Equity in loss of affiliate	(127,901)	(81,414)
	(180,738)	(134,233)
Income before income tax	231,327	499,922
Provision for income tax	99,000	177,000
Net income	$ 132,327	$ 322,922
Net income per common share:
Basic net income per share	$ 0.03	$ 0.07
Diluted net income per share	$ 0.03	$ 0.07
Average common shares outstanding:
Basic	4,946,774	4,945,212
Diluted	4,958,830	4,947,012
Comprehensive income:
Net income	$ 132,327	$ 322,922
Other comprehensive income	30,172	125,675
Comprehensive income	$ 162,499	$ 448,597

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

JUNE 30, 2004 AND JUNE 30, 2003

UNAUDITED

	2004	2003

Cash flows from operating activities:
Net income	$ 132,327	$ 322,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	564,070	618,533
Amortization of intangible assets	38,542	38,541
Deferred income taxes	66,000	(55,000)
Minority interest in consolidated foreign subsidiary	52,837	52,819
Equity in loss of affiliate	127,901	81,414
Changes in assets and liabilities:
Accounts receivable	(83,055)	296,812
Inventory	(1,409,742)	(798,566)
Accounts payable	(396,288)	(220,852)
Accrued expenses and liabilities	(256,925)	392,743
Other changes, net	172,421	(345,511)
Total adjustments	(1,124,239)	60,933
Net cash provided by (used in) operating activities	(991,912)	383,855
Cash flows from investing activities:
Purchase of property, plant and equipment, net	(111,459)	(404,036)
Investment in affiliate		(1,300,000)
Net cash used in investing activities	(111,459)	(1,704,036)
Cash flows from financing activities:
Repayment of long-term borrowings	(77,199)	(33,424)
Payment of cash dividends	(346,382)	(346,273)
Net cash used in financing activities	(423,581)	(379,697)
Effect of exchange rate changes on cash	1,425	2,762
Net decrease in cash and cash equivalents	(1,525,527)	(1,697,116)
Cash and cash equivalents -- beginning of year	7,747,481	9,866,539
Cash and cash equivalents -- end of year	$ 6,221,954	$ 8,169,423

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 Annual Report to Shareholders. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

2 -- INVENTORY

Inventory net of reserves is summarized as follows:

	June 30, 2004	March 31, 2004
Raw materials and purchased parts	$ 7,303,853	$ 6,602,331
Work-in-process	1,338,338	1,175,438
Finished Goods	10,018,665	9,453,230
	$ 18,651,234	$ 17,230,999

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

In May 2004 the Company met with the investee's primary lending institution to discuss the financial condition of TURA, who was experiencing significant cash flow difficulties, due to continuing operating losses. While TURA was granted an extension until September 30, 2004 on the maturity date of its working capital line of credit, the ability for TURA to meet its normal day to day operating expenses appears conditional on obtaining future capital infusions. The Company has the option of increasing its ownership stake to 51% by October 2004 and will continue to monitor TURA's financial condition to determine appropriate actions to protect its investment during fiscal 2005.

After recognition of approximately $595,000 and $180,000 of equity losses, including $160,000 and $145,000 of excess purchase price amortization for the years ended March 31, 2004 and 2003, respectively, the Company believes that the ability of TURA to generate sufficient, future cash flows is uncertain. TURA's financial statements show current liabilities exceeding current assets, certain debt obligations having covenant violations, and operating losses continuing through TURA's first quarter. The Company believed TURA's current financial decline is other than temporary and recognized an impairment loss of approximately $2,320,000 or $0.47 cents a diluted share for the year ended March 31, 2004, reducing the estimated fair market value of the Company's investment at March 31, 2004 to $250,000. The impairment adjustment reduces the previously allocated excess purchase price, leaving a value that the Company believes is largely attributable to the supply contracts between the Company and TURA.

For the three months ended June 30, 2004, the Company recorded its 40% proportionate share of TURA's losses, plus amortization of the excess purchase price allocated to the supply contract. For the three months ended June 30, 2003, the Company recorded its 19% proportionate share of TURA's losses, plus amortization of the allocated excess purchase price.

At June 30, 2003, the proportionate share of the Company's investment in the net assets of TURA, as well as the unamortized value of the allocated excess purchase price, was allocated as follows:

June 30, 2003
CPAC, Inc.'s proportionate share of TURA net assets	$ 650,020
Property, plant and equipment	375,000
Supply contracts	344,000
Goodwill	1,605,970
Net investment	$ 2,974,990

The difference between the original purchase price for the Company's equity interests in TURA and the net investment balance shown above at June 30, 2003 represents the Company's subsequent recognition of its proportionate share of TURA's net loss, amortization of the purchase price, and foreign currency translation adjustments.

After recognition of its proportionate share of TURA's first quarter losses, amortization of the supply contract, and foreign currency translation adjustments, the Company's investment has been reduced to approximately $116,000 at June 30, 2004. The Company estimates that its recorded investment in TURA may be reduced to zero in the subsequent quarter, based on finalization of TURA's second quarter operating results.

Summarized, approximate, unaudited, financial information for TURA for the three months ended June 30, 2004 and 2003 is shown below:

	Unaudited For the Three Months Ended
	June 30, 2004	June 30, 2003
Condensed Statement of Operations:
Net revenue	$ 3,797,000	$ 4,214,000
Cost of sales	2,926,000	3,276,000
Operating expenses	1,045,000	1,120,000
Operating loss	(174,000)	(182,000)
Interest expense	68,000	56,000
Tax provision (benefit)
Net loss	$ (242,000)	$ (238,000)

Condensed Balance Sheet:
Current assets	$ 8,709,000	$ 7,205,000
Non-current assets	4,609,000	3,913,000
	$ 13,318,000	$ 11,118,000

Current liabilities	$ 12,062,000	$ 8,707,000
Non-current liabilities	525,000	786,000
Shareholders' equity	730,000	1,625,000
	$ 13,318,000	$ 11,118,000

4 -- IMAGING RESTRUCTURING

During fiscal 2004, the Company shifted its domestic manufacturing of photochemicals from its St. Louis, Missouri, facility to its CPAC Imaging manufacturing facility in Norcross, Georgia. The transfer of the manufacturing fixed assets, as well as retrofitting the Georgia facility to absorb this production, was completed during the fourth quarter of fiscal 2004.

Related to this endeavor, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and accounted for the employee termination costs and other costs associated with the move under its guidelines. The total expenses incurred in this project were approximately $1,275,000. As of March 31, 2004, all termination benefit costs and other move-related costs were accrued with approximately $34,000 still unpaid as of June 30, 2004.

The table below summarizes the total costs accrued and paid under the criteria described in SFAS No. 146:

	Severance Pay and Benefits Reserve	Unaudited Other Associated Costs Reserve	Total
First Quarter Fiscal 2004 Charges	$ 168,000	$ 12,000	$ 180,000
First Quarter Fiscal 2004 Paid	0	0	0
June 30, 2003 Balance	168,000	12,000	180,000
Second Quarter Fiscal 2004 Charges	294,000	123,000	417,000
Second Quarter Fiscal 2004 Paid	(88,000)	(107,000)	(195,000)
September 30, 2003 Balance	374,000	28,000	402,000
Third Quarter Fiscal 2004 Charges	104,000	430,000	534,000
Third Quarter Fiscal 2004 Paid	(226,000)	(424,000)	(650,000)
December 31, 2003 Balance	252,000	34,000	286,000
Fourth Quarter Fiscal 2004 Charges	10,000	134,000	144,000
Fourth Quarter Fiscal 2004 Paid	(128,000)	(161,000)	(289,000)
March 31, 2004 Balance	134,000	7,000	141,000
First Quarter Fiscal 2005 Charges
First Quarter Fiscal 2005 Paid	(100,000)	(7,000)	(107,000)
June 30, 2004 Balance	$ 34,000	$ 0	$ 34,000

The Company has been actively marketing the St. Louis facility for sale and has entered into negotiations for sale of the property. If the negotiations are successful, the Company hopes to complete the sale prior to September 30, 2004. As such, the Company is accounting for the potential sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and has reclassified approximately $1,219,000 from "property, plant, and equipment, net" to "assets held for sale." No impairment charge was recorded at June 30, 2004, as the fair market value of the property, less costs to dispose, exceeded the recorded cost. The Company continues to lease a 35,000 square foot warehouse space adjacent to the St. Louis manufacturing facility with approximately three years remaining (original lease was for ten years, with a five-year termination clause). The Company has contracted with a real estate firm to explore the possibility of subleasing the property, and as such, has not accrued any lease impairment or termination costs at June 30, 2004.

5 -- GUARANTEES

The Company guarantees the following debt and other obligations for some of its subsidiaries under agreements with banks:

            --  A standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company has warranty obligations in connection with sales of its Imaging equipment. The warranty period generally ranges from 6 to 12 months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2004 to June 30, 2004 was as follows (in thousands):

Accrued warranty obligations at March 31, 2004	$ 33
Accrued warranty experience April 1 to June 30, 2004	(2)
April 1 to June 30, 2004 warranty provisions	2
Accrued warranty obligations at June 30, 2004	$ 33

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

Three Months Ended June 30,
	2004	2003
Net income as reported	$ 132,327	$ 322,922
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	19,000	16,000
Proforma net income	$ 113,327	$ 306,922
Net income per common share:
Basic -- as reported	$ 0.03	$ 0.07
Basic -- proforma	$ 0.02	$ 0.06
Diluted -- as reported	$ 0.03	$ 0.07
Diluted -- proforma	$ 0.02	$ 0.06

The fair value of these options were estimated at grant date using the Black-Scholes option-pricing model. There have been no charges to income in any of the periods above in connection with these options other than incidental expenses related to options.

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

	Three Months Ended June 30,
	2004	2003
Basic weighted average number of shares outstanding	4,946,774	4,945,212
Effect of dilutive stock options	12,056	1,800
Dilutive shares outstanding	4,946,774	4,947,012

Unexercised stock options to purchase 783,936 and 1,107,792 shares of the Company's common stock as of June 30, 2004 and 2003, respectively, were not included in the computations of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2004, are still outstanding at the end of the period.

8 -- COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments.

9 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands Segment and the CPAC Imaging (Imaging) Segment. Information concerning the Company's business Segments' net sales and income before non-operating income (expense) and income taxes for the quarters ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,
	2004	2003
Net sales to customers:
Fuller Brands	$ 13,973,224	$ 14,351,801
Imaging	8,112,431	8,828,353
Total net sales to customers	$ 22,085,655	$ 23,180,154
Operating income (loss):
Fuller Brands	$ 835,062	$ 971,658
Imaging	(295,508)	(158,932)
	539,554	812,726
Corporate expense	(26,951)	(44,578)
Interest expense, net	(100,538)	(133,993)
Income before non-operating expense and income taxes	$ 412,065	$ 634,155

Sales between Segments are not material.

Information concerning the identifiable assets of the Company's business Segments at June 30, 2004 and March 31, 2004 are as follows:

	June 30, 2004	March 31, 2004
Identifiable assets:
Fuller Brands	$ 29,644,100	$ 29,337,358
Imaging	25,710,523	25,267,273
Total identifiable assets of the segment	55,354,623	54,604,631
Corporate short-term investments	2,336,171	3,771,295
Deferred income tax assets	4,018,481	4,102,481
Other corporate assets	2,828,615	2,947,583
Total consolidated assets	$ 64,537,890	$ 65,425,990

10 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." This statement requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows, as well as the net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The statement is effective for financial statements with fiscal years ending after December 15, 2003, with disclosure of information about foreign plans effective for fiscal years ending after June 15, 2004. The Company does not provide a defined benefit pension plan, nor any defined benefit postretirement plan; the impact of this pronouncement is expected to be minimal. Disclosures concerning the Company's defined contribution plans in its foreign operating units will be required to be disclosed for the fiscal year ending March 31, 2005.

11 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

12 -- RECLASSIFICATION

Certain March 31, 2004 financial statement and related footnote amounts have been reclassified to conform to the June 30, 2004 presentation.

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

The Company's financial results for the quarter ended June 30, 2003 include an after tax charge of $0.02 per diluted share for the Imaging Restructuring initiative (See Note 4 to the Consolidated Financial Statements).

Net Sales

The Company's net sales decreased 4.7% for the three months ended June 30, 2004, as compared to the same period last year (decreased 6.5%, excluding the impact of foreign currency exchange).

For the Fuller Brands Segment, net sales for the three months ended June 30, 2004 decreased 2.6%, as compared to the same period last year. The Fuller Brush division (Fuller) experienced a 12.7% net sales increase in the first quarter, as compared to the first quarter of fiscal 2004. The increase was largely attributable to the division's new retail initiative, as well as an increase in its QVC home shopping network business. Stanley Home Products (Stanley) net sales declined 10.5% in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004. Some of the shortfall was attributable to a new compensation plan for Stanley's independent sales representatives that was introduced in a target region in the first quarter. Extensive training is currently underway. The Company believes that when fully implemented, the changes in the compensation plan will stimulate recruiting and subsequently increase sales. Cleaning Technologies Group (CTG) net sales also declined, with net sales for the first three months of fiscal 2005 declining 12.9%, as compared to the comparable period last year. CTG's school district business, sold through its distributor network, continues to be down from previous quarters, due to state and local economic conditions impacting school budgets. The division's business with Kmart has also declined over previous periods, due to additional Kmart store closings. To compensate, the division has been aggressively pursuing new business opportunities with national accounts, large retail chains, and GSA-scheduled business for government procurement and is optimistic these opportunities will come to fruition and slow or reverse the decline.

In the Imaging Segment, net sales decreased 8.1% for the first quarter of fiscal 2005, as compared to the comparable period in fiscal 2004 (decreased 12.8%, excluding the impact of foreign currency exchange). Excluding the impact of foreign currency exchange, worldwide Imaging operations, with the exception of CPAC Africa, experienced lower net sales in the quarter, as compared to the comparable period last year. This decline continues to reflect currency pressures in many of the countries and the technology shift from traditional imaging to digital products (See Foreign Operations discussion for international operations' annual results). Domestically, the Company's medical imaging and photo imaging businesses had decreases in the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, ranging from 16.8% to 25.5%, respectively. The advances of digital technology and resulting competition among traditional imaging suppliers will likely impact both of these businesses in future quarters. Reduction in revenues were anticipated last year, spurring the Imaging Restructuring plan, which enables the Company to manufacture all domestic imaging products at one location (See Foreign Operations discussion for international operations' annual results). Further actions are expected, if cost-saving initiatives cannot compensate for declining revenues.

Gross Margins

Consolidated gross margins, exclusive of the Imaging restructuring charges, were 44.0% for the three months ended June 30, 2004, as compared to 43.0% for the year ended March 31, 2004 and 45.3% for the three months ended June 30, 2003, respectively.

Gross margins in the Fuller Brands Segment were 50.2% for the three months ended June 30, 2004, as compared to 48.5% for the year ended March 31, 2004 and 49.9% for the three months ended June 30, 2003, respectively. Increases in gross margins resulted from increased home shopping network and retail sales, which tend to have higher gross margins and higher selling and administrative costs to support it. The Company believes that increasing sales, as a result of its retail initiative, may aid in increasing production throughput and improving product margins in future periods.

Gross margins in the Imaging Segment, exclusive of the restructuring charges in fiscal 2004, were 33.5% for the three months ended June 30, 2004 as compared to 35.6% for the year ended March 31, 2004 and 37.8% for the three months ended June 30, 2003, respectively. The decline in gross margins in fiscal 2005 versus fiscal 2004 reflect the continued pressures on pricing, due to the declining worldwide photographic and medical imaging markets, coupled with lower volumes of production.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs for the three months ended June 30, 2004, exclusive of the Imaging restructuring charges, were 40.9% of net sales, versus 41.1% and 40.5% for the year ended March 31, 2004 and the three months ended June 30, 2003, respectively.

For the Fuller Brands Segment, selling, administrative, and engineering expenses for the three months ended June 30, 2004 were 43.2% of net sales, as compared to 45.3% and 42.2% for the year ended March 31, 2004 and the three months ended June 30, 2003, respectively. The increase in the percentage in fiscal 2005 versus the previous year's first quarter reflects additional expenses related to Fuller's expansion into the retail marketplace. The increase also reflects the reduction in revenues in Stanley Home Products and CTG.

In the Imaging Segment, selling, administrative, and engineering costs for the three months ended June 30, 2004, exclusive of the Imaging restructuring charges, were 36.5% of net sales versus 35.2% and 32.8% for the year ended March 31, 2004 and the three months ended June 30, 2003, respectively. The increase in fiscal 2005 versus fiscal 2004 is largely a result of revenues declining at a greater rate than expenses, especially in the Segment's domestic operations. While the domestic Imaging Restructuring plan completed in 2004 will eliminate duplicate costs in the domestic Imaging operations, fixed cost reductions in its European operations may be necessary, if sales decline continues.

Research and Development Expenses

Research and development expenses, as a percentage of sales increased to 0.9% of net sales for the quarter ended June 30, 2004, as compared to 0.7% for the same quarter last year. This was largely a result of a temporary increase in employee expenses, during the transition of the Imaging Segment's research and development facilities to Norcross from St. Louis, as part of the Imaging Restructuring plan. The level of expense reflects the Company's emphasis of focusing on improving existing products or developing complimentary products, based on customer needs.

For 2005 the Fuller Brands Segment's focus will continue developing new products to enhance its entry into the retail marketplace and growing television shopping business, stimulate recruitment efforts in its direct selling business, as well as continuing to enhance CTG's commercial cleaning product offerings to compete in the highly-competitive janitorial sanitation business. In the Imaging Segment, continued effort will be placed on developing easy-to-use prepackaged, chemical formulations and innovative wrap-around-programs, involving chemistry, paper, and equipment for use in domestic and overseas imaging markets. These efforts are not expected to cause significant additional employee or other expenses long-term, as compared to prior periods.

Net Interest Expense

Net interest expense (interest expense less interest income) decreased 25% in the first quarter of fiscal 2005 versus the first quarter of fiscal 2004, due to lower debt levels.

Income Taxes

The Company's effective tax rate was 42.8% for the quarter ended June 30, 2004, as compared to 35.4% for the comparable period last year. This also compares with a (12.3)% net tax benefit experienced for the twelve months ended March 31, 2004.

The increase in the effective tax rate during the quarter, as compared to last year's first quarter, is largely due to limitations on state tax benefits resulting from operating losses in three of the domestic imaging operations in fiscal 2005, as well as limited foreign tax benefits in 2005's first quarter, as a result of CPAC Italia's net operating loss. The Company anticipates slight improvements in both domestic and international imaging operating results in subsequent quarters, which would lower the effective rate. In addition, the Company's effective tax rate is subject to material impact based on the earnings of CPAC Asia, which continues to operate under a seven-year tax holiday. The Company anticipates continued, positive earnings from CPAC Asia, which, in conjunction with the increased profitability of other imaging operations, should allow the effective tax rate to decline to below 40%, absent any unusual restructuring or impairment charge related to any of the Company's operations.

The Company has recorded gross deferred tax assets of approximately $4,386,000 at June 30, 2004, as compared to approximately $4,470,000 at March 31, 2004, with no valuation reserve. Included in these amounts are approximately $368,000 representing tax-effected foreign net operating loss carryforwards from the Company's South African subsidiary. Realization of both the domestic and foreign net deferred tax assets is dependent upon profitable operations in the United States and the specific foreign jurisdictions during future years. The Company believes that although realization for both is not assured, it is more likely than not that such assets will be realized, following the criteria specified in SFAS No. 109, "Accounting for Income Taxes." Again, should the Company experience a significant, future, unanticipated impairment or restructuring charge, it is possible that it could be required to record a valuation allowance on a portion or all of the deferred tax assets.

Net Income

The Company's income decreased $190,585 or 59%, as compared to the three months ended June 30, 2003. Reduced revenues in both Segments contributed to the decline.

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

Combined net sales for the Company's operations in Thailand, South Africa, Belgium, and Italy for the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, increased approximately $172,000 or 5.7% (or decreased approximately $242,000 or 8.0%, excluding the impact of currency exchange). For the first quarter of fiscal 2005 CPAC Europe and Italia net sales combined decreased 2.2% (decreased 11.7%, after removing currency impact). CPAC Asia's sales decreased 2.8% (decreased 10.9%, after removing currency impact). CPAC Africa displayed strong growth, as net sales increased approximately $248,000 or 128.4% ($156,000 or 81.0%, after removing currency impact).

Combined pretax profits for the first quarter of fiscal 2005, prior to minority interests and equity in losses of TURA, decreased approximately $215,000 (approximately $220,000, excluding impact of currency exchange), as compared to the first quarter of fiscal 2004. CPAC Europe and Italia's pretax profits combined decreased approximately $221,000 (approximately $200,000, excluding impact of currency exchange). CPAC Africa's fiscal 2005 pretax income increased approximately $13,000 (approximately $7,000, after removing currency impact), while CPAC Asia's profits declined approximately $6,900 (approximately $27,000, after removing currency impact) over fiscal 2004.

As disclosed in Note 3 to the Consolidated Financial Statements, the Company increased its investment in TURA in fiscal 2004 to 40%, requiring the change in accounting for this investment to the equity method. With this change, the Company began recording 40% of the proportionate share of TURA's net losses in the second quarter of fiscal 2004, plus amortization of the excess purchase price related to the Company's investment. In the first quarter of fiscal 2004, the Company recorded 19% of TURA's losses, plus amortization of the excess purchase price. The increase in equity in losses of TURA for the three months ended June 30, 2004 versus June 30, 2003 primarily is a function of recording 40% of TURA's losses this quarter, as compared to 19% in last year's comparable period.

As further described in Note 3 to the Consolidated Financial Statements, the Company reduced its recorded investment in TURA in the fourth quarter of fiscal 2004, due to declining financial performance, and the realization that the operating and cash flow difficulties experienced were other than temporary. TURA's difficulties reflect the worldwide economic pressures on the traditional film markets, as well as the stronger Euro against the dollar, similar to what the Company's Imaging Segment, domestically and internationally, has been experiencing. During the first quarter of fiscal 2005, TURA continued to experience cash flow difficulties, but has been able to operate and is exploring various options for improving its current financial condition, including negotiating favorable payment terms with certain of its customers. After recognition of its proportionate share of TURA's first quarter losses, amortization of the supply contract, and foreign currency translation adjustments, the Company's investment has been reduced to approximately $116,000 at June 30, 2004. The Company estimates that its recorded investment in TURA may be reduced to zero in the subsequent quarter, based on finalization of TURA's second quarter operating results. The Company has the option of increasing its investment in TURA to 51% by October 2004 and will continue to monitor the financial condition of TURA to determine the appropriate actions to protect its investment during 2005.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At June 30, 2004, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

Imaging Restructuring

During fiscal 2004, the Company completed the shift of its domestic manufacturing of photochemicals from its St. Louis, Missouri, facility to its CPAC Imaging manufacturing facility in Norcross, Georgia. The transfer of the manufacturing fixed assets, as well as the retrofitting of the Georgia facility to absorb this production, was completed during the fourth quarter of fiscal 2004.

Related to this endeavor, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and accounted for the employee termination costs and other costs associated with the move under its guidelines. The total expenses incurred in this project were approximately $1,275,000. As of March 31, 2004, all termination benefit costs and other move-related costs were accrued with approximately $34,000 still unpaid as of June 30, 2004.

The table below summarizes the total costs accrued and paid under the criteria described in SFAS No. 146:

	Severance Pay and Benefits Reserve	Unaudited Other Associated Costs Reserve	Total
First Quarter Fiscal 2004 Charges	$ 168,000	$ 12,000	$ 180,000
First Quarter Fiscal 2004 Paid	0	0	0
June 30, 2003 Balance	168,000	12,000	180,000
Second Quarter Fiscal 2004 Charges	294,000	123,000	417,000
Second Quarter Fiscal 2004 Paid	(88,000)	(107,000)	(195,000)
September 30, 2003 Balance	374,000	28,000	402,000
Third Quarter Fiscal 2004 Charges	104,000	430,000	534,000
Third Quarter Fiscal 2004 Paid	(226,000)	(424,000)	(650,000)
December 31, 2003 Balance	252,000	34,000	286,000
Fourth Quarter Fiscal 2004 Charges	10,000	134,000	144,000
Fourth Quarter Fiscal 2004 Paid	(128,000)	(161,000)	(289,000)
March 31, 2004 Balance	134,000	7,000	141,000
First Quarter Fiscal 2005 Charges
First Quarter Fiscal 2005 Paid	(100,000)	(7,000)	(107,000)
June 30, 2004 Balance	$ 34,000	$ 0	$ 34,000

The Company has been actively marketing the St. Louis facility for sale and has entered into negotiations for sale of the property. If the negotiations are successful, the Company hopes to complete the sale prior to September 30, 2004. As such, the Company is accounting for the potential sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and has reclassified approximately $1,219,000 from "property, plant, and equipment, net" to "assets held for sale." Depreciation on the reclassified building was suspended beginning in the third quarter of fiscal 2004. The impact was not material. No impairment charge was recorded at June 30, 2004, as the fair market value of the property, less costs to dispose, exceeded the recorded cost. The Company continues to lease a 35,000 square foot warehouse space adjacent to the St. Louis manufacturing facility with approximately three years remaining (original lease was for ten years, with a five-year termination clause). The Company has contracted with a real estate firm to explore the possibility of subleasing the property, and as such, has not accrued any lease impairment or termination costs at June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Three Months Ended June 30,
	2004	2003
Cash provided by (used in):
Operating activities	$ (992)	$ 384
Investing activities	(111)	(1,704)
Financing activities	(424)	(380)
Currency impact on cash	1	3
Net decrease in cash and cash equivalents	$ (1,526)	$ (1,697)

Net cash provided by (used in) operating activities

Consolidated net cash provided by operating activities decreased in the first quarter of 2005, as compared to 2004, due to reduced operating profits in both Segments, coupled with an increase in inventory. Contributing to the increased inventory at quarter end was Fuller, whose levels have risen due to their retail initiatives, and CPAC Asia, who temporarily increased their inventory during the quarter to lessen expected pricing increases later in the year.

Net cash provided by (used in) investing activities

Consolidated net cash used in investing activities was significantly less in the first quarter of 2005 versus 2004, due to the Company's additional $1,300,000 equity investment in TURA in April 2003, as well as capital expenditures related to CPAC Imaging's expansion of their Norcross manufacturing facility to absorb the relocated color photochemicals production from St. Louis.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities increased in the first quarter of 2005 over 2004, due to increased debt repayments.

The following table presents working capital information at June 30, 2004, March 31, 2004, and June 30, 2003:

	June 30, 2004	March 31, 2004	June 30, 2003
Working capital (in thousands)	$ 30,564	$ 30,068	$ 31,234
Working capital ratio	4.34 to 1	4.06 to 1	4.22 to 1
Receivable days outstanding	47.7 days	47.3 days	45.5 days
Annual inventory turns	2.8 times	2.9 times	2.8 times

The Company maintains a line of credit agreement (Agreement) with Bank of America (BOA), maturing on October 31, 2004. The Agreement includes a maximum borrowing capability of $5,000,000, with interest at the 30-day LIBOR rate plus 1.25% to 2.00%, based on funded debt to EBITDA parameters. It also requires the Company to meet various debt covenants, including minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions. The Company is in the process of negotiating a new two-year line of credit agreement with Bank of America.

At March 31, 2004 the Company was in violation of the minimum net worth, debt service coverage, and funded debt to EBITDA covenants, largely in part to the impairment adjustment and restructuring expenses incurred in 2004. The Company has received waivers from Bank of America on the covenant violations at March 31, 2004, and as part of the waiver, has agreed to reduce its maximum borrowing capacity under the facility from $20,000,000 to $5,000,000. At June 30, 2004, the Company was in compliance with its various quarterly loan covenants. The Company has extended its $6.2 million letter of credit facility, which collateralizes the Fuller Brands' Industrial Revenue Bonds to October 31, 2005, and as such, has continued to classify the Bonds as long-term at June 30, 2004 and March 31, 2004.

The Company's majority-owned subsidiary CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $510,000 based on the first quarter conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 7.75% at June 30, 2004. CPAC Asia Imaging Products Limited had no outstanding borrowings against the line of credit at the end of its first quarter.

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

The Company continues to follow the critical accounting policies and estimates as disclosed in the Company's March 31, 2004 Annual Report to Shareholders in preparing the interim financial statements for the three months ended June 30, 2004. Management's assumptions and judgements have not changed significantly from that previously disclosed.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in the Company's assessment of its sensitivity to interest rate or foreign currency risks since its disclosure in Item 7(a) of the Company's Form 10-K for the year ended March 31, 2004.

Item 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer, respectively, have informed the Board of Directors that, based upon their evaluations of the Company's disclosure controls and procedures as of the end of the period covered by its quarterly report (Form 10-Q), such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Management, with the participation of the Company's chief executive and chief financial officers, has concluded that there were no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession -- Not applicable
(3) (i) Articles of incorporation
3.1

Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996, and further amended by Certificate of Amendment dated August 19, 1999, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1999

(3) (ii) By-laws
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
(11) Statement regarding computation of per share earnings -- Not applicable
(15) Letter regarding unaudited interim financial information -- Not applicable
(18) Letter regarding change in accounting principles -- Not applicable
(19) Report furnished to security holders -- Not applicable
(22) Published report regarding matters submitted to vote of security holders -- Not applicable
(23) Consent of experts and counsel -- Not applicable
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

CPAC, INC.
(Registrant)

Date August 10, 2004	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date August 10, 2004	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date August 10, 2004	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation, By-laws
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

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	21
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	22
32.	Section 1350 Certifications		23