Form 10-Q
period 2004-09-30
CPAC INC
filed 2004-11-12
CIK 351717

OMB APPROVAL OMB Number: 3235-0070 Expires: December 31, 2006 Estimated average burden hours per response: 144.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes [    ]      No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at September 30, 2004
Common Stock, $.01 par value	4,946,774

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
944,436

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets - September 30, 2004 (Unaudited), and March 31, 2004	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- Six Months Ended September 30, 2004, and September 30, 2003 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- Three Months Ended September 30, 2004, and September 30, 2003 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Six Months Ended September 30, 2004, and September 30, 2003 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4.	Controls and Procedures.	19
	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities.	20
Item 4.	Submission of Matters to a Vote of Security Holders.	20
Item 5.	Other Information.	20
Item 6.	Exhibits.	20
	SIGNATURES PAGE	22
	EXHIBIT INDEX	23

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2004 (Unaudited)	March 31, 2004 (Note)
Current assets:
Cash and cash equivalents	$ 6,262,209	$ 7,747,481
Accounts receivable (net of allowance for doubtful accounts of $1,646,000 and $1,542,000, respectively)	11,835,629	11,532,459
Inventory, net	19,093,933	17,230,999
Prepaid expenses and other current assets	2,203,144	2,271,978
Deferred tax assets, current	1,089,790	1,124,790
Total current assets	40,484,705	39,907,707
Property, plant and equipment, net	15,519,070	16,269,021
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,445,000 and $1,384,000, respectively)	849,574	930,681
Deferred tax assets, long-term	3,209,518	3,345,518
Investment in affiliate		250,000
Other assets	3,301,418	3,311,484
Assets held for sale		1,219,153
	$ 63,556,711	$ 65,425,990
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 182,211	$ 210,174
Accounts payable	4,771,865	5,551,570
Accrued payroll and related expenses	1,779,834	1,692,167
Other accrued expenses and liabilities	2,325,787	2,385,488
Total current liabilities	9,059,697	9,839,399
Long-term debt, net of current portion	6,953,876	6,771,471
Deferred tax liabilities, long-term	663,304	693,304
Other long-term liabilities	4,157,140	4,204,323
Minority interests	174,995	830,328
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares	50,321	50,321
Additional paid-in capital	9,613,906	9,613,906
Retained earnings	33,020,596	33,374,205
Accumulated other comprehensive income	453,064	638,921
	43,137,887	43,677,353
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	42,547,699	43,087,165
	$ 63,556,711	$ 65,425,990

Note: The balance sheet at March 31, 2004 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)

FOR THE Six MONTHS ENDED

September 30, 2004 AND September 30, 2003

UNAUDITED

	2004	2003
Net sales	$ 44,382,525	$ 46,712,483
Costs and expenses:
Cost of sales	24,903,439	25,908,117
Selling, administrative and engineering expenses	17,955,218	19,092,016
Research and development expense	420,046	341,001
Restructuring expenses		597,029
Interest expense, net	185,245	259,448
	43,463,948	46,197,611
Income before non-operating income (expense) and income taxes	918,577	514,872
Non-operating expense:
Minority interests	(115,986)	(98,026)
Equity in loss of affiliate	(250,436)	(179,287)
	(366,422)	(277,313)
Income before income tax	552,155	237,559
Provision for income tax	213,000	51,000
Net income	$ 339,155	$ 186,559
Net income per common share:
Basic net income per share	$ 0.07	$ 0.04
Diluted net income per share	$ 0.07	$ 0.04
Average common shares outstanding:
Basic	4,946,774	4,945,212
Diluted	4,954,239	4,965,612
Comprehensive income:
Net income	$ 339,155	$ 186,559
Other comprehensive income (loss)	(185,857)	530,348
Comprehensive income	$ 153,298	$ 716,907

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)

FOR THE THREE MONTHS ENDED

September 30, 2004 AND September 30, 2003

UNAUDITED

	2004	2003
Net sales	$ 22,296,870	$ 23,532,329
Costs and expenses:
Cost of sales	12,544,298	13,229,711
Selling, administrative and engineering expenses	8,931,205	9,706,698
Research and development expense	230,148	172,719
Restructuring expenses		417,029
Interest expense, net	84,707	125,455
	21,790,358	23,651,612
Income before non-operating income (expense) and income taxes	506,512	(119,283)
Non-operating expense:
Minority interests	(63,149)	(45,207)
Equity in loss of affiliate	(122,535)	(97,873)
	(185,684)	(143,080)
Income (loss) before income tax	320,828	(262,363)
Provision (benefit) for income tax	114,000	(126,000)
Net income (loss)	$ 206,828	$ (136,363)
Net income (loss) per common share:
Basic net income (loss) per share	$ 0.04	$ (0.03)
Diluted net income (loss) per share	$ 0.04	$ (0.03)
Average common shares outstanding:
Basic	4,946,774	4,945,212
Diluted	4,949,647	4,945,212
Comprehensive income (loss):
Net income (loss)	$ 206,828	$ (136,363)
Other comprehensive income (loss)	(216,029)	387,996
Comprehensive income (loss)	$ (9,201)	$ 251,633

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE Six MONTHS ENDED

September 30, 2004 AND September 30, 2003

UNAUDITED

	2004	2003

Cash flows from operating activities:
Net income	$ 339,155	$ 186,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,080,531	1,253,395
Amortization of intangible assets	77,088	77,087
Deferred income taxes	141,000	(115,000)
Minority interest in consolidated foreign subsidiary	115,986	98,026
Equity in loss of affiliate	250,436	179,287
Gain of sale of property, plant and equipment	(62,902)
Changes in assets and liabilities:
Accounts receivable	(334,815)	(683,066)
Inventory	(1,913,985)	283,355
Accounts payable	(792,463)	(109,514)
Accrued expenses and liabilities	16,989	29,526
Other changes, net	77,362	166,445
Total adjustments	(1,344,773)	1,179,541
Net cash provided by (used in) operating activities	(1,005,618)	1,366,100
Cash flows from investing activities:
Sale of property, plant and equipment	1,219,153
Purchase of property, plant and equipment	(543,392)	(915,731)
Business investment	(300,000)
Investment in affiliate		(1,300,000)
Net cash provided by (used in) investing activities	375,761	(2,215,731)
Cash flows from financing activities:
Repayment of long-term borrowings	(156,663)	(83,298)
Payment of cash dividends	(692,764)	(692,546)
Net cash used in financing activities	(849,427)	(775,844)
Effect of exchange rate changes on cash	(5,988)	9,173
Net decrease in cash and cash equivalents	(1,485,272)	(1,616,302)
Cash and cash equivalents -- beginning of year	7,747,481	9,866,539
Cash and cash equivalents -- end of year	$ 6,262,209	$ 8,250,237

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

  2 -- INVENTORY

Inventory net of reserves is summarized as follows:

	September 30, 2004	March 31, 2004
Raw materials and purchased parts	$ 7,195,419	$ 6,602,331
Work-in-process	1,205,296	1,175,438
Finished Goods	10,693,218	9,453,230
	$ 19,093,933	$ 17,230,999

  3 -- BUSINESS INVESTMENT

In September 2004, the Company acquired the remaining 20% ownership interest in its majority-owned subsidiary, CPAC Asia Imaging Products Limited (CPAC Asia) for $600,000; $300,000 in cash, and a three-year non-interest bearing promissory note for $300,000 (principal payments of $100,000 annually). The amount paid represents a discount to CPAC Asia's net asset fair market value, and as such, has resulted in a proportionate reduction in the subsidiaries' property, plant and equipment. The Company believes that with undivided ownership, it will be able to better pursue other business investment opportunities in expanding its presence in the Asian marketplace.

The business investment has been reflected in the consolidated balance sheet and statements of cash flows as of, and for, the six months ended September 30, 2004. Beginning in the last month of the third quarter, the Company will recognize 100% of the consolidated earnings of CPAC Asia, as the Company consolidates its foreign subsidiaries on a three-month lag.

  4 -- INVESTMENT IN AFFILIATE

The Company accounts for its 40% ownership interest in TURA AG (TURA) of Düren, West Germany, under the equity method of accounting as prescribed by Accounting Principles Board Opinion No. 18. The Company records its equity in the income or losses of TURA on a three-month lag. The Company has recorded its equity investment on the consolidated balance sheets in "Investment in affiliate" and its share of the TURA earnings and losses as "Equity in loss of affiliate," on the consolidated statements of operations. In addition, the purchase price to acquire the cumulative 40% ownership exceeded the Company's proportionate share of TURA's net assets. A portion of this allocated excess purchase price is also amortized into equity earnings.

The Company met with the investee's primary lending institution in late May to discuss the financial condition of TURA, who had continued to experience significant cash flow difficulties. While TURA was granted an extension until October 31, 2004 on the maturity date of its working capital line of credit, the Company believes that the ability for TURA to meet its normal day-to-day operating expenses appears conditional on obtaining future capital infusions or significant sales volume increases.

While TURA has continued to generate operating losses through the first six months of the current fiscal year (See summarized operating results below), they have reduced expenses and have been able to operate, while exploring various options for improving current financial conditions, including negotiating favorable payment terms with certain key vendors and customers. Their primary lending institution has not canceled their working capital line of credit, despite expiration of its maturity date, and continues to be working with TURA to resolve cash flow needs.

The Company had an option to increase its ownership stake to 51% by October 2004. While this option has now expired, the Company has continued discussions with TURA and its primary lending institution, regarding appropriate actions to protect its investment in TURA in fiscal 2005. The Company believes that the ability for TURA to continue to operate remains uncertain at this time. Recognition of the proportionate share of TURA losses in the second quarter has effectively written down the basis of the Company's investment to zero at September 30, 2004. The Company has no obligation to fund any losses experienced by TURA and will not record its 40% share of TURA's equity earnings until such time as TURA becomes profitable. In the fourth quarter of fiscal 2004, the Company had determined, due to recognition of significant equity losses, that TURA's financial decline was other than temporary and recorded an impairment loss of approximately $2,320,000 or $0.47 a diluted share for the year ended March 31, 2004. This reduced the estimated fair market value of the Company's investment at March 31, 2004 to $250,000. The impairment adjustment also reduced the previously allocated excess purchase price, leaving a value that the Company believed was largely attributable to the supply contracts between the Company and TURA.

For the six months ended September 30, 2004 and the second quarter ended September 30, 2003, the Company recorded its 40% proportionate share of TURA's losses, plus amortization of the excess purchase price allocated to the supply contract. For the first quarter of last fiscal year, the Company recorded its 19% proportionate share of TURA's losses, plus amortization of the allocated excess purchase price.

At September 30, 2003, the proportionate share of the Company's investment in the net assets of TURA, as well as the unamortized value of the allocated excess purchase price, was allocated as follows:

September 30, 2003
CPAC, Inc.'s proportionate share of TURA net assets	$ 685,077
Property, plant and equipment	365,000
Supply contracts	312,500
Goodwill	1,580,490
Net investment	$ 2,943,067

The difference between the original purchase price for the Company's equity interests in TURA and the net investment balance shown above at September 30, 2003 represents the Company's subsequent recognition of its proportionate share of TURA's net loss, amortization of the purchase price, and foreign currency translation adjustments.

Summarized, approximate, unaudited, financial information for TURA for the three and six months ended September 30, 2004 and 2003 is shown below:

	Unaudited For the Three Months Ended		Unaudited For the Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Condensed Statement of Operations:
Net revenue	$ 2,627,000	$ 4,169,000	$ 6,424,000	$ 8,383,000
Cost of sales	1,875,000	3,245,000	4,801,000	6,521,000
Operating expenses	932,000	947,000	1,977,000	2,067,000
Operating loss	(180,000)	(23,000)	(354,000)	(205,000)
Interest expense	81,000	120,000	149,000	176,000
Net loss	$ (261,000)	$ (143,000)	$ (503,000)	$ (381,000)

Condensed Balance Sheet:
Current assets			$ 8,280,000	$ 8,496,000
Non-current assets			4,036,000	4,041,000
			$ 12,316,000	$ 12,537,000

Current liabilities			$ 10,204,000	$ 9,261,000
Non-current liabilities			1,658,000	1,563,000
Shareholders' equity			454,000	1,713,000
			$ 12,316,000	$ 12,537,000

  5 -- IMAGING RESTRUCTURING

During fiscal 2004, the Company shifted its domestic manufacturing of photochemicals from its St. Louis, Missouri, facility to its CPAC Imaging manufacturing facility in Norcross, Georgia. The transfer of the manufacturing fixed assets, as well as retrofitting the Georgia facility to absorb this production, was completed during the fourth quarter of fiscal 2004.

Related to this endeavor, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and accounted for the employee termination costs and other costs associated with the move under its guidelines. The total expenses incurred in this project were approximately $1,275,000. As of September 30, 2004 all termination benefit costs and other move-related costs, accrued at March 31, 2004, were fully paid.

The table below summarizes the total costs accrued and paid under the criteria described in SFAS No. 146:

	Severance Pay and Benefits Reserve	Unaudited Other Associated Costs Reserve	Total
First Quarter Fiscal 2004 Charges	$ 168,000	$ 12,000	$ 180,000
First Quarter Fiscal 2004 Paid	0	0	0
June 30, 2003 Balance	168,000	12,000	180,000
Second Quarter Fiscal 2004 Charges	294,000	123,000	417,000
Second Quarter Fiscal 2004 Paid	(88,000)	(107,000)	(195,000)
September 30, 2003 Balance	374,000	28,000	402,000
Third Quarter Fiscal 2004 Charges	104,000	430,000	534,000
Third Quarter Fiscal 2004 Paid	(226,000)	(424,000)	(650,000)
December 31, 2003 Balance	252,000	34,000	286,000
Fourth Quarter Fiscal 2004 Charges	10,000	134,000	144,000
Fourth Quarter Fiscal 2004 Paid	(128,000)	(161,000)	(289,000)
March 31, 2004 Balance	134,000	7,000	141,000
First Quarter Fiscal 2005 Charges
First Quarter Fiscal 2005 Paid	(100,000)	(7,000)	(107,000)
June 30, 2004 Balance	34,000	0	34,000
Second Quarter Fiscal 2005 Charges
Second Quarter Fiscal 2005 Paid	(34,000)		(34,000)
September 30, 2004 Balance	$ 0	$ 0	$ 0

The Company completed the sale of the St. Louis facility on September 27, 2004 and recorded a gain on the sale of approximately $63,000. The Company continues to lease a 35,000 square foot warehouse space at 8448 Mid-County Industrial Drive, St. Louis, Missouri, with approximately 2.5 years remaining (original lease was for ten years, with a five-year termination clause), requiring monthly rental payments of approximately $14,000. The Company has contracted with a real estate firm to explore the possibility of subleasing the property, and as such, has not accrued any lease impairment or termination costs at September 30, 2004.

  6 -- GUARANTEES

The Company guarantees the following debt and other obligations for some of its subsidiaries under agreements with banks:

            --  A standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company has warranty obligations in connection with sales of its Imaging equipment. The warranty period generally ranges from 6 to 12 months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2004 to September 30, 2004 was as follows (in thousands):

Accrued warranty obligations at March 31, 2004	$ 33
Accrued warranty experience April 1 to September 30, 2004	(3)
April 1 to September 30, 2004 warranty provisions	4
Accrued warranty obligations at September 30, 2004	$ 34

  7 -- STOCK-BASED COMPENSATION

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$ 206,828	$ (136,363)	$ 339,155	$ 186,559
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	20,000	23,000	39,000	39,000
Proforma net income	$ 186,828	$ (159,363)	$ 300,155	$ 147,559
Net income per common share:
Basic -- as reported	$ 0.04	$ (0.03)	$ 0.07	$ 0.04
Basic -- proforma	$ 0.04	$ (0.03)	$ 0.06	$ 0.03
Diluted -- as reported	$ 0.04	$ (0.03)	$ 0.07	$ 0.04
Diluted -- proforma	$ 0.04	$ (0.03)	$ 0.06	$ 0.03

The fair value of these options were estimated at grant date using the Black-Scholes option-pricing model. There have been no charges to income in any of the periods above in connection with these options other than incidental expenses related to options.

  8 -- EARNINGS PER SHARE

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Basic weighted average number of shares outstanding	4,946,774	4,945,212	4,946,774	4,945,212
Effect of dilutive stock options	2,873		7,465	20,400
Dilutive shares outstanding	4,949,647	4,945,212	4,954,239	4,965,612

Unexercised stock options to purchase 779,436 and 834,636 shares of the Company's common stock as of September 30, 2004 and 2003, respectively, were not included in the computations of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2004, are still outstanding at the end of the period. For the three months ended September 30, 2003, unexercised stock options to purchase 1,175,038 shares of the Company's stock were not included in the computation of EPS, because they would be anti-dilutive, due to the net loss incurred by the Company during the three months ended September 30, 2003.

  9 -- COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments.

10 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands Segment and the CPAC Imaging (Imaging) Segment. Information concerning the Company's business Segments' net sales and income before non-operating income (expense) and income taxes for the quarters and six months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net sales to customers:
Fuller Brands	$ 13,644,339	$ 13,645,386	$ 27,617,563	$ 27,997,187
Imaging	8,652,531	9,886,943	16,764,962	18,715,296
Total net sales to customers	$ 22,296,870	$ 23,532,329	$ 44,382,525	$ 46,712,483
Operating income (loss):
Fuller Brands	$ 678,407	$ 315,985	$ 1,513,469	$ 1,287,643
Imaging	(60,868)	(234,671)	(356,376)	(393,603)
	617,539	81,314	1,157,093	894,040
Corporate expense	(26,320)	(75,142)	(53,271)	(119,720)
Interest expense, net	(84,707)	(125,455)	(185,245)	(259,448)
Income before non-operating expense and income taxes	$ 506,512	$ (119,283)	$ 918,577	$ 514,872

Sales between Segments are not material.

Information concerning the identifiable assets of the Company's business Segments at September 30, 2004 and March 31, 2004 are as follows:

	September 30, 2004	March 31, 2004
Identifiable assets:
Fuller Brands	$ 30,703,766	$ 29,337,358
Imaging	25,109,793	25,267,273
Total identifiable assets of the segment	55,813,559	54,604,631
Corporate short-term investments	814,439	3,771,295
Deferred income tax assets	3,931,481	4,102,481
Other corporate assets	2,997,232	2,947,583
Total consolidated assets	$ 63,556,711	$ 65,425,990

11 -- RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," was issued. The Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first reporting period beginning after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption did not have an impact on the Company's reported results of operations and financial position.

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." This statement requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows, as well as the net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The statement is effective for financial statements with fiscal years ending after December 15, 2003, with disclosure of information about foreign plans effective for fiscal years ending after June 15, 2004. The Company does not provide a defined benefit pension plan, nor any defined benefit postretirement plan; the impact of this pronouncement is expected to be minimal. Disclosures concerning the Company's defined contribution plans in its foreign operating units will be made for the fiscal year ending March 31, 2005.

12 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

13 -- RECLASSIFICATION

Certain March 31, 2004 financial statement and related footnote amounts have been reclassified to conform to the September 30, 2004 presentation.

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

The Company's financial results for the quarter and six months ended September 30, 2004 include income after tax of $0.01 per diluted share, resulting from the sale of its former imaging manufacturing site in St. Louis, Missouri.

The Company's financial results for the quarter and six months ended September 30, 2003 include an after tax charge of $0.05 and $0.07 per diluted share, respectively, for the Imaging Restructuring initiative (See Note 5 to the Consolidated Financial Statements).

Net Sales

The Company's net sales decreased 5.3% and 5.0% for the three and six months ended September 30, 2004, respectively, as compared to the same periods last year (decreased 6.3% and 6.4%, excluding the impact of foreign currency exchange).

For the Fuller Brands Segment, net sales for the three and six months ended September 30, 2004 were flat, as compared to the same periods in fiscal 2004, as a strong performance from Fuller Brush (Fuller) offset continued declines in Stanley Home Products (Stanley) and Cleaning Technologies Group's (CTG) net sales. Fuller's net sales increased 15.6% and 14.3% for the three and six months ended September 30, 2004, as compared to the same periods last year, primarily from increases in its QVC home shopping business, as well as sales resulting from its new retail initiatives.

Stanley's net sales declined 9.8% and 10.1% for the quarter and six months ended September 30, 2004, as compared to the same periods last year. Since April 2004, the Company has been in the process of implementing a new direct sales strategy that involves fundamental changes to key areas of the business such as its compensation plan, product focus, and recruiting methods to attract new independent representatives. Given the magnitude of change required, however, improvements are expected to be gradual.

CTG's net sales for the quarter and six months ended September 30, 2004 declined 12.9%, respectively, compared to the same quarter and six months last year. Distributor sales to school districts were down due to state and local economic conditions. The Kmart business is decreasing due to the continued closing of Kmart locations. In addition, CTG's national accounts business is facing increased competition. The Company is targeting additional classes of trade and finding success in several non-school related accounts, although not yet at a rate sufficient to balance the losses referred to above. In addition to this diversification program, a program will launch in Q3 to aggressively recruit new distribution partners in select areas of the country where growth opportunities exist, offering nonexclusive territory rights to drive incremental sales.

In the Imaging Segment, net sales decreased 12.5% and 10.4% for the three and six months ended September 30, 2004, respectively, as compared to the same periods in fiscal 2004 (decreased 15.0% and 13.9%, excluding the impact of foreign currency exchange). The Segment continues to be impacted by the shift from traditional imaging to digital products, particularly in the domestic marketplace. The Company's US medical imaging and photo imaging businesses experienced declines ranging from 13.4% to 19.4%, for the respective quarter and six months as compared to the same periods last year. The Imaging restructuring plan initiated in fiscal 2004 was intended to reduce costs and improve efficiencies for the US manufacturing operations. The total positive impact of the restructuring has been partially offset by the decline in sales, but nonetheless has reduced costs in critical areas.

Excluding the impacts of foreign currency exchange, the Company's European operations reported sales declines for the quarter and six month period. These were partially offset by significant sales increases in CPAC's South African subsidiary from its continued penetration into the medical x-ray chemical market. CPAC's Asian operation also posted sales gains in the second quarter (See Foreign Operations discussions for international operations' results).

The global Imaging segment is focused on improving its overall operating efficiencies, and building its position to become a competitive outsource private label imaging chemical supplier to major industry players as they invest resources in digital technology. In addition, CPAC Imaging is adding outsourced digital products to its portfolio to help distributors and customers bridge digital technologies.

Gross Margins

Consolidated gross margins, exclusive of the Imaging restructuring charges in fiscal 2004, were 43.7% for the quarter ended September 30, 2004, as compared to 43.0% for the year ended March 31, 2004 and 43.8% for the quarter ended September 30, 2003, respectively.

Gross margins in the Fuller Brands Segment were 49.5% for the quarter ended September 30, 2004, as compared to 48.5% for the year ended March 31, 2004 and 48.6% for the quarter ended September 30, 2003, respectively. Increases in gross margins resulted from increased home shopping network and retail sales, which tend to have higher gross margins and higher selling and administrative costs to support it. The Company believes that increasing sales, as a result of its retail initiative, may aid in increasing production throughput and improving product margins in future periods.

Gross margins in the Imaging Segment, exclusive of the restructuring charges in fiscal 2004, were 34.6% for the quarter ended September 30, 2004 as compared to 35.6% for the year ended March 31, 2004 and 37.1% for the quarter ended September 30, 2003, respectively. The decrease in gross margins in fiscal 2005 versus fiscal 2004 reflect the continued pressures on pricing, due to the declining worldwide photographic and medical imaging markets, coupled with lower volumes of production. In addition, manufacturing efficiencies at the Imaging Segment's Norcross facility, as a result of the 2004 Imaging Restructuring Plan, have not been fully realized at this time.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs for the quarter ended September 30, 2004, exclusive of the Imaging restructuring charges, were 40.1% of net sales, versus 41.1% and 41.2% for the year ended March 31, 2004 and the quarter ended September 30, 2003, respectively.

For the Fuller Brands Segment, selling, administrative, and engineering expenses for the quarter ended September 30, 2004 were 43.6% of net sales, as compared to 45.3% and 45.3% for the year ended March 31, 2004 and the quarter ended September 30, 2003, respectively. The decrease in the percentage in fiscal 2005, versus the previous year's second quarter, reflects higher non-recurring expenses in last year's three month period, including severance and management recruiting costs, and costs incurred to revise existing packaging prior to Fuller's entry into the retail marketplace.

In the Imaging Segment, selling, administrative, and engineering costs for the quarter ended September 30, 2004, exclusive of the Imaging restructuring charges, were 34.2% of net sales versus 35.2% and 34.9% for the year ended March 31, 2004 and the quarter ended September 30, 2003, respectively. The decrease, as a percentage of sales in fiscal 2005 versus fiscal 2004, reflects cost containment efforts in most domestic Imaging operations, as a result of reduced revenues, offset by the Segment's European operations where revenue declines have exceeded expense reductions. While the domestic Imaging Restructuring plan completed in 2004 has helped to eliminate duplicate costs in the domestic Imaging operations, fixed cost reductions in its European operations may be necessary, if sales declines continue.

Research and Development Expenses

Research and development expenses, as a percentage of sales, increased to 1.0% of net sales for the quarter ended September 30, 2004, as compared to 0.8% of net sales for the year ended March 31, 2004 and 0.7% for the same quarter last year. This was largely a result of temporary increases in employee expenses at the Imaging Segment's research and development facilities in Norcross, Georgia. The level of expense reflects the Company's emphasis of focusing on improving existing products or developing complementary products, based on customer needs.

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

Net Interest Expense

Net interest expense (interest expense less interest income) decreased 32.5% and 28.6% for the quarter and six months ended September 30, 2004, as compared to the quarter and six months ended September 30, 2003. Lower debt levels at CPAC Europe and CPAC Asia contributed to lower interest expense, offsetting slightly lower interest income, due to reduced consolidated cash in fiscal 2005.

Income Taxes

The Company's effective tax rate was 35.5% for the quarter ended September 30, 2004, as compared to a (12.3)% net tax benefit for the year ended March 31, 2004, as compared to a (48.0)% net tax benefit for the three months ended September 30, 2003. The net tax benefits at March 31, 2004 and September 30, 2003 arose primarily as a result of the refundable state and federal taxes from combined domestic losses, primarily due to the Imaging Restructuring expenses recognized during fiscal 2004. For fiscal 2005, the effective rate has been impacted by limitations on recognition of state tax net operating loss carryforwards from three of the Company's domestic subsidiaries, as well as limited foreign tax benefits due to CPAC Italia's net operating loss. The Company's effective tax rate is subject to material impact based on the earnings of CPAC Asia, which continues to operate under a seven-year tax holiday. The Company anticipates continued income from CPAC Asia, which in conjunction with reductions in losses in other Imaging operations, should allow the effective rate to continue to be below 40%, absent any unusual restructuring or impairment charge related to any of the Company's operations.

The Company has recorded gross deferred tax assets of approximately $4,299,000 at September 30, 2004, as compared to approximately $4,470,000 at March 31, 2004, with no valuation reserve. Included in these amounts are approximately $368,000 representing tax-effected foreign net operating loss carryforwards from the Company's South African subsidiary. Realization of both the domestic and foreign net deferred tax assets is dependent upon profitable operations in the United States and the specific foreign jurisdictions during future years. The Company believes that although realization for both is not assured, it is more likely than not that such assets will be realized, following the criteria specified in SFAS No. 109, "Accounting for Income Taxes." Should the Company experience a significant, future, unanticipated impairment or restructuring charge, it is possible that it could be required to record a valuation allowance on a portion or all of the deferred tax assets.

On October 22, 2004, the "American Jobs Creation Act of 2004" (the "Act") was signed into law. Key provisions of the Act include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction, and international tax reforms designed to improve the global competitiveness of U.S. businesses. The Company is still evaluating the impact of the Act, and accordingly, has not yet determined its impact on the Company's consolidated effective tax rate and deferred tax assets and liabilities. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company will reflect the effects of the Act, if any, in subsequent periods as part of its consolidated income tax provision.

Net Income

The Company's net income increased $152,596 or 82%, as compared to the six months ended September 30, 2003. Increased earnings in the Fuller Brands Segment in fiscal 2005, coupled with restructuring expenses incurred in the Imaging Segment in fiscal 2004, contributed to the net increase.

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

Combined net sales for the Company's operations in Thailand, South Africa, Belgium, and Italy for the three and six months ended in the second quarter of fiscal 2005, as compared to the same periods of the second quarter of fiscal 2004, decreased approximately $385,000 (9.8%) and $215,000 (3.1%) (or decreased approximately $616,000 (15.7%) and $860,000 (12.4%), excluding the impact of currency exchange), respectively. For the three and six months ended of the second quarter of fiscal 2005 CPAC Europe and Italia net sales combined decreased 24.3% and 15.6% (decreased 28.6% and 23.6%, after removing currency impact), respectively. CPAC Asia's sales increased 5.3% and 1.2% (increased 0.4% and decreased 5.4%, after removing currency impact), respectively, for the three and six months ended of the second quarter ended September 30, 2004. CPAC Africa displayed strong growth, as net sales increased approximately 61.9% and 89.0% (38.0% and 55.1%, after removing currency impact), respectively, for the three and six months of the second quarter ended September 30, 2004.

Combined pretax profits for the second quarter of fiscal 2005, prior to minority interests and equity in losses of TURA, were flat as compared to the previous year's quarter (decreased $25,000 (6.4%), excluding impact of currency exchange). For the six months ending September 30, 2004, combined pretax profits decreased $213,000, as compared to the comparable period last year (decreased $252,000 (35%), excluding the impact of currency exchange). CPAC Europe and Italia's pretax profits combined decreased approximately $89,000 and $310,000 (approximately $96,000 and $298,000, excluding impact of currency exchange), respectively. CPAC Africa's fiscal 2005 pretax income increased approximately $58,000 and $71,000 (approximately $47,000 and $52,000, after removing currency impact), respectively, while CPAC Asia's profits increased approximately $32,000 and $26,000 (increased approximately $21,000 and decreased $6,000, after removing currency impact), respectively, over fiscal 2004.

As disclosed in Note 4 to the Consolidated Financial Statements, the Company accounts for its 40% investment in TURA under the equity method of accounting. Equity in losses of affiliate for the quarter ended September 30, 2004 and 2003 includes 40% of the proportionate share of TURA's net losses, plus amortization of the excess purchase price related to the Company's investment. For the six months ended September 30, 2003 as compared to 2004, the Company recorded 19% of TURA's losses in the first three months, as compared to 40% for the full six months ended September 30, 2004, plus amortization of the excess purchase price, due to their ownership interest at the time.

As described previously, the Company met with the investee's primary lending institution in late May to discuss the financial condition of TURA, who had continued to experience significant cash flow difficulties. While TURA was granted an extension until October 31, 2004 on the maturity date of its working capital line of credit, the Company believes that the ability for TURA to meet its normal day-to-day operating expenses appears conditional on obtaining future capital infusions or significant sales volume increases.

While TURA has continued to generate operating losses through the first six months of the current fiscal year, they have reduced expenses and have been able to operate, while exploring various options for improving current financial conditions, including negotiating favorable payment terms with certain key vendors and customers. Their primary lending institution has not canceled their working capital line of credit, despite expiration of its maturity date, and continues to be working with TURA to resolve cash flow needs.

The Company had an option to increase its ownership stake to 51% by October 2004. While this option has now expired, the Company has continued discussions with TURA and its primary lending institution, regarding appropriate actions to protect its investment in TURA in fiscal 2005. The Company believes that the ability for TURA to continue to operate remains uncertain at this time. Recognition of the proportionate share of TURA losses in the second quarter has written down the basis of the Company's investment to zero at September 30, 2004. The Company has no obligation to fund any losses experienced by TURA and will not record its 40% share of TURA's equity earnings until such time as TURA becomes profitable.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At September 30, 2004, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

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

Related to this endeavor, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and accounted for the employee termination costs and other costs associated with the move under its guidelines. The total expenses incurred in this project were approximately $1,275,000. As of September 30, 2004, all termination benefit costs and other move-related costs, accrued at March 31, 2004, were fully paid.

The table below summarizes the total costs accrued and paid under the criteria described in SFAS No. 146:

	Severance Pay and Benefits Reserve	Unaudited Other Associated Costs Reserve	Total
First Quarter Fiscal 2004 Charges	$ 168,000	$ 12,000	$ 180,000
First Quarter Fiscal 2004 Paid	0	0	0
June 30, 2003 Balance	168,000	12,000	180,000
Second Quarter Fiscal 2004 Charges	294,000	123,000	417,000
Second Quarter Fiscal 2004 Paid	(88,000)	(107,000)	(195,000)
September 30, 2003 Balance	374,000	28,000	402,000
Third Quarter Fiscal 2004 Charges	104,000	430,000	534,000
Third Quarter Fiscal 2004 Paid	(226,000)	(424,000)	(650,000)
December 31, 2003 Balance	252,000	34,000	286,000
Fourth Quarter Fiscal 2004 Charges	10,000	134,000	144,000
Fourth Quarter Fiscal 2004 Paid	(128,000)	(161,000)	(289,000)
March 31, 2004 Balance	134,000	7,000	141,000
First Quarter Fiscal 2005 Charges
First Quarter Fiscal 2005 Paid	(100,000)	(7,000)	(107,000)
June 30, 2004 Balance	34,000	0	34,000
Second Quarter Fiscal 2005 Charges
Second Quarter Fiscal 2005 Paid	(34,000)		(34,000)
September 30, 2004 Balance	$ 0	$ 0	$ 0

The Company completed the sale of the St. Louis facility on September 27, 2004 and recorded a gain on the sale of approximately $63,000. The Company continues to lease a 35,000 square foot warehouse space at 8448 Mid-County Industrial Drive, St. Louis, Missouri, with approximately 2.5 years remaining (original lease was for ten years, with a five-year termination clause), requiring monthly rental payments of approximately $14,000. The Company has contracted with a real estate firm to explore the possibility of subleasing the property, and as such, has not accrued any lease impairment or termination costs at September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Six Months Ended September 30,
	2004	2003
Cash provided by (used in):
Operating activities	$ (1,006)	$ 1,366
Investing activities	376	(2,215)
Financing activities	(849)	(776)
Currency impact on cash	(6)	9
Net decrease in cash and cash equivalents	$ (1,485)	$ (1,616)

Net cash provided by (used in) operating activities

Consolidated net cash provided by operating activities decreased for the six months ended September 30, 2004, as compared to the six months ended September 30, 2003, largely due to an increase in inventory. The largest increase in inventory was attributable to Fuller, which is increasing levels as a result of its retail initiative.

Net cash provided by (used in) investing activities

Consolidated net cash from investing activities of $375,761 was provided for the six months ended September 30, 2004, as compared to $2,215,731 used for the six months ended September 30, 2003. This change was primarily the result of the sale of the Trebla manufacturing facility in St. Louis that occurred in September 2004 providing cash, versus the investment in TURA and capital expenditures related to the expansion of the Norcross manufacturing facility to absorb the relocated color photochemical production from St. Louis that used cash during the six months ended September 30, 2003.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities increased in the second quarter of 2005 over 2004, due to increased debt repayments.

The following table presents working capital information at September 30, 2004, March 31, 2004, and September 30, 2003:

	September 30, 2004	March 31, 2004	September 30, 2003
Working capital (in thousands)	$ 31,425	$ 30,068	$ 31,591
Working capital ratio	4.47 to 1	4.06 to 1	4.23 to 1
Receivable days outstanding	48.2 days	47.3 days	47.4 days
Annual inventory turns	2.7 times	2.9 times	3.0 times

The Company finalized an amendment to its line of credit agreement (Agreement) with Bank of America, N.A. (BOA) on September 27, 2004. The amendment extended the Agreement, with the line maturing on October 31, 2005. The Agreement includes a maximum borrowing capability of $5,000,000 with interest at the 30-day LIBOR rate plus 1.25% to 2.00% based on funded debt to EBITDA parameters. It also requires the Company to meet various quarterly and annual debt covenants, including minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions. At September 30, 2004, the Company was in compliance with its various loan covenants. The Company had previously extended its $6.2 million letter of credit facility, which collateralizes the Fuller Brands' Industrial Revenue Bonds to October 31, 2005, and as such, has continued to classify the Bonds as long-term at September 30, 2004.

In addition, the Company's Asian subsidiary, CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $489,000 based on the second quarter conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 7.75% at September 30, 2004. CPAC Asia Imaging Products Limited had no outstanding borrowings against the line of credit at the end of its second quarter.

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

The Company continues to follow the critical accounting policies and estimates as disclosed in the Company's March 31, 2004 Annual Report to Shareholders in preparing the interim financial statements for the three and six months ended September 30, 2004. Management's assumptions and judgements have not changed significantly from that previously disclosed.

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

c.	the level of competition and consolidation within the commercial cleaning supply industry;
d.	the success of Fuller Brands entry into the retail marketplace;
e.	the effect of changes in the distribution channels for Fuller Brands;

f.	the ability to increase volume through the Great Bend manufacturing plant to absorb fixed overhead;
g.	the success of Stanley Home Products' new direct sales strategy that involves changes to its compensation plan, product focus, and recruiting methods to attract new independent representatives;
h.	the level of demand for the Company's Imaging products and the impact of digital imaging;
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
k.

changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, or the American Institute of Certified Public Accountants, which may require adjustments to financial statements.

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

Item 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have informed the Board of Directors that, based upon their evaluations of the Company's disclosure controls and procedures as of the end of the period covered by its quarterly report (Form 10-Q), such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Management, with the participation of the Company's chief executive officer and chief financial officer, has concluded that there were no changes in the Company's internal control over financial reporting that occurred during the Company's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings. None
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None
Item 3.	Defaults Upon Senior Securities. None
Item 4.	Submission of Matters to a Vote of Security Holders.
The Annual Meeting of the Shareholders of the Registrant was held on August 11, 2004; and our shareholders voted on the following proposals:
1. Elect Directors of the Registrant to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified, with votes cast as follows:

Name
Thomas N. Hendrickson . . . . . . . . . . . . . .
Robert Oppenheimer . . . . . . . . . . . . . . . . .
Thomas J. Weldgen . . . . . . . . . . . . . . . . . .
Jerold L. Zimmerman, Ph.D.  . . . . . . . . . .
Stephen J. Carl, Esq. . . . . . . . . . . . . . . . . .
José J. Coronas. . . . . . . . . . . . . . . . . . . . . .

			Votes For 3,712,733 3,711,908 3,712,233 3,864,087 3,864,087 3,872,424	Votes Against 668,442 669,267 668,942 517,088 517,088 508,751

2.  Ratify the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm of the Registrant for the fiscal year ending March 31, 2005, with votes cast as follows:

	For 4,359,605	Against 18,340	Abstain 3,230
3. Approve the adoption by the Board of Directors of the 2004 Executive Long Term Stock Investment Plan and the reservation of 350,000 common shares thereunder, with votes cast as follows:
	For 2,038,018*	Against 1,121,569	Abstain 7,766
4. Approve the grant of an option to a new director, José J. Coronas, to purchase 15,000 shares of CPAC's $.01 par value common stock, with votes cast as follows:
	For 2,089,284*	Against 1,062,082	Abstain 15,987

*The number of shares voted "FOR" each of these proposals, while a plurality of the total outstanding shares of the Company on the record date, did not represent a majority of such shares; and thus, in accordance with the then existing by-law provisions, neither of these proposals received a majority of the outstanding shares eligible to vote, and therefore, neither proposal passed.

Item 5.	Other Information. None
Item 6.	Exhibits.

Exhibits as required by Item 601 of Regulation S-K, as applicable, are attached to this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signatures page, and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

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

(3) (ii) By-laws
	3.2	By-laws, as amended, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1998
	3.3	By-laws as amended by the Board of Directors, effective October 12, 2004

(4) Instruments defining the rights of security holders, including indentures
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, filed as Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1998, and further amended by Agreement dated April 27, 2000 filed as Exhibit 4.1 to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, filed as Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, filed as Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2004

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

CPAC, INC.
(Registrant)

Date November 12, 2004	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date November 12, 2004	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date November 12, 2004	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation, By-laws
3.1

Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996, and further amended by Certificate of Amendment dated August 19, 1999, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1999

N/A
3.	(ii) By-laws
3.2		By-laws, as amended, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1998	N/A
3.3		By-laws as amended by the Board of Directors, effective October 12, 2004	24
4.	Instruments defining the rights of security holders, including indentures
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended by Exhibits 99.1 to 99.3 filed as Exhibits to the Form 10-Q for the quarter ended December 31, 1994, and amended by Letter of extension and increase dated October 29, 1996, filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, filed as Exhibit 4.1 to Form 10-Q for the quarter ended December 31, 1996, and further amended by Agreement dated September 12, 1997 filed as Exhibit 99.1 to Form 10-Q for the quarter ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, filed as Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1998, and further amended by Agreement dated April 27, 2000 filed as Exhibit 4.1 to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, filed as Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, filed as Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2004

41
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

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	50
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	51
32.	Section 1350 Certifications		52