Form 10-Q
period 2004-12-31
CPAC INC
filed 2005-02-11
CIK 351717

OMB APPROVAL
OMB Number: 3235-0070
Expires: December 31, 2006
Estimated average burden hours per response: 144.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes [    ]      No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at December 31, 2004
Common Stock, $.01 par value	4,946,774

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
960,911

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets - December 31, 2004 (Unaudited), and March 31, 2004	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- For the Nine Months Ended December 31, 2004 and 2003 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- For the Three Months Ended December 31, 2004 and 2003 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- For the Nine Months Ended December 31, 2004 and 2003 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4.	Controls and Procedures.	18
	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3.	Defaults Upon Senior Securities.	19
Item 4.	Submission of Matters to a Vote of Security Holders.	19
Item 5.	Other Information.	19
Item 6.	Exhibits.	19
	SIGNATURES PAGE	20
	EXHIBIT INDEX	21

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2004 (Unaudited)	March 31, 2004 (Note)
Current assets:
Cash and cash equivalents	$ 7,157,466	$ 7,747,481
Accounts receivable (net of allowance for doubtful accounts of $1,737,000 and $1,542,000, respectively)	9,952,977	11,532,459
Inventory, net	18,775,949	17,230,999
Prepaid expenses and other current assets	2,913,646	2,271,978
Deferred tax assets, current	1,103,790	1,124,790
Total current assets	39,903,828	39,907,707
Property, plant and equipment, net	15,224,921	16,269,021
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,491,000 and $1,384,000, respectively)	809,981	930,681
Deferred tax assets, long-term	3,138,518	3,345,518
Investment in affiliate		250,000
Other assets	3,461,638	3,311,484
Assets held for sale		1,219,153
	$ 62,731,312	$ 65,425,990
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 240,924	$ 210,174
Accounts payable	4,327,952	5,551,570
Accrued payroll and related expenses	1,665,264	1,692,167
Other accrued expenses and liabilities	2,061,217	2,385,488
Total current liabilities	8,295,357	9,839,399
Long-term debt, net of current portion	6,846,393	6,771,471
Deferred tax liabilities, long-term	867,304	693,304
Other long-term liabilities	4,286,155	4,204,323
Minority interests	207,459	830,328
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares	50,321	50,321
Additional paid-in capital	9,613,906	9,613,906
Retained earnings	32,616,677	33,374,205
Accumulated other comprehensive income	537,928	638,921
	42,818,832	43,677,353
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	42,228,644	43,087,165
	$ 62,731,312	$ 65,425,990

Note: The balance sheet at March 31, 2004 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)
FOR THE NINE MONTHS ENDED dECEMBER 31, 2004 AND 2003
UNAUDITED

	2004	2003
Net sales	$ 64,767,884	$ 67,221,255
Costs and expenses:
Cost of sales	36,625,854	37,752,589
Selling, administrative and engineering expenses	26,515,550	27,978,498
Research and development expense	664,922	519,345
Restructuring expenses		1,130,997
Interest expense, net	297,095	387,605
	64,103,421	67,769,034
Income (loss) before non-operating income (expense) and income taxes	664,463	(547,779)
Non-operating expense:
Minority interests	(163,409)	(132,919)
Equity in loss of affiliate	(250,436)	(233,931)
	(413,845)	(366,850)
Income (loss) before income tax	250,618	(914,629)
Provision (benefit) for income tax	(31,000)	(279,000)
Net income (loss)	$ 281,618	$ (635,629)
Net income (loss) per common share:
Basic net income (loss) per share	$ 0.06	$ (0.13)
Diluted net income (loss) per share	$ 0.06	$ (0.13)
Average common shares outstanding:
Basic	4,946,774	4,945,365
Diluted	4,951,798	4,945,365
Comprehensive income:
Net income (loss)	$ 281,618	$ (635,629)
Other comprehensive income (loss)	(100,993)	815,270
Comprehensive income	$ 180,625	$ 179,641

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)
FOR THE THREE MONTHS ENDED dECEMBER 31, 2004 AND 2003
UNAUDITED

	2004	2003
Net sales	$ 20,385,359	$ 20,508,772
Costs and expenses:
Cost of sales	11,722,415	11,844,472
Selling, administrative and engineering expenses	8,560,332	8,886,482
Research and development expense	244,876	178,344
Restructuring expenses		533,968
Interest expense, net	111,850	128,157
	20,639,473	21,571,423
Loss before non-operating income (expense) and income taxes	(254,114)	(1,062,651)
Non-operating expense:
Minority interests	(47,423)	(34,893)
Equity in loss of affiliate		(54,644)
	(47,423)	(89,537)
Loss before income tax	(301,537)	(1,152,188)
Provision (benefit) for income tax	(244,000)	(330,000)
Net loss	$ (57,537)	$ (822,188)
Net loss per common share:
Basic net loss per share	$ (0.01)	$ (0.17)
Diluted net loss per share	$ (0.01)	$ (0.17)
Average common shares outstanding:
Basic	4,946,774	4,945,670
Diluted	4,946,774	4,945,670
Comprehensive income (loss):
Net loss	$ (57,537)	$ (822,188)
Other comprehensive income	84,864	276,693
Comprehensive income (loss)	$ 27,327	$ (545,495)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
UNAUDITED

	2004	2003
Cash flows from operating activities:
Net income (loss)	$ 281,618	$ (635,629)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,647,514	1,861,700
Amortization of intangible assets	115,635	115,642
Deferred income taxes	158,000	(92,000)
Minority interest in consolidated foreign subsidiaries	163,409	132,919
Equity in loss of affiliate	250,436	233,931
Gain of sale of property, plant and equipment	(62,902)
Changes in assets and liabilities:
Accounts receivable	1,563,053	1,952,777
Inventory	(1,575,943)	855,991
Accounts payable	(1,230,762)	(320,605)
Accrued expenses and liabilities	(357,325)	(83,341)
Other changes, net	(413,467)	64,246
Total adjustments	257,648	4,721,260
Net cash provided by operating activities	539,266	4,085,631
Cash flows from investing activities:
Sale of property, plant and equipment	1,219,153
Purchase of property, plant and equipment	(842,499)	(2,327,612)
Business investment	(300,000)
Investment in affiliate		(1,300,000)
Net cash provided by (used in) investing activities	76,654	(3,627,612)
Cash flows from financing activities:
Common stock issuance		7,938
Repayment of long-term borrowings	(161,434)	(721,463)
Payment of cash dividends	(1,039,146)	(1,038,819)
Net cash used in financing activities	(1,200,580)	(1,752,344)
Effect of exchange rate changes on cash	(5,355)	19,087
Net decrease in cash and cash equivalents	(590,015)	(1,275,238)
Cash and cash equivalents -- beginning of period	7,747,481	9,866,539
Cash and cash equivalents -- end of period	$ 7,157,466	$ 8,591,301

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

  2 -- INVENTORY

Inventory net of reserves is summarized as follows:

	December 31, 2004	March 31, 2004
Raw materials and purchased parts	$ 6,974,736	$ 6,602,331
Work-in-process	1,047,941	1,175,438
Finished Goods	10,753,272	9,453,230
	$ 18,775,949	$ 17,230,999

  3 -- BUSINESS INVESTMENT

In September 2004, the Company acquired the remaining 20% ownership interest in its majority-owned subsidiary, CPAC Asia Imaging Products Limited (CPAC Asia) for $600,000; $300,000 in cash, and a three-year non-interest bearing promissory note for $300,000 (principal payments of $100,000 annually). The amount paid represents a discount to CPAC Asia's net asset fair market value, and as such, has resulted in a proportionate reduction in the subsidiaries' property, plant and equipment. The Company believes that with undivided ownership, it will be able to pursue its expansion in the Asian marketplace.

The acquisition has been accounted for in the consolidated financial statements as of, and for, the quarter and nine months ended December 31, 2004. As of the date of the acquisition, the Company will recognize 100% of the operating results of CPAC Asia in its consolidated statement of operations.

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

As disclosed previously, the Company's recognition of the 40% share of the losses of TURA during the first six months of fiscal 2005, effectively reduced the basis of its investment to zero. The Company has no obligation to fund any losses experienced by TURA and will not record its 40% share of TURA's equity earnings in future periods, until such time as TURA becomes profitable.

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

In January 2005, TURA has restructured and reduced its workforce in Germany, including replacing its former president and terminating sales and financial management in an effort to reduce operating losses and improve cash flows.

The Company has not received full financial statements from TURA, since its second quarter, and does not believe TURA has returned to profitability at this time. Because of the continued uncertainty and lack of information with regards to TURA's day-to-day operations, the Company's representative resigned his position on TURA's supervisory board in December 2004.

During the first six months of fiscal 2005, and in the second and third quarters of fiscal 2004, the Company recorded its 40% proportionate share of TURA's losses, plus amortization of the excess purchase price allocated to the supply contract. For the first quarter of fiscal 2004, the Company recorded its 19% proportionate share of TURA's losses, plus amortization of the allocated excess purchase price.

At December 31, 2003, the proportionate share of the Company's investment in the net assets of TURA, as well as the unamortized value of the allocated excess purchase price, was allocated as follows:

December 31, 2003
CPAC, Inc.'s proportionate share of TURA net assets	$ 681,911
Property, plant and equipment	355,000
Supply contracts	281,250
Goodwill	1,580,490
Net investment	$ 2,898,651

The difference between the original purchase price for the Company's equity interests in TURA and the net investment balance shown above at December 31, 2003 represents the Company's subsequent recognition of its proportionate share of TURA's net loss, amortization of the purchase price, and foreign currency translation adjustments.

Summarized, approximate, unaudited, financial information for TURA for the three and nine months ended December 31, 2003 is shown below:

	Unaudited For the Three Months Ended	Unaudited For the Nine Months Ended
	December 31, 2003	December 31, 2003
Condensed Statement of Operations:
Net revenue	$ 4,958,000	$ 13,341,000
Cost of sales	3,848,000	10,369,000
Operating expenses	1,034,000	3,101,000
Operating loss	76,000	(129,000)
Interest expense	108,000	284,000
Net loss	$ (32,000)	$ (413,000)

Condensed Balance Sheet:
Current assets		$ 8,348,000
Non-current assets		4,050,000
		$ 12,398,000

Current liabilities		$ 9,112,000
Non-current liabilities		1,581,000
Shareholders' equity		1,705,000
		$ 12,398,000

  5 -- GOODWILL AND INTANGIBLE ASSETS

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets," which requires an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. At December 31, 2004 and March 31, 2004, all of the recorded goodwill pertained to the Imaging Segment and amounted to $192,426, respectively.

At December 31, 2004, other intangible assets consisted primarily of a contractual license agreement allowing the

Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The original cost pertaining to this intangible at December 31, 2004 and March 31, 2004 was $2,250,000, while accumulated amortization at December 31, 2004 and March 31, 2004 were $1,462,500 and $1,350,000, respectively. Annual amortization of the license is $150,000, which will continue until expiration date. Other amortizable, intangible assets and their related amortization expense are not material.

  6 -- IMAGING RESTRUCTURING

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

The Company completed the sale of the St. Louis facility on September 27, 2004 and recorded a gain on the sale of approximately $63,000. The Company continues to lease 35,000 square feet of warehouse space in St. Louis, Missouri, under an obligation requiring monthly rental payments of approximately $14,000. The lease term contains an option, which after twelve months notification, would allow the Company to effectively terminate the lease in three years. Alternatives being explored at this time include utilizing the space as a central distribution point for both the Fuller Brands and CPAC Imaging Segments, subleasing a portion or all of the space to third parties, or negotiating a potential lease buy-out with the present landlord. The Company expects to finalize its plans with the leased facility in the next three to six months, and as such, has not recorded a lease impairment or termination expense at December 31, 2004.

  7 -- GUARANTEES

The Company guarantees the following debt and other obligations for some of its subsidiaries under agreements with banks:

            --  A standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company has warranty obligations in connection with sales of its Imaging equipment. The warranty period generally ranges from 6 to 12 months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2004 to December 31, 2004 was as follows (in thousands):

Accrued warranty obligations at March 31, 2004	$ 33
Accrued warranty experience April 1 to December 31, 2004	(5)
April 1 to December 31, 2004 warranty provisions	2
Accrued warranty obligations at December 31, 2004	$ 30

  8 -- STOCK-BASED COMPENSATION

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss) as reported	$ (57,537)	$ (822,188)	$ 281,618	$ (635,629)
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	20,000	33,000	59,000	72,000
Proforma net income (loss)	$ (77,537)	$ (855,188)	$ 222,618	$ (707,629)
Net income (loss) per common share:
Basic -- as reported	$ (0.01)	$ (0.17)	$ 0.06	$ (0.13)
Basic -- proforma	$ (0.02)	$ (0.17)	$ 0.05	$ (0.14)
Diluted -- as reported	$ (0.01)	$ (0.17)	$ 0.06	$ (0.13)
Diluted -- proforma	$ (0.02)	$ (0.17)	$ 0.05	$ (0.14)

The fair value of these options was estimated at grant date using the Black-Scholes option-pricing model. There have been no charges to income in any of the periods above in connection with these options other than incidental expenses related to options.

  9 -- EARNINGS PER SHARE

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Basic weighted average number of shares outstanding	4,946,774	4,945,670	4,946,774	4,945,365
Effect of dilutive stock options			5,024
Dilutive shares outstanding	4,946,774	4,945,670	4,951,798	4,945,365

Unexercised stock options to purchase 955,911 and 790,936 shares of the Company's common stock as of December 31, 2004 and 2003, respectively, were not included in the computations of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2004, are still outstanding at the end of the period. For the three months ended December 31, 2004, and the three and nine months ended December 31, 2003, unexercised stock options to purchase 960,911 and 1,114,936 shares of the Company's stock were not included in the computation of EPS, because they would be anti-dilutive, due to the net loss incurred by the Company during the respective quarter and nine month periods.

  10 -- COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments.

11 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands Segment and the CPAC Imaging (Imaging) Segment. Information concerning the Company's business Segments' net sales and income before non-operating income (expense) and income taxes for the quarters and nine months ended December 31, 2004 and 2003 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net sales to customers:
Fuller Brands	$ 11,505,566	$ 11,165,235	$ 39,123,129	$ 39,162,422
Imaging	8,879,793	9,343,537	25,644,755	28,058,833
Total net sales to customers	$ 20,385,359	$ 20,508,772	$ 64,767,884	$ 67,221,255
Operating income (loss):
Fuller Brands	$ (421,998)	$ (323,393)	$ 1,091,471	$ 964,250
Imaging	282,325	(639,521)	(74,051)	(1,066,375)
	(139,673)	(962,914)	1,017,420	(102,125)
Corporate income (expense)	(2,591)	28,420	(55,862)	(58,049)
Interest expense, net	(111,850)	(128,157)	(297,095)	(387,605)
Income (loss) before non-operating expense and income taxes	$ (254,114)	$ (1,062,651)	$ 664,463	$ (547,779)

Sales between Segments are not material.

Information concerning the identifiable assets of the Company's business Segments at December 31, 2004 and March 31, 2004 are as follows:

	December 31, 2004	March 31, 2004
Identifiable assets:
Fuller Brands	$ 28,255,785	$ 29,337,358
Imaging	25,032,887	25,267,273
Total identifiable assets of the segment	53,288,672	54,604,631
Corporate short-term investments	2,599,135	3,771,295
Deferred income tax assets	3,874,481	4,102,481
Other corporate assets	2,969,024	2,947,583
Total consolidated assets	$ 62,731,312	$ 65,425,990

12 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to require the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be handled as a current period charge. The statement also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted during fiscal years beginning after the date the statement was issued (November 2004). The Company is currently assessing the impact adoption of this pronouncement will have on the reported results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and will supercede APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The revised statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, over the period during which an employee is required to provide service in exchange for the award. In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects, resulting from share-based payment arrangements. SFAS 123(R) is effective as of the first interim or annual reporting period beginning after June 15, 2005. The Company is currently assessing the impact adoption of this pronouncement will have on the reported results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29." This statement amends APB Opinion No. 29 to eliminate the specific exception regarding the basic measurement principle (fair value) for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance (i.e. -- are not expected to result in significant changes of the cash flows of the reporting entity). SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted regarding non-monetary exchanges beginning after the statement was issued (December 2004). The Company is currently assessing the impact adoption of this pronouncement may have, if any, on the reported results of operations and financial position.

13 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

14 -- RECLASSIFICATION

Certain March 31, 2004 financial statement and related footnote amounts have been reclassified to conform to the December 31, 2004 presentation.

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

The Company's financial results for the nine months ended December 31, 2004 include income after tax of $0.01 per diluted share, resulting from the sale of its former imaging manufacturing site in St. Louis, Missouri.

The Company's financial results for the quarter and nine months ended December 31, 2003 include an after tax charge of $0.07 and $0.16 per diluted share, respectively, for the Imaging Restructuring initiative (See Note 6 to the Consolidated Financial Statements).

Net Sales

The Company's net sales decreased 1.0% and 3.6% for the three and nine months ended December 31, 2004, respectively, as compared to the same periods last year (decreased 1.8% and 5.0%, excluding the impact of foreign currency exchange).

For the Fuller Brands Segment (consisting of Fuller Brush, Stanley, and Cleaning Technologies Group), net sales for the three months ended December 31, 2004, as compared to the same period last year increased 3%, while net sales for the nine months ended December 31, 2004, as compared to the nine months ended December 31, 2003 were flat.

Fuller Brush continued its exceptional performance with sales increases of 31.5% and 19.2%, respectively, for the three and nine months ended December 31, 2004, as compared to the same period last fiscal year. Continued increases in its QVC home shopping business, coupled with sales from its newly launched retail initiatives, drove the strong increases.

Stanley's net sales declined 23.1% and 14.5% for the quarter and nine months ended December 31, 2004, as compared to the same periods last year. The Company has been in the process of updating its 75-year-old business model and compensation plan to appeal to new recruits. Although recruiting numbers have been improving, increases have not been aggressive enough yet to offset the attrition of the older field sales leaders. Utilizing its revamped compensation plan the company is focused on opening new field territories in high-growth Hispanic markets, but does not expect to see improvement until fiscal 2006.

Cleaning Technologies Group's (CTG) net sales for the quarter and nine months ended declined 9.1% and 12.0%, respectively, primarily from slowdown in distribution sales and its remaining Kmart business. The division is focused on field development to expand distribution coverage and has added new manufacturing representative agencies that are currently being trained. The Company believes that there are significant opportunities within the fragmented, commercial cleaning market, which if obtained, could improve the viability of this business, and continues to seek appropriate partners to strengthen its competitive position in the marketplace.

In the Imaging Segment, net sales decreased 5.0% and 8.6% for the three and nine months ended December 31, 2004, respectively, as compared to the same periods in fiscal 2004 (decreased 7.7% and 11.8%, excluding the impact of foreign currency exchange). The shift from conventional film-based to digital imaging continues to hamper the Company's domestic medical and photographic chemistry and equipment markets with sales declines during the quarter and nine months ended December 31, 2004 ranging from 8.7% to 16%. Although the Company removed capacity in the U.S. last year by consolidating manufacturing plants, the revenue slide has continued to depress profitability. The Company is currently pursuing outsource manufacturing opportunities within its markets and believes it is in good position, as a competitive supplier for North America.

In Europe, the shift to digital, coupled with the strengthening of the Euro versus the dollar, impacted the Company's operations in Belgium and Italy and the markets they sell into. Both companies had significant reductions in sales and profitability for the quarter and nine months of fiscal 2005, as compared to similar periods last year. The European difficulties in the third quarter of fiscal 2005 were offset, however, with solid increases at CPAC Asia and CPAC Africa (See Foreign Operations discussions for international operations' results).

Despite the current climate, the Company's global Imaging Segment believes it can position itself to become a competitive, outsource private label imaging chemical supplier to major industry players, as they invest resources in digital technology. Due to the strategic locations of its worldwide manufacturing facilities, augmented with a plan for necessary reduction in future, fixed operating costs, the Company believes the Segment has the potential for improved performance.

Gross Margins

Consolidated gross margins, exclusive of the Imaging restructuring charges in fiscal 2004, were 42.5% for the quarter ended December 31, 2004, as compared to 43.0% for the year ended March 31, 2004 and 42.2% for the quarter ended December 31, 2003, respectively.

Gross margins in the Fuller Brands Segment were 46.9% for the quarter ended December 31, 2004, as compared to 48.5% for the year ended March 31, 2004 and 48.7% for the quarter ended December 31, 2003, respectively. Increased raw material costs being experienced in many of its chemical and petroleum-based products, as well as product mix fluctuations between periods, contributed to the decline. Increasing manufacturing through-put through the Great Bend facility is a key factor in maintaining and improving gross margins in future periods.

Gross margins in the Imaging Segment, exclusive of the restructuring charges in fiscal 2004, were 36.7% for the quarter ended December 31, 2004, as compared to 35.6% for the year ended March 31, 2004 and 34.5% for the quarter ended December 31, 2003, respectively. Volume increases at CPAC Asia and CPAC Africa contributed to the margin improvement, as well as realization of manufacturing efficiencies in the Segment's Norcross, Georgia, manufacturing facility. Despite the improvement, the Company believes that margins may continue to erode slightly, due to pricing pressures and declining domestic volumes.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs for the quarter ended December 31, 2004, exclusive of the Imaging restructuring charges, were 42.0% of net sales, versus 41.1% and 43.3% for the year ended March 31, 2004 and the quarter ended December 31, 2003, respectively.

For the Fuller Brands Segment, selling, administrative, and engineering expenses for the quarter ended December 31, 2004 were 49.1% of net sales, as compared to 45.3% and 50.4% for the year ended March 31, 2004 and the quarter ended December 31, 2003, respectively. The increase in the expense, as a percentage of net sales in the current quarter, as compared to March 31, 2004, is a function of increased business through the home shopping network and retail industry, which have higher selling costs associated with these business channels. The decrease in selling, administrative, and engineering costs, as a percentage of net sales in the current quarter, as compared to the third quarter of fiscal 2004, is a function of certain non-recurring selling and marketing expenses incurred last year, prior to the Company's entry into the retail marketplace.

In the Imaging Segment, selling, administrative, and engineering costs for the quarter ended December 31, 2004, exclusive of the Imaging restructuring charges, were 32.7% of net sales versus 35.2% and 35.1% for the year ended March 31, 2004 and the quarter ended December 31, 2003, respectively. The decrease in the expense, as a percentage of net sales in the current quarter, as compared to previous periods, reflects cost containment efforts in the domestic imaging operations. In addition, revenues increased greater than related selling and marketing costs in CPAC Asia and Africa, which were somewhat mitigated by revenue declines exceeding expense containment efforts in the Segment's European operations. The Company will continue to try to reduce expenses further in its domestic and European subsidiaries, if revenue declines continue.

Research and Development Expenses

Research and development expenses, as a percentage of sales, increased to 1.2% of net sales for the quarter ended December 31, 2004, as compared to 0.8% of net sales for the year ended March 31, 2004 and 0.9% for the same quarter last year. Both Segments increased expenditures slightly in an effort to improve existing product capabilities, as well as to develop new innovative products to promote in the marketplaces in which they operate.

For 2005 the Fuller Brands Segment's focus will continue developing new products to enhance its entry into the retail marketplace and growing television shopping business, stimulate recruitment efforts in its direct selling business, as well as continuing to enhance CTG's commercial cleaning product offerings to compete in the highly-competitive janitorial sanitation business. In the Imaging Segment, continued effort will be placed on developing easy-to-use prepackaged, chemical formulations and innovative wrap-around-programs, involving chemistry, paper, and equipment for use in domestic and overseas imaging markets. The Company stands committed to spend what is feasible to remain competitive in the mature markets they operate in.

Net Interest Expense

Net interest expense (interest expense less interest income) decreased 12.7% and 23.4% for the quarter and nine months ended December 31, 2004, as compared to the quarter and nine months ended December 31, 2003. Lower debt levels at CPAC Europe and CPAC Asia contributed to lower interest expense, offsetting slightly lower interest income, due to reduced consolidated cash in fiscal 2005.

Income Taxes

The Company's effective tax rate for the three and nine months ended December 31, 2004 was a net tax benefit of 80.9% and 12.4%, as compared to a net tax benefit of 28.6% and 30.5% for the three and nine months ended December 31, 2003. The benefits recorded in fiscal 2005 and 2004 are largely a function of domestic tax losses, which are available to be carried back against previously remitted federal taxes. The significant fluctuation in effective rates between fiscal 2005 and 2004 reflects the increase in CPAC Asia and CPAC Africa's earnings during the current year, as CPAC Asia's earnings are largely exempt from tax (Asia operates under a seven-year tax holiday on manufacturing operation earnings), while CPAC Africa's taxable income has been offset from the utilization of net operating loss carryforwards. Tax provisions for the Company's other foreign operations in Belgium and Italy were not material in fiscal 2005, due to reduced profitability of the subsidiaries.

The Company's domestic imaging operations continue to incur pretax losses in 2005, offsetting year-to-date pretax income from the Fuller Brands Segment. While the Company expects its combined, domestic operations to earn income in the fourth quarter, the inability to achieve that would impact its effective tax rate, both due to limitations in net operating loss carryback opportunities, and the potential for recording a valuation reserve against its net deferred tax asset position. At December 31, 2004, the Company has gross deferred tax assets of approximately $4,242,000 of which $3,874,000 are attributable to domestic operations (remaining balance is attributable to CPAC Africa's net operating loss carryforward). Realization of the domestic deferred tax assets is dependent upon profitable operations in the United States during future years. The Company believes that although realization is not certain, it is more likely than not that such assets will be realized, following the criteria specified in SFAS No. 109, "Accounting for Income Taxes." Should the Company continue to experience domestic losses in the fourth quarter of fiscal 2005 and beyond, or incur a significant, unexpected impairment or restructuring charge, a valuation reserve would most likely be required. Based on CPAC Africa's increasing profitability in fiscal 2005, it appears likely that the deferred tax assets from their net operating loss carryforward will be realized, prior to its expiration.

On October 22, 2004, the "American Jobs Creation Act of 2004" (the "Act") was signed into law. Key provisions of the Act include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction, and international tax reforms designed to improve the global competitiveness of U.S. businesses. The Company continues to evaluate the potential of repatriating a portion of CPAC Asia's cumulative foreign earnings under the Act, but has not yet concluded as to whether any potential repatriation would meet the requirements under the tax legislation. As such, the Company has not yet determined its impact on the Company's effective tax rate and deferred tax assets and liabilities. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company will reflect the effects of the Act, if any, in subsequent periods, as part of its consolidated income tax provision.

Net Income

The Company's net loss decreased approximately $765,000, as compared to the third quarter of fiscal 2004, and net income increased approximately $917,000, as compared to the nine months ended December 31, 2003 net loss. Lack of Imaging restructuring expenses and increased earnings in Africa and Asia contributed to the improved quarterly and nine-month results.

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

Combined net sales for the Company's operations in Thailand, South Africa, Belgium, and Italy for the three and nine months ended in the third quarter of fiscal 2005, as compared to the same periods of the third quarter of fiscal 2004, increased approximately $167,000 or 4.5% and decreased approximately $46,000 or 0.5% (or decreased approximately $87,000 or 2.3% and decreased $948,000 or 8.9%, excluding the impact of currency exchange), respectively. For the three and nine months ended of the third quarter of fiscal 2005 CPAC Europe and Italia net sales combined decreased 7.9% and 12.7% (decreased 15.1% and 20.4%, after removing currency impact), respectively. CPAC Asia's sales increased 5.0% and 2.4% (increased 5.0% and decreased 2.1%, after removing currency impact), respectively, for the three and nine months ended of the third quarter ended December 31, 2004. CPAC Africa experienced strong growth, as net sales increased approximately $309,000 and $731,000 (increased $234,000 and $490,000, after removing currency impact), respectively, for the three and nine months of the third quarter ended December 31, 2004.

Combined pretax profits for the third quarter of fiscal 2005, prior to minority interests and equity in losses of TURA, increased approximately $94,000 or 22.4%, as compared to the previous year's quarter (increased $72,000 or 17.0%, excluding impact of currency exchange). For the nine months ending December 31, 2004, combined pretax profits decreased $119,000 or 10.4%, as compared to the comparable period last year (decreased $187,000 or 16.4%, excluding the impact of currency exchange). CPAC Europe and Italia's pretax profits combined decreased approximately $139,000 and $449,000 (or decreased approximately $148,000 and $447,000, excluding impact of currency exchange), respectively. CPAC Africa's fiscal 2005 pretax income increased approximately $91,000 and $162,000 (or increased approximately $77,000 and $126,000, after removing currency impact), respectively, while CPAC Asia's profits increased approximately $143,000 and $168,000 (increased approximately $143,000 and $134,000, after removing currency impact), respectively, over the three and nine months ended December 31, 2003.

As disclosed in Note 4 to the Consolidated Financial Statements, the Company accounts for its 40% investment in TURA under the equity method. However, the Company's recognition of the 40% share of the losses of TURA during the first six months of fiscal 2005 effectively reduced the basis of its investment to zero. Since the Company has no obligation to fund any future losses experienced by TURA, it will not record its 40% share of TURA's equity earnings in future periods, until such time as TURA becomes profitable. Therefore, no additional equity in losses of TURA were recognized during the quarter ended December 31, 2004, as compared to the quarter ended December 31, 2003, in which the Company recognized 40% of the proportionate share of TURA's net losses, plus amortization of the excess purchase price related to the Company's investment. The nine months ended December 31, 2003 reflect 19% of TURA's losses for the first quarter, combined with 40% of TURA's losses for the second and third quarter, plus amortization of the excess purchase price related to the Company's investment.

In January 2005, TURA has restructured and reduced its workforce in Germany, including replacing its former president and terminating sales and financial management in an effort to reduce operating losses and improve cash flows. The Company has not received full financial statements from TURA, since its second quarter, and does not believe TURA has returned to profitability at this time. Because of the continued uncertainty and lack of information with regards to TURA's day-to day operations, the Company's representative resigned his position on TURA's supervisory board in December 2004.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At December 31, 2004, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

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

The Company completed the sale of the St. Louis facility on September 27, 2004 and recorded a gain on the sale of approximately $63,000. The Company continues to lease 35,000 square feet of warehouse space in St. Louis, Missouri, under an obligation requiring monthly rental payments of approximately $14,000. The lease term contains an option, which after twelve months notification, would allow the Company to effectively terminate the lease in three years. Alternatives being explored at this time include utilizing the space as a central distribution point for both the Fuller Brands and CPAC Imaging Segments, subleasing a portion or all of the space to third parties, or negotiating a potential lease buy-out with the present landlord. The Company expects to finalize its plans with the leased facility in the next three to six months, and as such, has not recorded a lease impairment or termination expense at December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Nine Months Ended December 31,
	2004	2003
Cash provided by (used in):
Operating activities	$ 539	$ 4,086
Investing activities	77	(3,628)
Financing activities	(1,201)	(1,752)
Currency impact on cash	(5)	19
Net decrease in cash and cash equivalents	$ (590)	$ (1,275)

Net cash provided by (used in) operating activities

Consolidated net cash provided by operating activities decreased for the nine months ended December 31, 2004, as compared to the nine months ended December 31, 2003, largely due to an increase in inventory. The largest increase in inventory was attributable to Fuller, which is increasing levels as a result of its retail initiative.

Net cash provided by (used in) investing activities

Consolidated net cash from investing activities of $77,000 was provided for the nine months ended December 31, 2004, as compared to $3,628,000 used for the nine months ended December 31, 2003. This change was primarily the result of the sale of the Trebla manufacturing facility in St. Louis that occurred in September 2004 providing cash, versus the investment in TURA and capital expenditures related to the expansion of the Norcross manufacturing facility to absorb the relocated color photochemical production from St. Louis that used cash during the nine months ended December 31, 2003.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities decreased in the third quarter of 2005 over 2004, due to lower debt repayments in fiscal 2005 as compared to fiscal 2004.

The following table presents working capital information at December 31, 2004, March 31, 2004, and December 31, 2003:

	December 31, 2004	March 31, 2004	December 31, 2003
Working capital (in thousands)	$ 31,608	$ 30,068	$ 29,680
Working capital ratio	4.81 to 1	4.06 to 1	4.28 to 1
Receivable days outstanding	45.6 days	47.3 days	44.1 days
Annual inventory turns	2.7 times	2.9 times	2.9 times

The Company amended its line of credit agreement (Agreement) with Bank of America, N.A. (BOA) on September 27, 2004, with the line maturing on October 31, 2005. The Agreement includes a maximum borrowing capability of $5,000,000 with interest at the 30-day LIBOR rate plus 1.25% to 2.00% based on funded debt to EBITDA parameters. The Company had previously extended its $6.2 million letter of credit facility, which collateralizes the Fuller Brands' Industrial Revenue Bonds to October 31, 2005. At December 31, 2004, the Company had not accessed its line of credit.

The amended Agreement requires the Company to meet various quarterly and annual debt covenants, including minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions. At December 31, 2004, the Company was in compliance with its various quarterly loan covenants. The minimum net worth covenant calculation is measured on an annual basis. The Company has received waiver of the previously required net worth covenant amount at March 31, 2005, subject to renegotiation of this covenant over the next several months. In addition, the Company intends to enter negotiations shortly for an extension of the October 31, 2005 line of credit and letter of credit agreement.

In addition, the Company's Asian subsidiary, CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $483,000 based on the third quarter conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 7.75% at December 31, 2004. CPAC Asia Imaging Products Limited had no outstanding borrowings against the line of credit at the end of its third quarter.

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

The Company continues to follow the critical accounting policies and estimates as disclosed in the Company's March 31, 2004 Annual Report to Shareholders in preparing the interim financial statements for the three and nine months ended December 31, 2004. Management's assumptions and judgements have not changed significantly from that previously disclosed.

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

c.	the level of competition and consolidation within the commercial cleaning supply industry;
d.	the success of Fuller Brands' entry into the retail marketplace;
e.	the effect of changes in the distribution channels for Fuller Brands;
f.	the ability to increase volume through the Great Bend manufacturing plant to absorb fixed overhead;
g.	the success of Stanley Home Products' new direct sales strategy that involves changes to its compensation plan, product focus, and recruiting methods to attract new independent representatives;
h.	the level of demand for the Company's Imaging products and the impact of digital imaging;
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

Changes in Internal Controls

Management, with the participation of the Company's chief executive officer and chief financial officer, has concluded that there were no changes in the Company's internal control over financial reporting that occurred during the Company's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
3.1

Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1996, and further amended by Certificate of Amendment dated August 19, 1999, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1999

(3) (ii) By-laws
3.2

By-laws, as amended, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1998, as further amended, effective October 12, 2004, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2004

(4) Instruments defining the rights of security holders, including indentures
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1994, and amended by Letter of Extension and Increase dated October 29, 1996, incorporated herein by reference to Form 10-Q for the period ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, incorporated herein by reference to Form 10-Q for the period ended December 31, 1996, and further amended by Agreement dated September 12, 1997, incorporated herein by reference to Form 10-Q for the period ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, incorporated herein by reference to Form 10-Q for the period ended June 30, 1998, and further amended by Agreement dated April 27, 2000, incorporated herein by reference to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, incorporated herein by reference to Form 10-Q for the period ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-Q for the period ended September 30, 2004

	4.2	Bank Letter of Commitment dated May 24, 2002, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2002
(10) Material contracts
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on November 5, 1997, November 24, 1998, September 24, 1999, September 29, 2000, September 7, 2001, November 8, 2002, November 17, 2003 and November 23, 2004

10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001, and further amended by Third Amendment to Deferred Compensation Arrangement dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004

10.5

CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999, and amended by CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004

10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004
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

CPAC, INC.
(Registrant)

Date February 11, 2005	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date February 11, 2005	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date February 11, 2005	By	/s/ James W. Pembroke James W. Pembroke, Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation, By-laws
3.1

Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1996, and further amended by Certificate of Amendment dated August 19, 1999, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1999

N/A
3.	(ii) By-laws
3.2

By-laws, as amended, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1998, as further amended, effective October 12, 2004, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2004

N/A

4.	Instruments defining the rights of security holders, including indentures
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1994, and amended by Letter of Extension and Increase dated October 29, 1996, incorporated herein by reference to Form 10-Q for the period ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, incorporated herein by reference to Form 10-Q for the period ended December 31, 1996, and further amended by Agreement dated September 12, 1997, incorporated herein by reference to Form 10-Q for the period ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, incorporated herein by reference to Form 10-Q for the period ended June 30, 1998, and further amended by Agreement dated April 27, 2000, incorporated herein by reference to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, incorporated herein by reference to Form 10-Q for the period ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-Q for the period ended September 30, 2004

N/A
	4.2	Bank Letter of Commitment dated May 24, 2002, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2002	N/A

10.	Material contracts
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 30, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

N/A
10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

N/A
10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on November 5, 1997, November 24, 1998, September 24, 1999, September 29, 2000, September 7, 2001, November 8, 2002, November 17, 2003 and November 23, 2004

N/A
10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001, and further amended by Third Amendment to Deferred Compensation Arrangement dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004

N/A
10.5

CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999, and amended by CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004

N/A
	10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004	N/A

31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	22
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	23

32.	Section 1350 Certifications		24