Form 10-K
period 2005-03-31
CPAC INC
filed 2005-07-11
CIK 351717

OMB APPROVAL
OMB Number: 3235-0063
Expires: January 31, 2008
Estimated average burden hours per response: 2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

Commission File No. 000-09600

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

The aggregate market value of the 2,512,816 shares of voting stock held by non-affiliates (persons other than officers, directors, and 5% shareholders) of the Registrant as of September 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, was $12,815,362, based on the closing price of $5.10 on the Nasdaq National Market as of such date. As of March 31, 2005 there were 4,946,774 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Part III of this Form 10-K are incorporated herein by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders dated June 17, 2005, as amended on June 29, 2005 and further amended on July 8, 2005.

CPAC, INC. TABLE OF CONTENTS

INDEX TO ITEMS INCORPORATED BY REFERENCE

PART III		Caption in Proxy Statement
Item 10.	Directors and Executive Officers of the Registrant.	Election of Directors; and Security Ownership of Certain Beneficial Owners and Management
Item 11.	Executive Compensation.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions.	Election of Directors; and Committee Reports
Item 14.	Principal Accountants Fees and Services.	Independent Registered Public Accounting Firm's Fees and Services

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

Fuller Brands Segment

The Company's Fuller Brands Segment is comprised of three operations that develop, manufacture, distribute, and market approximately 2,700 branded and private-label products for consumer and commercial cleaning and personal care applications. These operations are The Fuller Brush Company, Inc. (Fuller Brush or Fuller), Great Bend, KS (acquired in 1994); Stanley Home Products (Stanley), Agawam, MA (operated since 1995); and Cleaning Technologies Group (CTG), Great Bend, KS (acquired in 1997).

The Segment's products include home and commercial cleaning products (all-purpose cleaners, degreasers, deodorizers, stain removers, laundry products); stick goods (brooms, brushes, mops); commercial floor care chemicals (finishes and waxes, strippers, sealers, maintainers); custom brush components for OEM applications; and personal care products (brushes, hair and skin care, fragrances, vitamins, nutritional supplements). The vast majority of Segment products are manufactured at its 600,000 sq. ft. facility in Great Bend, Kansas.

FULLER BRANDS -- CONSUMER

The Consumer component of the Fuller Brands Segment consists of products sold through The Fuller Brush Company and Stanley Home Products operations, which utilize the following channels: direct selling, catalogs, the Internet, factory outlet stores, direct marketing partners, television home shopping, sweepstakes, and high-end retailers, including grocery and drug.

The Consumer component includes (i) Home Care products for kitchen, laundry, bath, and general household cleaning, as well as brushes, brooms, and mops and (ii) Personal Care products such as brushes, hair and skin care products, fragrances, vitamins and nutritional supplements. The Fuller Brush Company and Stanley Home Products each hold more than 100 registered trademarks in the U.S. and elsewhere for their products.

While most of the Consumer cleaning products for Fuller and Stanley are developed and manufactured in the Great Bend facility, nutritional supplements and a number of skin care products are imported or outsourced.

Direct Selling

Stanley Home Products and The Fuller Brush Company both have direct selling organizations comprised of independent representatives. Direct selling consists of the sale of a consumer product or service, person-to-person, away from a fixed retail location. The Company also utilizes the "party plan" sales method in which its sales representatives demonstrate products to groups rather than individuals.

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

Factory Outlet Stores

Fuller Brush operates eight Factory Outlet Stores which are located in shopping centers in Kittery, Maine; Branson and Hazelwood, Missouri; Myrtle Beach, South Carolina; Pigeon Forge, Tennessee; St Augustine, Florida; and Westbrook, Connecticut; and at the Fuller Brush plant in Great Bend, Kansas. All products bear the Fuller Brush brand and are sold at a discount. First-quality, consumer products comprise approximately 80% of stocked merchandise, with the balance consisting of consumer and commercial overstocks, closeouts, and ''seconds." The Factory Outlet component of Fuller Brands' Consumer business provides a useful platform for delivering world-famous Fuller quality goods to those consumers not covered by a local representative.

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

Retail Initiative

As a new market growth initiative, Fuller Brush has aggressively pursued entry into grocery, hardware, and specialty retail with its redesigned and updated consumer product line. Fuller Brush utilizes manufacturers' representatives to access and service these accounts, with products being sold directly to these merchants.

FULLER BRANDS -- COMMERCIAL

The Commercial component of the Fuller Brands Segment consists of products sold through The Fuller Brush Company and Cleaning Technologies Group. Commercial sales are broken out into the following three categories: Commercial Cleaning, Custom Products, and Export. The three Commercial categories address the needs of a wide array of customers, from retail food store sanitation products to customer designed industrial brushes.

Commercial Cleaning

Cleaning Technologies Group, the Segment's commercial cleaning operation, manufactures, distributes, and sells sanitary maintenance supplies, professional cleaning products, and stick goods (brooms, brushes, mops). Products are sold through a national network of janitorial and paper distributors, manufacturers' representatives, wholesale distributors, and large buying groups that purchase and resell products to end-users such as grocery stores, offices, hotels, retail stores, hospitals, schools, and manufacturing plants. CTG also employs four regional representatives to service these accounts. In addition, CTG exhibits its products at national trade shows.

CTG products are marketed under the Franklin Cleaning Technology®, Masury-Columbia®, Fuller Brush® Commercial, TRUMIX™, and Brillo® brand names. In all, CTG has over 60 trademarks for general and specific commercial cleaning needs. All of CTG's support functions are located at the Company's Great Bend facility.

Custom Products

The Custom Products sales channel of The Fuller Brush Company designs, manufactures, and sells private-label chemicals and stick goods made to customers' specifications. It principally manufactures OEM brush components; however, it also produces a variety of chemicals, metal handles, and plastic parts. The Custom Products sales channel principally serves the automotive, aviation, durable goods, and agriculture industries.

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

COMPETITION

Fuller Brands

CONSUMER

Fuller Brands' Consumer component entails the development, manufacture, and marketing of home cleaning and personal care products that are sold to consumers principally through the following four channels:

Direct Selling

Both Fuller Brush and Stanley Home Products' direct selling organizations are comprised of thousands of independent representatives in all 50 states who promote home cleaning and personal care products one-on-one, via the Internet, and at home parties. The product lines of these two operations are quite similar. In fact, before becoming part of CPAC, Inc., Fuller Brush and Stanley Home Products competed directly with one another in the marketplace. Now, Fuller representatives can sell both Fuller and Stanley products and vice versa, should they choose.

Direct selling companies compete both in terms of products, and in terms of attracting representatives and customers. Relative to their home cleaning and personal care product lines, Fuller and Stanley compete with direct selling companies such as Alticor®, Watkins®, Shaklee®, and Tupperware®. All U.S. direct selling companies compete with Fuller and Stanley for representatives and customers. Product demonstrations are key to the success of both the Fuller and Stanley direct selling activities, particularly with the home care lines.

Although the Fuller Brush brand has historically been marketed door-to-door, the Company continues to expand its presence in other channels to reach consumers that are not as readily available to direct sellers. In April 2002 Fuller began selling home care product sets via direct response television [also known as home shopping]. These live televised product demonstrations raise awareness of the Fuller brand, which supports the efforts of the direct selling organization.

Fuller has been in the direct sales business since 1906 and Stanley since 1931. For both organizations, a reputation for quality and service has created significant loyalty to the products and to the business opportunity for an independent representative. The Company believes there is still significant brand equity in both names. In addition, the personalized demonstrations and service offered by Fuller and Stanley representatives, the rich history of those brands, and the Company's satisfaction guarantee are significant factors in maintaining a competitive position in direct selling.

Catalog/Internet

Both Fuller and Stanley maintain e-commerce enabled web sites, which allow consumers to place orders directly with the Company or request a catalog by mail. This practice encourages new and repeat sales, creates a "lead" for a field sales representative to pursue, and allows the Company to market the business opportunity to potential representatives.

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

The Fuller brand has recently been reintroduced to consumers through appearances on direct response television. As previously stated, demonstrability, brand equity, and high quality are the Company's competitive advantages. These hallmark traits make the Fuller brand attractive to direct marketing partners and allow Fuller to effectively compete with the vast number of home care competitors.

Management views these direct marketing partner relationships as an effective means of broadening exposure for the Fuller Brush brand. This exposure adds value across every channel.

Retail Initiative

Fuller Brush utilizes its brand recognition and high-quality reputation to establish its products as a premium offering to select retailers. The Company's breadth of products allows it to offer retailers a "cleaning center concept" versus individual item sales. Chemical cleaning products and applicators are offered for cleaning all areas of the home. This initial strategy has been to focus distribution within the retail channel and provide the retailer higher profitability than national brands sold through discount mass merchants.

Fuller's competitors in this channel are national brands such as Proctor & Gamble, Acuity Brands™, Casabella®, Quickie®, Libman®, and SC Johnson all of whom have national advertising campaigns and established relationships with Fuller's target customers. In this channel, Fuller also competes with niche products such as Swiffer® that have limited product lines.

COMMERCIAL

Fuller Brands' Commercial develops, manufactures, and markets commercial cleaning and maintenance chemicals, and stick goods. The Fuller Brands Segment competes with regional, national, and global companies in each of the three industrial channels in which it operates: Commercial Cleaning, Custom Products, and Export.

Commercial Cleaning

Cleaning Technologies Group, the Fuller Brands Segment's commercial cleaning sales channel, markets branded and private-label janitorial and maintenance products through a direct sales force as well as a national distributor network. CTG products are used primarily in offices, hotels, retail stores, hospitals, schools, universities, airports, and other public buildings.

Commercial cleaning products is a fragmented industry, and although two companies are significantly larger than others (SC Johnson Wax and Ecolab), no single firm or group of firms dominates the industry as a whole. Numerous small regional or local competitors focus on limited geographies, product lines and/or customer segments. CTG seeks to fill specific product niches where it feels it can compete favorably, such as providing one-stop sanitation shopping for retail food stores and environmentally friendly "green" products.

CTG has established long-standing relationships with its major commercial cleaning customers based on the ability to "bundle" high quality chemicals, pad applicators, and stick goods, and provide value-adds to customers such as lower cost structure, reduced labor, and assistance with training, safety, and environmental standards. Alliances with large national wholesalers, whose scope is national and whose extensive sales force is direct, augment CTG's own network.

Custom Products

This component of Fuller Brands' Commercial sales channel is involved in the manufacture and sale of private-label products made to customers' specifications. The primary products are brushes and brush components, although various chemicals, metal handles, and plastic parts are also produced on a contract basis.

Custom brush competitors tend to be specialized private companies such as Felton Brush and America Brush Company. These competitors manufacture numerous types of industrial brush finished goods. Fuller Brands specializes in strip, tufted, and coil type brushes for commercial customers.

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

CPAC Imaging Segment

The Company's CPAC Imaging (Imaging) Segment develops, manufactures, packages, distributes, and markets its extensive line of branded and private-label chemicals and equipment for Color Photographic, Health Care, and Graphic Arts applications.

The classes of products for CPAC Imaging include liquid chemicals for developing silver halide photographic film; photographic paper; radiographic and graphic arts film; chemical mixers for Health Care and Graphic Arts imaging; silver recovery and pollution control equipment and supplies; silver refining services; illuminators for viewing medical x-rays; dry-heat sterilizers used in dental practices; dental evacuation (suction) units; and portable air filtration units.

All of the Imaging Segment's six business operations manufacture products. Equipment is manufactured at CPAC Equipment, Inc. in Leicester, New York, and chemicals are formulated and packaged at five other plant locations. The facility in Duluth, Georgia, a suburb of Atlanta, serves as the worldwide headquarters for CPAC Imaging. All products are marketed to businesses, such as photo processing labs, radiology and dental practices, and printing facilities in more than 100 countries worldwide. Through this Segment, CPAC has an extensive manufacturing and distribution base in key international markets. A superior level of customer and technical support is also a distinguishing characteristic of the Segment. Since its practice is to ship goods upon receipt of customer orders in all of its sales channels, the Segment does not generally have a material backlog of orders for its products.

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

The refining of customers' recovered silver is conducted under an exclusive, recently renewed, five-year agreement with Academy Pioneer, LLC, the largest independent U.S. refiner of photographic silver.

Business operations in this Segment include CPAC Equipment, Inc. (CEI), Leicester NY (established in 2003 and formerly CED); Trebla Chemical Company (Trebla) acquired in 1984 was recently consolidated into Allied Diagnostic Imaging Resources, Inc. (Allied), Norcross, GA (acquired in 1988); CPAC Europe, N.V. (CPAC Europe), Herentals, Belgium (established in 1989); CPAC Italia, S.r.l. (CPAC Italia), Gorgonzola, Italy (acquired in 1992); CPAC Africa (Pty) LTD (CPAC Africa), Pretoria, South Africa (acquired in 1997); CPAC Asia Imaging Products Limited (CPAC Asia), Chachoengsao, Thailand (established in 1998). CPAC Imaging's PRS sales and marketing operation was merged into Allied in March 2005.

CPAC Imaging -- Color Photographic

There are three principal areas in which CPAC's Color Photographic sales channel operates: Chemicals, Equipment, and Refining Services.

The Color Photographic Chemicals sales channel includes the development, manufacture, packaging, distribution, marketing, and sales of branded and private-label processing chemicals used to develop photographic paper and film. These activities are carried out at the manufacturing plant in Norcross, Georgia, and the four international business operations.

Equipment is manufactured exclusively at CPAC Equipment, Inc., and involves the design, patent, fabrication, installation, and service of branded and private-label silver recovery and pollution control equipment. These products help photo processors achieve environmental compliance by collecting silver (a by-product of the traditional wet silver halide photographic process) for reclamation and subsequent refining.

Color Photographic products and services are marketed in more than 100 countries through a combination of wholesale distributors, manufacturers' sales representatives, and Company sales personnel.

Products are manufactured under the Trebla®, SilvPAC®, and CPAC® brands, as well as under private-label agreements, and are sold worldwide wherever photographs are wet processed (using liquid chemicals). End-users include independent and chain photo labs; one-hour processing locations, such as mass market retailers; photo labs at universities and law enforcement agencies; and photo processing wholesalers.

Products are marketed domestically and in Mexico and South America to a network of photographic distributors and directly to end-users. For each of the International business operations, a sales force markets to distributors and end-users. The distributors buy CPAC's products and then market and sell them to photo processors, retaining the difference between the purchase and selling prices as profit. Each manufacturing business operation employs a team of technical support personnel to provide service to the distribution network and end-users. In addition, all CPAC's Imaging businesses advertise their products in trade publications and exhibit at national and international industry trade shows.

CPAC Imaging -- Health Care

CPAC's Health Care sales channel operates in three principal areas: Chemicals, Equipment, and Refining Services.

Health Care Chemicals are involved with the development, manufacture, packaging, distribution, marketing, and sales of branded and private-label wet processing chemicals used to develop medical and dental x-ray film. These activities are carried out at the manufacturing plant in Norcross, Georgia, as well as two international facilities. Dental x-ray film manufactured by other companies was introduced to the line in fiscal 2003, as was medical x-ray film in fiscal 2004.

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

Health Care products, sold under the Autex®, RediChem®, SilvPAC®, and CPAC® brands as well as under private-label agreements, are marketed to radiology, dental, and niche health care markets, and are used wherever x-ray images are processed. This includes radiology practices including mammography clinics; dental practices and clinics; hospitals; and, to a lesser extent, veterinary, chiropractic, and podiatry practices.

CPAC Imaging employs a national sales manager to coordinate the sale of products to health care distributors, group purchasing organizations (GPO's), and directly to end-users. These distributors and GPO's buy CPAC's Health Care products and then market and sell these products to health care providers, retaining the difference between the purchase and selling prices. Each manufacturing business operation also employs a team of technical support personnel to provide service to the distribution network and end-users.

CPAC Imaging -- Graphic Arts

CPAC's Graphic Arts sales channel operates in two principal areas: Chemicals and Equipment.

Graphic Arts Chemicals involves the development, manufacture, packaging, distribution, marketing, and sales of branded and private-label wet processing chemicals used to develop prepress film and plates used in printing facilities. These activities are carried out at the manufacturing plant in Norcross, Georgia, as well as two international manufacturing facilities.

Graphic Arts Equipment, both branded and private label, involves the design, patent, construction, installation, and service of silver recovery and pollution control equipment and chemical mixers for commercial and in-plant printers, and service bureaus. This equipment is manufactured exclusively at CPAC Equipment, Inc. CEI is also a U.S. reseller of Island Clean Air portable air filtration units to the offset printing market (CEI does not manufacture the Island Clean Air product line).

Graphic Arts products, sold under the Allied®, SilvPAC® and CPAC® brands as well as under private-label agreements, are marketed to commercial and in-plant printing markets and are used wherever film or plates are wet processed, primarily printers of newspapers, magazines, packaging, and labels, and service bureaus.

CPAC Imaging employs a national sales director to work with a nationwide sales force of manufacturer's representatives who market products to Graphic Arts products distributors; to group purchasing organizations (GPO's); and directly to end-users. The distributors and GPO's buy and resell CPAC's Graphic Arts products, retaining the difference between the purchase and selling prices as profit. Each manufacturing business operation employs a team of technical support personnel to provide service to the distribution network and end-users.

COMPETITION

CPAC Imaging

Color Photographic

CPAC's Imaging Color Photographic sales channel competes with regional, national and international imaging companies. CPAC Imaging develops, manufactures, packages, markets and distributes liquid chemicals for developing silver halide photographic film and paper; silver recovery and pollution control equipment and supplies; and provides silver refining services.

Color Photographic products are used wherever photographs are wet processed, primarily independent and chain photo labs; one-hour processing locations such as mass market retailers; photo labs at universities and law enforcement agencies; and photo processing wholesalers.

The domestic and international markets for the Company's branded products are highly competitive. Competitors range in size from large, diversified companies to small, specialized producers. Direct competitors for Color Photographic chemicals include companies such as Eastman Kodak Company, Fuji Hunt, and The Champion/Droqsacolor Group. A direct competitor for silver recovery and silver refining services is Hallmark Refining Corp.

The Color Photographic industry continues to introduce new products and services, especially in digital imaging. Significant conversion to digital has occurred in photo processing labs, but primarily in developed countries. This has impacted CPAC's sales in the U.S.; and management believes there is great potential for traditional silver halide processes in emerging overseas markets, which are serviced by CPAC's international operations.

In Color Photographic, the Company seeks to improve product performance and ease of use, increase processing efficiency, and improve the ability of its customers to stay in compliance with local environmental regulations. Management believes that technological innovation, convenience, high product performance, and quality and timeliness of technical support and service are its competitive advantages in Color Photographic markets worldwide. CPAC Imaging also offers private-label products through its worldwide manufacturing network.

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

The markets for the Company's branded products are highly competitive. Direct competitors for Health Care chemicals include companies such as Eastman Kodak Company, White Mountain Imaging, and H.R. Simon and Company. White Mountain and Eastman Kodak Company compete with CPAC for market share of chemical automixers. Direct competitors for silver recovery and pollution control equipment include USI International, Inc. and Metafix. For silver refining services, CPAC Health Care imaging competes directly with Hallmark Refining Corp. Competitors in x-ray illuminators are MAXANT and Wolf X-Ray Corporation. CPAC competes directly with Wayne Metal Products, Inc. and indirectly with Dentronix, Inc. for dry heat sterilizers. DentalEZ, Inc. is a competitor in dental evacuation units.

There is continued consolidation among Health Care imaging providers into IDN's (Integrated Delivery Networks) to leverage their buying power by working with or joining group-purchasing organizations (GPO's). In this environment, CPAC's businesses must aggressively compete for GPO contracts that provide the most favorable conditions to the Company.

The Health Care imaging industry continues to evolve, driven primarily by increased demand for digital products and services. Digital conversion is occurring in radiology at a faster rate than in Color Photographic, but again, primarily in the U.S. and Western Europe. This has impacted CPAC's sales in the U.S., and management believes there is still significant potential for traditional silver halide processes in emerging markets.

In Health Care imaging, the Company seeks to improve product performance, increase processing efficiency, broaden its product offering, and improve the ability of its customers to stay in compliance with local environmental regulations. Management believes that customer care, quality, ease-of-use, reliability, and technical support are its competitive advantages in Health Care imaging markets worldwide. CPAC Imaging also offers private-label products for Health Care customers.

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

The markets for the Company's branded products are highly competitive. Direct competitors for Graphic Arts chemicals include companies such as Kodak Polychrome Graphics and Agfa-Gevaert Group. Konica Graphic Imaging USA and Fuji compete with CPAC for market share of chemical automixers. Direct competitors for silver recovery and pollution control equipment include X-Rite, Inc. and USI International, Inc. Graphic Arts processes that do not use silver halide film (computer-to-plate processes) require different chemical formulations and a different treatment of effluent for environmental compliance. CPAC believes its private-label equipment serves the majority of customers in this niche market. For silver refining services, the Company competes directly with Hallmark Refining Corp in the Graphic Arts market space.

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

In Graphic Arts imaging, the Company seeks to improve product performance, increase processing efficiency, broaden its product offering, and improve the ability of its customers to stay in compliance with local environmental regulations. Management believes that product innovation, high product quality, compatibility with all graphic arts films, competitive pricing, and superior technical support and service are its competitive advantages in Graphic Arts imaging markets worldwide. CPAC Imaging also offers private-label products for Graphic Arts customers.

Employees

At March 31, 2005, the Company employed 528 people with 344 working in the Fuller Brands Segment, 167 in the CPAC Imaging Segment (87 U.S. and 80 International), and 17 assigned to the CPAC Corporate staff.

Effective May 1, 1986, the Company established a Profit Sharing and Retirement Plan under Section 401(k) of the Internal Revenue Code. This plan covers all eligible employees of CPAC, Inc. and its domestic subsidiaries. Subject to certain qualifications (employees must be over 21 years of age and have 30-days of employment, with participation beginning at the start of the next quarter), the plan has the following features:

(a) Contributions to the plan may be made for each plan year out of current or accumulated earnings to all eligible employees in such amounts as the Board of Directors may, in its discretion, determine. (To date, no discretionary payments have been made.)

(b) The Company will match each contribution made by a plan participant for the plan year in an amount equal to $0.50 for each $1.00 of participant contribution. While a participant may contribute up to 28% of compensation to the plan each year, the Company will limit matching contributions to the first 6% of compensation.

The Company has appointed Manning & Napier Advisors, Inc., Rochester, New York; as Investment Managers and National Bank of Geneva, Geneva, New York; as Trustee of the plan.

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

Item 2.     PROPERTIES.

CPAC, Inc. owns the land and building in Leicester, New York, where the offices of the Corporate staff and manufacturing operations of CPAC Equipment, Inc. are housed. This plant is located on 4.2 acres and consists of a number of buildings, comprising a total of 30,330 sq. ft.

CPAC Imaging's headquarters are located in Duluth, Georgia, with leased office space of approximately 6,100 sq. ft. under a six-year lease expiring on July 31, 2009. CPAC Imaging's main domestic manufacturing plant (formerly Allied) is located in Norcross, Georgia, with an 84,212 sq. ft. facility and is leased until August 31, 2008. CPAC Imaging has terminated its 35,000 sq. ft. warehouse and office space in St. Louis, Missouri, (formerly Trebla Chemical) in June 2005.

CPAC Europe owns 4.1 acres of land in Industriepark Herentals (near Antwerp), Belgium. The building, which is 43,900 sq. ft., has a mortgage outstanding on the property until 2010.

CPAC Italia leases 29,350 sq. ft. of office, warehousing, and industrial space in Gorgonzola, Italy. The lease on the present facility has just over two years remaining (original lease term was six years ending September 30, 2007), with a six-year renewal option (to September 30, 2013).

The Fuller Brush Company, Inc.'s 495,000 sq. ft. facility is located in Great Bend, Kansas. The single story building contains manufacturing, distribution, office facilities, and retail outlet store, and has access to both truck and rail transportation for shipping purposes. The facility was financed through an Industrial Revenue Bond, which is outstanding until June 2009. Fuller Brush constructed a 105,000 sq. ft. North America Distribution Center (warehouse facility) on its property in Great Bend, Kansas, to accommodate Fuller's present inventory and to position Fuller Brush for future acquisitions and revenue growth. Fuller also leases seven third-party, retail outlet stores with two stores located in Missouri and one located in each of the following: Connecticut, Florida, Maine, South Carolina, and Tennessee. There is also an outlet store located at the Fuller Brush offices in Kansas.

Stanley Home Products operation leases 6,800 sq. ft. of office space in Agawam, Massachusetts, under a five-year lease commitment, expiring in 2006.

In fiscal 2005, CPAC Africa expanded its manufacturing space by relocating to an 18,290 sq. ft. facility located in Pretoria, South Africa, under terms of a three-year lease expiring in February 2007.

CPAC Asia owns its 33,000 sq. ft. facility located in Chachoengsao, Thailand. Subsequent to the Company's fiscal year end, it entered into a three-year lease for a 33,900 sq. ft. facility located in Taishan City, Guangdong Province, P.R. China.

In management's estimation, all facilities are adequate to allow the Company to continue operations.

Item 3.     LEGAL PROCEEDINGS.

No material litigation is pending to which the Company and/or its subsidiaries is a party or of which property of the Company and/or its subsidiaries is the subject.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Special Meeting of the Shareholders of the Company was held on March 9, 2005; and our shareholders voted on the following proposals:
1. Approve the adoption by the Board of Directors of the 2004 Executive Long Term Stock Investment Plan and the reservation of 350,000 common shares thereunder, with votes cast as follows:
For 2,254,192	Against 845,498	Abstain 14,662
2. Approve the grant of an option to a new director, José J. Coronas, to purchase 15,000 shares of CPAC's $.01 par value common stock, with votes cast as follows:
For 2,534,359	Against 566,581	Abstain 13,412
3. Approve the amendments to the Non-Employee Directors Plan, with votes cast as follows:
For 2,468,876	Against 622,687	Abstain 22,709

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market on which the Company's Common Stock is being traded is the NASDAQ National Market System.
	Fiscal 2005				Fiscal 2004
	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q
Price per share:
High	$5.430	$5.590	$5.900	$6.150	$6.490	$6.780	$6.990	$6.460
Low	4.450	4.960	5.060	5.420	5.510	5.810	5.620	5.010

The source of such quotations is from the Nasdaq-Amex OnlineSM service. Such online quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

The approximate number of holders of record of the Common Stock of the Company as of March 31, 2005 is 2,270. This number includes only holders of record and beneficial holders who have disclosed that they are recordholders. Regular, quarterly dividends of $0.07 a share have been paid in both years 2005 and 2004.

The following table provides information as of March 31, 2005 concerning compensation plans previously approved by security holders and not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)(2) (3)
Equity compensation plans approved by security holders(1)	960,911	$8.19	350,000
Equity compensation plans not approved by security holders	0	0	0
Totals	960,911	$8.19	350,000

(1)	Includes all options outstanding under the Executive Long-Term Stock Investment Plan and the CPAC, Inc. Non-Employee Directors Stock Option Plan.
(2)

The CPAC, Inc. Non-Employee Directors Stock Option Plan allows annual, automatic grants for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the Annual Meeting of Shareholders, at a price equal to the fair market value at that date.

(3)	A total of 350,000 option shares are available for future grant under the 2004 Executive Long-Term Stock Investment Plan. There are no shares available for future grant under the 1994 Plan.

Item 6.     SELECTED FINANCIAL DATA.

	For the Years Ended March 31,
	2005	2004	2003(1) (2)	2002	2001(3)
Net Sales	$ 87,213,244	$ 90,010,745	$ 95,290,340	$ 97,779,098	$104,544,036
Operating income (loss)(4)	56,302	(223,692)	3,874,919	5,134,641	8,320,623
Income before income tax expense	(1,259,886)	(3,818,540)	3,277,019	4,486,959	7,298,852
Income (loss) before cumulative effect of change in accounting principle	(3,846,886)	(3,349,540)	2,041,435	2,929,959	4,584,852
Net income (loss)	(3,846,886)	(3,349,540)	(4,239,816)	2,929,959	4,584,852
Net income (loss) per common share-basic:
Before cumulative effect of change in accounting principle	(0.78)	(0.68)	0.40	0.56	0.83
Cumulative effect of change in accounting principle, net(5)	--	--	(1.24)	--	--
Basic net income (loss) per share	(0.78)	(0.68)	(0.84)	0.56	0.83
Net income (loss) per common share-diluted:
Before cumulative effect of change in accounting principle	(0.78)	(0.68)	0.40	0.56	0.82
Cumulative effect of change in accounting principle, net(5)	--	--	(1.24)	--	--
Diluted net income (loss) per share	(0.78)	(0.68)	(0.84)	0.56	0.82
Total assets	59,421,292	64,732,686	67,678,871	75,768,895	77,077,170
Total long-term debt(6)	7,092,421	6,981,645	7,978,401	8,465,896	8,995,490
Cash dividends declared	1,385,528	1,385,201	1,426,080	1,454,697	1,558,331
Cash dividends per share	0.28	0.28	0.28	0.28	0.28

(1)

In April 2003, the Company increased its investment in affiliate to 40%, and in accordance with APB 18, adopted the equity method of accounting. 2003 financial statements have been restated to account for the Company's previous 19% ownership, as if it had been accounted for under the equity method.

(2)

In 2003 the Company adopted the non-amortization provisions of SFAS No. 142. As a result of the adoption, results for 2003 do not include certain amounts of amortization of goodwill that are included in the prior years' financial results. See Note 6 to the Company's Consolidated Financial Statements for additional information.

(3)	In accordance with EITF 00-10, shipping and handling costs billed to customers have been reclassified to net sales, with no impact on operating or net income.
(4)	Income before interest expense (income) net, non-operating income (expense) and income tax expense.
(5)

Upon adoption of SFAS No. 142 in 2003, the Company recorded an impairment adjustment of $6,281,251, net of tax. See Note 6 to the Company's Consolidated Financial Statements for additional information.

(6)	Includes current maturities.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

For purposes of financial reporting, the Company operates in two industry Segments: the Fuller Brands Segment, which is involved in developing, manufacturing, distributing, and marketing branded consumer and commercial cleaning and personal care products in North America and internationally, and the CPAC Imaging Segment, which includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa, and Thailand. The products of each Segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between Segments are not material.

The Company's financial results for the fiscal year ended March 31, 2005 include: an after tax charge of $0.10 per diluted share for an impairment loss recognized on an investment it owned; an after tax charge of $0.05 per diluted share for its equity in losses of TURA (See Note 2 to the Consolidated Financial Statements); and an after tax charge of $0.65 per diluted share for the recognition of a valuation reserve on its consolidated deferred tax assets (See Note 10 to the Consolidated Financial Statements).

The Company's financial results for the fiscal year ended March 31, 2004 include: an after-tax charge of $0.15 per diluted share for the Imaging Restructuring initiative (See Note 9 to the Consolidated Financial Statements); an after-tax charge of $0.12 per diluted share for its 40% equity in losses from TURA, AG of Duren, West Germany (now required to be recognized due to the change in accounting as a result of CPAC's increased ownership); and an after-tax charge of $0.47 per diluted share related to the recognition of an impairment loss on the Company's investment in TURA (See Note 2 to the Consolidated Financial Statements regarding TURA charges).

Net Sales

The Company's net sales decreased 3.1% in 2005 as compared to 2004 and 5.5% in 2004 as compared to 2003 (decreased 4.4% and 7.5%, respectively, excluding the impact of foreign currency exchange).

For the Fuller Brands Segment, net sales for fiscal 2005 increased 1.4% as compared to 2004. The Fuller Brush operation continued its exceptional performance with sales increases of 18.4% compared to 2004. Continued growth in Fuller's home shopping business, coupled with sales from its newly launched retail initiatives, drove the strong increase.

Stanley Home Products net sales declined 13.9% in 2005 as compared to 2004. In fiscal 2005, Stanley continued the process of updating its product packaging, product offering, and independent representative compensation plan to attract new recruits. Recruiting numbers improved as a result, but not significantly enough to offset attrition of older field sales leaders. The new compensation plan was introduced in a high-growth Hispanic area of the country, and after a six to twelve month learning curve, has been successfully adopted. Stanley is focused on implementing the plan in another Hispanic region of the country in fiscal 2006 and on using it to open new green field territories. Given the rate of attrition and acceptance of change by the current field, the company expects improvement to be gradual.

Cleaning Technologies Group net sales also declined 8.2% in 2005 as compared to 2004, primarily from lower sales to distributors and continued reductions in its existing Kmart business. The operation remains focused on expanding nationwide coverage through manufacturing representative agencies that are currently being trained. National accounts business, with longer selling cycles, has been slower to realize, and year-to-date gains have not offset the decline in Kmart business. CTG has successfully introduced a line of environmental "green" cleaning products and continues to focus on new products to meet floor care needs for safety, convenience, and value. The commercial cleaning industry is considered to be fragmented; and the Company believes there are opportunities to acquire or partner with other firms to strengthen its competitive position in the marketplace.

For the Fuller Brands Segment, net sales for 2004 decreased 7.1% as compared to 2003. Fuller experienced a 7.9% net sales decline for 2004 as compared to 2003. The decline was largely attributable to a decrease in certain private label business, lessened by an increase in the home shopping network business.

Stanley net sales declined 10.9% in 2004 as compared to 2003. With its hiring of a new president, Stanley defined a new strategic direction, which emphasized new product development and improvement in recruitment of independent sales representatives, coupled with increased average order size. These improvements, once instituted, were expected to slow rates of sales declines.

CTG net sales also declined 4.5% in 2004 as compared to 2003. CTG's business in fiscal 2004 was impacted by lower distributor sales to school districts, due to state and local budget constraints. To help offset the decline, CTG developed a strategy to diversify its customer mix by focusing on sales to national accounts, retail chains, and GSA scheduled business for government procurement. These measures were also expected to mitigate and reverse sales declines in future periods.

In the Imaging Segment, net sales decreased 9.4% for 2005 as compared to 2004 (decreased 12.3%, excluding the impact of foreign currency exchange). The shift from conventional film-based to digital imaging continues to negatively impact sales of the Company's medical and photographic chemistry and equipment. In domestic markets, sales declines were in the range of 12% to 17% in fiscal 2005 versus fiscal 2004. Although the Company removed capacity in the U.S. last year by consolidating manufacturing plants, the revenue shortfall has continued to depress profitability. As the industry consolidates, the Company is currently pursuing outsource manufacturing opportunities within its markets and believes it is in good position as a competitive supplier for North America.

In Europe, both the shift to digital, coupled with the strengthening of the Euro versus the dollar, impacted the Company's operations in Belgium and Italy and the markets they serve. Both companies had significant reductions in sales and profitability in 2005 as compared to 2004. The European difficulties in 2005 were offset, however, with continued strong results at CPAC Asia and CPAC Africa (See Foreign Operations discussions for international operations' results).

The Company's Imaging Segment believes that it is uniquely positioned to leverage its strategic, worldwide locations; product formulation capabilities; and market expertise to become a competitive, outsource private-label imaging chemical supplier to major industry players, as they invest resources in digital technology. This strategy, coupled with a plan for necessary reduction in future, fixed operating costs is anticipated to improve Segment performance.

In the Imaging Segment, net sales decreased 3.3% for 2004 as compared to 2003 (decreased 8.1%, excluding the impact of foreign currency exchange). Most Imaging operations, domestically and internationally, with the exception of CPAC Asia and CPAC Africa, had lower net sales in 2004 as compared to 2003 on a local currency basis. This reflected the worldwide slowdown in the traditional imaging marketplace, due partly to the advances of digital products, fierce competition from larger entities, and currency pressures overseas, due to the stronger Euro and Japanese yen versus the U.S. dollar. Domestically, the Company's medical imaging and photo imaging had decreases in 2004 as compared to 2003 ranging from 11.3% to 16.2%. The advances of digital technology will continue to impact both of these operations in future periods. Reduction in revenue was anticipated, spurring the Imaging Restructuring plan, which enabled the Company to manufacture all domestic imaging products at one location (See Foreign Operations discussion for international operation's annual results).

Gross Margins

Consolidated gross margins were 42.6% for 2005 versus 43.0% and 45.0% for the years ended March 31, 2004 and 2003, respectively.

Gross margins in the Fuller Brands Segment were 48.5%, 48.5%, and 50.3% for the years ended March 31, 2005, 2004, and 2003, respectively. Although the Segment experienced raw material price increases for its chemical and petroleum-based products in 2005, these increases were offset by fluctuations in product mix. The decline in gross margins in 2004 versus 2003 reflected the impact of lower production volume through the Great Bend, Kansas, manufacturing facility, due to lower sales in each operation. Pricing for certain products are being reviewed for fiscal 2006, in light of higher material costs in an effort to improve gross margins. However, increasing manufacturing through-put in the Great Bend facility is a key factor in maintaining and improving gross margins in future periods

Gross margins in the Imaging Segment were 33.6%, 35.6%, and 37.5% for the years ended March 31, 2005, 2004, and 2003, respectively. The decline in gross margins in 2005 versus 2004 reflected reductions in revenues occurring quicker than fixed cost reductions in the Company's domestic manufacturing operations. Volume increases at CPAC Asia and CPAC Africa helped to mitigate the margin decline, as well as realization of manufacturing efficiencies in the Segment's Norcross, Georgia, manufacturing facility late in the fiscal year. Despite this, the Company believes that margins may continue to erode slightly, due to pricing pressures and declining domestic volumes. The decline in 2004 versus 2003 reflected the continued pressures on pricing, due to the declining worldwide photographic and medical imaging markets, coupled with lower volumes of production.

Selling, Administrative and Engineering Expenses

Consolidated selling, administrative, and engineering costs in 2005 were 41.5% of net sales, versus 41.1% and 40.3% for the years ended March  31, 2004 and 2003, respectively.

For the Fuller Brands Segment, selling, administrative, and engineering expenses for 2005 were 44.9% of net sales, as compared to 45.3% and 44.4% for the years ended March 31, 2004 and 2003, respectively. The decrease in the percentage in 2005 over 2004 is a function of certain non-recurring selling and marketing expenses incurred in 2004, prior to the Company's entry into the retail marketplace. As the Company's business through the home shopping network and retail industry increases, the Segment's selling, administrative, and engineering expenses may increase as a percentage of net sales, as these distribution channels have higher selling costs. The increase in the percentage in 2004 versus 2003 reflects additional expense related to increased sales and marketing management, packaging revisions, and other initiatives related to Fuller's expansion into the retail marketplace. The increase also reflects the reduction in revenues in all operations. During 2004's fourth quarter, the Segment undertook a comprehensive review of its fixed costs, which resulted in small reductions in personnel and other discretionary spending.

In the Imaging Segment, selling, administrative, and engineering costs for 2005, exclusive of the Imaging restructuring charges, were 35.9% of net sales, as compared to 35.2% and 34.2% for the years ended March 31, 2004 and 2003, respectively. The increase in 2005 versus 2004, as a percentage of net sales reflects revenue declines exceeding expense containment efforts in the Segment's domestic and European operations. This was offset somewhat by increased revenues with minimal increases in expenses at CPAC Asia and CPAC Africa. The increase in 2004 versus 2003 is largely a result of revenues declining at a greater rate than expenses, especially in the Segment's domestic operations. While the Imaging

Restructuring plan helped eliminate duplicate costs in the domestic Imaging operations, the Segment also continued to reduce fixed costs in light of falling revenues, including headcount and other discretionary spending during the fourth quarter of 2004. The Company continued to seek fixed cost reductions in its European operations, which were impacted by increasing digital imaging competition, as well as adverse currency pressures.

Research and Development Expenses

Research and development expenses, as a percentage of sales were approximately 1% of net sales for 2005, versus 0.8% and 0.7% of net sales for 2004 and 2003, respectively. The level of expense reflects the Company's emphasis of focusing on improving existing products or developing complementary products, based on customer needs.

For 2006, the Fuller Brands Segment will need to continue developing new products to accelerate its entry into the retail marketplace and sustain its growing television shopping business, stimulate recruitment efforts in its direct selling business, as well as continuing to enhance CTG's commercial cleaning product offerings to compete in the highly-competitive janitorial sanitation business.

In the Imaging Segment, continued effort will be placed on developing easy-to-use prepackaged, chemical formulations and innovative wrap-around-programs, involving chemistry, paper, and equipment for use in domestic and overseas imaging markets. These efforts are not expected to increase research and development expenses, as a percentage of sales, significantly from prior periods.

Net Interest Expense

Net interest expense (interest expense less interest income) decreased 15.2% in 2005 versus 2004. Lower foreign debt levels in 2005 versus 2004 contributed to the decline.

Net interest expense (interest expense less interest income) increased 3.2% in 2004 versus 2003. While interest expense declined, due to lower debt levels, interest income declined even greater, due to lower levels of invested cash.

Income Taxes

The Company's consolidated income tax provision and resulting effective tax rate for 2005 were impacted significantly by the $3.2 million valuation reserve that was recorded in the fourth quarter against the Company's domestic net deferred tax assets. A "soft" fourth quarter for the Fuller Brands Segment, coupled with higher than expected fourth quarter operating losses in the domestic Imaging Segment, increased the Company's year-to date loss, where, under criteria specified in SFAS No. 109, "Accounting for Income Taxes" (cumulative losses experienced over several years), the Company is no longer able to assert that realization of its future tax benefits was "more likely than not."

The income tax provision also reflects a tax benefit from the carry-back of substantially all of the domestic net operating losses against previously remitted federal taxes. In fiscal 2006 and beyond, any future domestic net operating losses would only be available to offset future taxable income. In addition, the 2005 provision reflects the benefits of the CPAC Asia tax holiday in Thailand (computed to be approximately $371,000 or $0.08 per diluted share, under a seven-year tax holiday on manufacturing operation earnings, expiring in August 2006), as well as the utilization of CPAC Africa's net operating loss carryforward to offset taxable income. CPAC Europe and CPAC Italia's tax provisions in 2005 were not material.

The Company's provision also recognized a tax liability based on "the American Jobs Creation Act of 2004" (the Act), which became law in the United States on October 22, 2004. Included in the Act was a provision that allowed for a one-time tax dividends received deduction of 85% of the foreign earnings remitted by foreign subsidiaries to U.S. parent companies through December 31, 2005. The earnings available for remittance were those earnings previously designated as reinvested indefinitely. The Company evaluated the legislation and determined that certain previously unremitted earnings related only to its wholly-owned foreign subsidiary, CPAC Asia Imaging Products Limited, would be repatriated. In March of 2005, CPAC Asia declared a special dividend of $2,297,000 payable to CPAC, Inc. (a portion of its previously unremitted earnings) and remitted the amount prior to March 31, 2005. In accordance with the Act requirements, the use of these funds was described in a domestic reinvestment plan approved by the Company's senior management and Board of Directors. The Company has recorded the applicable $117,000 tax liability, after the one-time dividends received deduction, in its 2005 tax provision. At March 31, 2005, all other income of the Company's foreign subsidiaries is considered to be permanently reinvested, and as such, deferred income taxes have not been provided on this income. It is not practicable to estimate the amount of additional tax that might be payable on this foreign income if distributed (See Note 10 to the Consolidated Financial Statements for further discussion on the 2005 consolidated tax provision).

For 2006, the Company expects to maintain a valuation allowance on future tax benefits related to its domestic income, until an appropriate level of profitability is sustained or it is able to develop additional tax planning strategies that would generate taxable income. Until then, the Company's tax provision will include the net tax expense or benefit attributable to certain foreign operations and the expense or benefit from U.S. operations will be recorded as an adjustment to the valuation allowance.

In 2004 the Company recorded a net tax benefit of ($469,000) or (12.3)% of the pretax loss. The benefit was primarily attributable to domestic losses that were carried back to offset previous year's earnings, resulting in various state and U.S. refundable taxes. The net benefit was reduced somewhat by foreign tax expense, resulting from earnings at CPAC Europe, CPAC Italia, and CPAC Africa. The Company's Asian subsidiary continued to enjoy the tax savings from its seven-year tax holiday granted in Thailand, which amounted to approximately $306,000 ($0.06 per diluted share).

The effective tax rate for income before taxes and cumulative effect of change in accounting principle was 34.1% in 2003, as compared to 34.7% in 2002. The continued reduction in the Company's effective tax rate in 2003 resulted from a lower provision from its Italian operation, who received certain tax credits and benefits related to its facility relocation, as well as the utilization of net operating loss carryforwards at its African operation. Similar to 2002, the effective rate shows the benefits of the seven-year tax holiday existing for the Company's Asian subsidiary, as well as lower state taxes due to reduced domestic earnings. In conjunction with the SFAS No. 142 goodwill adjustment recognized by the Company in the first quarter of 2003 amounting to $10,469,251, a tax benefit of $4,188,000 was recorded. This deferred asset in 2004 was expected to be realized over the next nine years, as the goodwill was deducted for income tax purposes.

At March 31, 2004 the Company had recorded gross deferred tax assets of approximately $4,471,000 with no valuation reserve. These deferred tax assets consisted primarily of domestic (U.S. Federal and State) tax benefits for items which have been recognized for financial reporting purposes, but which will be reported on tax returns to be filed in the future and approximately $368,000 representing tax-effected foreign net operating loss carryforwards. Realization of the domestic portion of the net deferred tax asset is dependent upon profitable operations in the United States during future years. Despite domestic pretax losses for the year ended March 31, 2004, the Company believed they were primarily attributable to the asset impairment and equity in losses from its investment in TURA and the Imaging Restructuring plan and that the Company would return to profitability in fiscal 2005. Likewise, realization of the deferred tax asset related to the foreign net operating loss carryforward was also dependent on future, foreign income. Although realization for both was not assured, the Company believed at March 31, 2004, in following the criteria specified in SFAS No. 109, "Accounting for Income Taxes," that it was more likely than not that such assets will be realized.

Net Loss

The Company's net loss for the year ended March 31, 2005 increased $497,346, as compared to the year ended March 31, 2004. The recognition of a valuation reserve against consolidated net deferred tax assets, an impairment adjustment related to a third party investment, and equity losses recognized on the Company's investment in TURA, coupled with revenue declines in 2005 versus 2004 in the Imaging Segment, all contributed to the increase in the Company's net loss.

The Company's income before the cumulative effect of a change in accounting principle for the year ended March 31, 2004 decreased $5,390,975 from the prior year. The Imaging restructuring expenses, the increasing losses of TURA required to be recognized under the equity method of accounting, the impairment charge related to the Company's investment in TURA, and the reduced revenues in both Segments contributed to the decline.

The net loss after the cumulative effect adjustment was ($4,239,816) or ($0.84) a diluted share. The Company adopted SFAS No. 142 during the first quarter of 2003 and recorded a one-time, non-cash expense of $6,281,251, net of a tax benefit of $4,188,000, or $1.24 per diluted share. The adjustment related to the Fuller Brands Segment's Cleaning Technologies Group investment in fiscal 1998, whose goodwill was determined to be impaired, based on calculating the present value of future cash flows. CTG had been impacted by several factors, including continued, reduced operating performance (See Note 6 to the Consolidated Financial Statements).

Foreign Operations

The results of operations for the Company's foreign subsidiaries, including the impact of currency exchange, are reported on a three-month lag. Intercompany sales between foreign operations have been eliminated in discussions of year-over-year fluctuations on a U.S. dollar basis, as well as disclosures concerning amounts and percentages, with foreign currency impacts excluded.

Combined net sales for the Company's operations in Thailand, South Africa, Belgium, and Italy for fiscal 2005 as compared to 2004 decreased approximately $370,000 or 2.5% (or decreased approximately $1,489,000 or 10.0%, excluding the impact of currency exchange). For fiscal 2005 CPAC Europe and CPAC Italia net sales combined decreased 15.9% (decreased 23.1%, after removing currency impact). CPAC Asia's sales decreased less than 1.0% (decreased 3.0%, after removing currency impact). CPAC Africa continued to demonstrate growth, as net sales increased approximately $1,083,000 or 95.7% ($727,000 or 64.3%, after removing currency impact).

Combined net sales for the Company's operations in Thailand, South Africa, Belgium, and Italy for fiscal 2004 as compared to 2003 increased approximately $1,940,000 or 14.9% (or increased approximately $95,000 or 0.7%, excluding the impact of currency exchange). For fiscal 2004 CPAC Europe and CPAC Italia net sales combined increased 10.5% (decreased 6.3%, after removing currency impact). CPAC Asia's sales increased 17.2% (increased 13.1%, after removing currency impact). CPAC Africa's net sales increased approximately $380,000 or 51% ($62,000 or 8.2%, after removing currency impact).

Combined pretax profits for fiscal 2005, prior to minority interests and equity in losses of TURA, decreased approximately $215,000 (approximately $318,000, excluding impact of currency exchange), as compared to fiscal 2004. CPAC Europe and CPAC Italia's pretax profits combined decreased approximately $664,000 (approximately $687,000, excluding impact of currency exchange). CPAC Africa's fiscal 2005 pretax income increased approximately $233,000 (approximately $182,000, after removing currency impact), while CPAC Asia's profits were up approximately $216,000 (approximately $187,000, after removing currency impact) over fiscal 2004.

Combined pretax profits for fiscal 2004, prior to minority interests and equity in losses of TURA, increased approximately $412,000 (approximately $286,000, excluding impact of currency exchange), as compared to fiscal 2003. CPAC Europe and CPAC Italia's pretax profits combined increased approximately 23% (approximately 3%, excluding impact of currency exchange). CPAC Africa's fiscal 2004 pretax income declined approximately $111,000 (approximately $134,000, after removing currency impact), while CPAC Asia's profits were up approximately $446,000 (approximately $410,000, after removing currency impact) over fiscal 2003. Over $333,000 of this increase resulted from the fiscal 2003 CPAC Asia bad debt provision increase, due to a troubled distributor account.

As disclosed in the Consolidated Financial Statements, the Company accounts for its 40% investment in TURA under the equity method. However, the Company's recognition of the 40% share of the losses of TURA during the first six months of fiscal 2005 effectively reduced the basis of its investment to zero. The Company was not obligated to fund any losses or record its 40% share of TURA equity earnings or losses in future periods, unless TURA became profitable. Over the last six months, TURA attempted to restructure its operations by reducing its workforce, replacing its former president, and terminating financial management in an effort to reduce operating losses and improve cash flows. However, TURA was unsuccessful and is currently undergoing liquidation under German government supervision.

During 2004, the Company increased the investment in TURA to 40% requiring the change in accounting for this investment to the equity method. Commencing in the second quarter of fiscal 2004, the Company recorded its 40% share of TURA's net loss, plus the amortization of the purchase price (in fiscal 2003 and the first quarter of fiscal 2004, the Company recorded its 19% of TURA's net loss, plus the amortization of the purchase price). TURA's results reflected the worldwide economic pressures on the traditional film markets, as well as the stronger Euro against the dollar.

In May 2004 the Company met with the investee's primary lending institution to discuss the financial condition of TURA, who was experiencing significant cash flow difficulties, due to continuing operating losses. While TURA was granted an extension until September 30, 2004 on the maturity date of its working capital line of credit, the ability for TURA to meet its normal day-to-day operating expenses was conditional on obtaining future, capital infusions. Although the Company had the option of increasing its ownership stake to 51% by October 2004, it declined to do so.

After recognition of approximately $595,000 and $180,000 of equity losses, including $160,000 and $145,000 of excess purchase price amortization for the years ended March 31, 2004 and 2003, respectively, the Company believed that the ability of TURA to generate sufficient future cash flows was uncertain. TURA's financial statements showed current liabilities exceeding current assets, certain debt obligations having covenant violations, and operating losses continuing through TURA's first quarter. The Company believed TURA's current financial decline was other than temporary and recognized an impairment loss of approximately $2,320,000 or $.047 cents per diluted share for the year ended March 31, 2004, reducing the estimated fair market value of the Company's investment at March 31, 2004 to $250,000. The impairment adjustment reduced the previously allocated excess purchase price, leaving a value that the Company believed was largely attributable to the supply contracts between the Company and TURA. During fiscal 2005, this value was written down to zero.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At March 31, 2005 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

Imaging Restructuring

During fiscal 2004, the Company completed the shift of its domestic manufacturing of photochemicals from its St. Louis, Missouri, facility to its CPAC Imaging America's manufacturing facility in Norcross, Georgia. The transfer of the manufacturing fixed assets, as well as the retrofitting of the Georgia facility to absorb this production, was completed during the fourth quarter of fiscal 2004.

Related to this endeavor, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and accounted for the employee termination costs and other costs associated with the move under its guidelines. The total expenses incurred in this project were approximately $1,275,000. As of September 30, 2004, all termination benefit costs and other move-related costs accrued at March 31, 2004 were fully paid.

The table below summarizes the total costs accrued and paid under the criteria described in SFAS No. 146:

	Severance Pay and Benefits Reserve	Unaudited Other Associated Costs Reserve	Total
First Quarter Fiscal 2004 Charges	$ 168,000	$ 12,000	$ 180,000
First Quarter Fiscal 2004 Paid	0	0	0
June 30, 2003 Balance	168,000	12,000	180,000
Second Quarter Fiscal 2004 Charges	294,000	123,000	417,000
Second Quarter Fiscal 2004 Paid	(88,000)	(107,000)	(195,000)
September 30, 2003 Balance	374,000	28,000	402,000
Third Quarter Fiscal 2004 Charges	104,000	430,000	534,000
Third Quarter Fiscal 2004 Paid	(226,000)	(424,000)	(650,000)
December 31, 2003 Balance	252,000	34,000	286,000
Fourth Quarter Fiscal 2004 Charges	10,000	134,000	144,000
Fourth Quarter Fiscal 2004 Paid	(128,000)	(161,000)	(289,000)
March 31, 2004 Balance	134,000	7,000	141,000
First Quarter Fiscal 2005 Charges	0	0	0
First Quarter Fiscal 2005 Paid	(100,000)	(7,000)	(107,000)
June 30, 2004 Balance	34,000	0	34,000
Second Quarter Fiscal 2005 Charges	0	0	0
Second Quarter Fiscal 2005 Paid	(34,000)	0	(34,000)
September 30, 2004 Balance	$ 0	$ 0	$ 0

The Company completed the sale of the St. Louis facility on September 27, 2004 and recorded a gain on the sale of approximately $63,000.

In the fourth quarter of fiscal 2005, the Company concluded that it would not utilize, nor was able to sublease its 35,000 square feet of warehouse space in St. Louis, Missouri, which it was renting under a ten-year lease obligation (with an option to terminate as of January 31, 2007, with 12 month's notification). The Company then entered into negotiations with its landlord, resulting in a "termination of lease agreement" that will allow the Company to pay a settlement amount of $150,000 to terminate the lease as of June 30, 2005, resulting in a savings to the Company of $170,000. The lease termination fee has been accrued at March 31, 2005, with the expense recorded in cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):
	For the Years Ended March 31,
	2005	2004	2003
Cash provided by (used in):
Operating activities	$ 2,049	$ 4,088	$ 6,153
Investing activities	(628)	(4,005)	(1,662)
Financing activities	(1,468)	(2,239)	(2,635)
Currency impact on cash	10	37	19
Net increase (decrease) in cash and cash equivalents	$ (37)	$ (2,119)	$ 1,875

Net cash provided by (used in) operating activities

Consolidated net cash provided by operating activities decreased in 2005 as compared to 2004, largely due to planned inventory increases in the Fuller Brands Segment to support the home shopping and retail business, offset somewhat by increases and decreases in other operating assets and liabilities in the last quarter of the fiscal year.

Consolidated net cash provided by operating activities decreased in 2004 as compared to 2003, due to reduced operating profits in both Segments.

Net cash provided by (used in) investing activities

Consolidated net cash used in investing activities decreased in 2005 versus 2004, due to cash received in 2005 from the sale of the Company's St. Louis, Missouri, manufacturing facility, coupled with lower capital additions and lower business investments. The Company did invest $300,000 in acquiring the 20% minority ownership share in CPAC Asia Imaging Products Limited in September 2004.

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

Net cash provided by (used in) financing activities

Consolidated cash used in financing activities decreased in 2005 versus 2004, due to lower debt payments made. In 2004 CPAC Asia repaid its various term debt obligations early and remained "debt free" in 2005.

Consolidated net cash used in financing activities decreased in 2004 over 2003, due to decreased repurchases of the Company's common stock, offset by increased debt repayments. In fiscal 2004, CPAC Asia's strong cash flows allowed it to repay its outstanding term debt early.

Working Capital and Leverage Ratios

Working capital is the excess of current assets over current liabilities. The working capital ratio is calculated by dividing current assets by current liabilities. The ratio of long-term debt to shareholders' equity is calculated by dividing long-term borrowings (current and long-term portions) by shareholders' equity.
	For the Years Ended March 31,
	2005	2004	2003
Working capital (in thousands)	$30,377	$30,068	$31,954
Working capital ratio	4.16 to 1	4.06 to 1	4.28 to 1
Long-term debt to shareholders' equity	0.18 to 1	0.16 to 1	0.17 to 1

During 2005 working capital increased, as described above, largely due to the sale of the St. Louis manufacturing facility, decreased capital expenditures, and decreased expenditures on business investments. The long-term debt to shareholders' equity ratio increased slightly, due to an increased net loss experienced in 2005, coupled with slightly higher borrowings.

During 2004 the Company's working capital declined, as described above, due to increased investment in TURA, increased capital expenditures related to the Imaging Restructuring project, and reduction in CPAC Asia's long-term, term note obligations. The long-term debt to shareholders' equity ratio improved slightly, due to larger than normal reductions in foreign subsidiary debt.

In 2003 the Company continued to build working capital, despite lower sales and profits, due to tight cash controls, aggressive receivable collections, implementation of inventory reduction goals within the Fuller Brands Segment, and reduction in working capital borrowings at CPAC Asia, as a result of continued strong cash flow.

On June 10, 2005, the Company amended its line of credit agreement (Agreement) with Bank of America, N.A. (BOA), extending its maturity date to October 31, 2007. The Agreement includes a maximum borrowing capability of $3,000,000 with interest at the 30-day LIBOR rate plus 1.25% to 2.00% based on funded debt to EBITDA parameters. The Company also renewed its $6.2 million letter of credit facility, which collateralizes the Fuller Brands' Industrial Revenue Bonds to October 31, 2007. At March 31, 2005, the Company had not accessed its line of credit.

The amended Agreement requires the Company to meet various quarterly and annual debt covenants, including minimum deposit liquidity, minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions. At March 31, 2005, the Company was in compliance with its various loan covenants or received appropriate waivers.

The Company's wholly-owned subsidiary CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $514,000 based on the year-end conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 7.75% at March 31, 2005. CPAC Asia had borrowings against the line of credit of $0 and $1,402 at March 31, 2005 and 2004, respectively.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of March 31, 2005. Additional financing may be necessary to allow the Company to pursue further acquisitions.

Asset Turnover Ratios
	For the Years Ended March 31,
	2005	2004	2003
(1) Receivables-days outstanding	45.6 days	47.3 days	47.8 days
(2) Annual inventory turns	2.8 times	2.9 times	3.0 times

Receivable days outstanding at March 31, 2005, as compared to March 31, 2004 and 2003, continued to show slight improvement, largely as a result of reduced days outstanding in the Fuller Brands Segment's accounts receivable. Improved credit and collection efforts with current and historically past-due customers contributed to the improvement.

Inventory turns continued their slight decrease in 2005 versus 2004 and 2003, partly due to planned increases at Fuller Brands to support their home shopping network and retail customer business, as well as decreased turns in the domestic Imaging Segment, due to a more rapid decline in sales than planned. While Fuller Brands' inventory levels will be conditional on the levels of business with the aforementioned distribution channels, efforts will be made to reduce Imaging's levels to more closely react to rapidly changing markets, which continued to be impacted by digital imaging.

Contractual Cash Obligations (amounts in thousands)

The following table summarizes information about the Company's consolidated contractual cash obligations and other commercial commitments (in thousands), as of March 31, 2005, and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:
Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$ 7,093	$ 264	$ 394	$ 6,237	$ 198
Operating leases	4,114	1,291	2,050	773	0
Other long-term obligations	1,625	325	650	650	0
Total contractual cash obligations	$ 12,832	$ 1,880	$ 3,094	$ 7,660	$ 198

Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Unused credit facilities(1) (2)	$ 3,514	$ 0	$ 3,514	$ 0	$ 0
Standby letters of credit	160	0	160	0	0
Total commercial commitments	$ 3,674	$ 0	$ 3,674	$ 0	$ 0

(1)	As of March 31, 2005, the Company had no borrowings against its $3 million line of credit with its primary domestic lending institution.
(2)	As of March 31, 2005, the Company's wholly-owned subsidiary CPAC Asia Imaging Products Limited had no borrowings against its $514,000 line of credit, with its primary lending institution.

The Company believes that these obligations have no material impact on CPAC, Inc.'s liquidity and capital resources. As of the date of the report, CPAC, Inc. had no other commercial commitments, which may impact its capital resources and liquidity.

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

In the Fuller Brands Segment, the product offerings consist of sales of cleaning and personal care chemical based products (both consumer and industrial) as well as related stick good products (i.e., brushes, brooms, mops). Although sales are generated through various distribution channels, such as independent distributors, Company employed sales associates, direct selling independent representatives, retail outlet stores, catalog, Internet, direct marketing partners, and direct to end users, the revenue recognition policies remain virtually the same in each operation or channel. Shipping of these products is primarily by land using independent freight carriers. At the time revenue is recognized, the Company provides for the estimated costs of product returns and reduces revenue for estimated returns. In the Consolidated Statement of Operations, the Company presents sales at "net," adjusting for sales discounts, returns, allowances, and volume rebates, which are not deemed significant.

In the Imaging Segment, revenue results primarily from sales of chemicals used in the photofinishing, medical imaging, or graphic arts arenas. Imaging's distribution channels, both domestic and international, are primarily through independent distributors, or direct to end users, with limited Company employed sales associates. Revenue recognition practices are similar in all venues. Domestically, most products are shipped via land carriers. In situations where legal contracts have stipulated the time at which title transfer has occurred ("fob destination" versus traditional "fob shipping"), revenue is recognized according to contract terms. Internationally, chemical products are shipped via truck and sea. Again, special emphasis is placed on reviewing contractual terms to ensure the point at which title and risk of ownership has transferred and that the other revenue recognition attributes criteria are present. Appropriate accruals for discounts and volume rebates, which exist for sales into the medical imaging market, are recorded at time of sale.

Allowance for Doubtful Accounts

The Company regularly reviews its customer accounts and records specific provisions for doubtful accounts to reduce the related receivable to the amount that is estimated to be collectible. The Company also records provisions for doubtful accounts based on a variety of factors including the Company's historical experience, current economic conditions, and other adverse industry or market trends. If circumstances related to specific customers were to change, the Company's estimates with respect to the collectibility of the related receivables could be further adjusted. The Company considers all available information in its quarterly assessments of the adequacy of the reserves for uncollectible accounts. The Company recorded an expense provision of $351,000, $351,000, and $778,000 to the consolidated statements of operations for the years ended March 31, 2005, 2004, and 2003, respectively. The provision added in 2005 versus 2004 was primarily related to the Imaging Segment, whose customers and markets reflect the "softness" of the traditional photographic market, due to the impact of digital imaging. While the Segment continues to seek out new opportunities, there are inherent risks in many of these markets (Latin America, South America, Eastern Europe), as well as increasing pressures on many of the Segment's existing U.S. distributors, which may continue to impact the collectibility of certain receivables in future periods. The increase in 2003's expense provision, as previously disclosed, was primarily due to CPAC Asia and CPAC Europe's troubled distributor receivables in Japan and Russia.

Inventory Reserves

The Company values its inventory at the lower of cost or market. As part of this valuation, reserve provisions are made to reduce inventory carrying values based on estimates of what is excess, slow moving, or obsolete, or for inventory whose carrying value is in excess of net realizable value. These provisions are based on current assessments about future demands, market conditions, and related management initiatives. If in the future, the Company determines that market conditions and actual demands are less favorable than those projected and, therefore, inventory is overvalued, the Company will be required to further reduce the carrying value of the inventory and record an expense at the time the determination is made. The

Company recorded an expense provision of $134,000, $457,000 and $253,000, for excess, slow-moving, and obsolete inventory to the consolidated statements of operations for the years ended March 31, 2005, 2004, and 2003, respectively. In 2005, both Segments disposed of much of the inventory identified in previous years as unsalable or obsolete. Fuller Brands continues to review their inventory, in light of product mix changes for the products being sold through home shopping network and retail distribution channels, and provide for products whose sales appear to be declining. The Imaging Segment continues to try and match current production levels with forecasted sales demand, to avoid an unnecessary buildup in inventory, which could potentially increase the reserve due to excess stock. The increase in 2004 over previous year's expense reflected additional reserve provisions in the Fuller Brands Segment for products experiencing net realizability issues, as well as the phase-out of certain product lines sold in the Segment's direct selling business. In addition, the Company's Imaging operations increased their reserves related to aging chemical and packaging inventory no longer salable.

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

Valuation Allowances for Deferred Income Taxes

Statement of Financial Accounting Standards No. 109 requires the Company to exercise judgment about its future results in assessing the realizability of its deferred tax assets. At March 31, 2005, the Company has gross deferred tax assets of approximately $4.5 million of which $4.1 million pertain to domestic operations. Due to the evidence of cumulative losses incurred over the last three years, the Company determined that the likelihood of realization of certain domestic deferred tax assets is uncertain and recorded a valuation allowance of $3.2 million in 2005 to reduce the net deferred tax assets to $417,000.

The Company expects to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S., is sustained, or it is able to develop additional tax planning strategies that would generate taxable income. Until then, the Company's tax provision will include only the net tax expense attributable to certain foreign operations and the expense or benefit from U.S. and certain foreign operations will be recorded as an adjustment to the valuation allowance.

Impact of Inflation

During the third and fourth quarters of fiscal 2005, each of the Company's Segments experienced increases in raw material product costs. Previously, inflation has not had a material adverse effect on the Company's costs. Historically, due to the competitive sales pressures in both the Fuller Brands and Imaging Segments, any inflation experienced has been difficult to pass on to the customer. However, both Segments will selectively target individual products for price increases in fiscal 2006, while continuing to seek productivity improvements to offset potential negative impacts of inflation in the near future.

Environmental Contingency

Remediation efforts related to issues raised by the state of Kansas when The Fuller Brush Company was acquired in 1995 are substantially complete. Although the Company has not yet received final acceptance from the applicable state agencies, management believes that the Company will not incur any significant, future costs related to this project.

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

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." This statement requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows, as well as the net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The statement is effective for financial statements with fiscal years ending after December 15, 2003, with disclosure of information about foreign plans effective for fiscal years ending after June 15, 2004. The Company does not provide a defined benefit pension plan, nor any defined benefit postretirement plan; the impact of this pronouncement is expected to be minimal. Disclosures concerning the Company's defined contribution plans in its foreign operating units, where applicable, were made for the fiscal year ending March 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and will supercede APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The revised statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, over the period during which an employee is required to provide service in exchange for the award. In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects, resulting from share-based payment arrangements. SFAS 123(R) is effective as of the first annual reporting period beginning after June 15, 2005. The Company is currently assessing the impact adoption of this pronouncement will have on the reported results of operations and financial position.

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

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Different from APB No. 20, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Statement defines retrospective application, as the application of a different accounting principle to prior accounting periods, as if that principle had always been used, or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement, as the revising of previously issued financial statements to reflect the correction of an error, and requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimates effected by a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted for accounting changes and corrections of errors made in fiscal years beginning after May 2005. The Company is currently reviewing the standard to determine upon adoption the impact, if any, on the reported results of operations and financial position.

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

c.	the level of competition and consolidation within the commercial cleaning supply industry;
d.	the success of Fuller Brands' entry into the retail marketplace;
e.	the effect of changes in the distribution channels for Fuller Brands;
f.	the ability to increase volume through the Great Bend manufacturing plant to absorb fixed overhead;
g.	the success of Stanley Home Products' new direct sales strategy that involves changes to its compensation plan, product focus, and recruiting methods to attract new independent representatives;
h.	the level of demand for the Company's Imaging products and the impact of digital imaging;
i.	the ability of the CPAC Imaging Segment to become a provider of worldwide manufacturing services for other companies in the traditional imaging markets;
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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

The Company's exposure to changes in interest rates results from investing and borrowing activities. At March 31, 2005, the Company has no interest rate swap agreements in place, which would limit its exposure to upward movements in interest rates. In the event interest rates were to increase or decrease by 1%, the effect on interest expense would not be material compared to that which would result if rates remained constant and at rates which existed at March 31, 2005.

Foreign Currency Exposure

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

In our opinion, the Consolidated Financial Statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CPAC, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note  2 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for its investment in affiliate, and as such, has restated its prior period financial statements to reflect this change. As discussed in Note 6 to the Consolidated Financial Statements, as of April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Rochester, New York
July 8, 2005

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND 2004

ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$ 7,710,031	$ 7,747,481
Accounts receivable (net of allowance for doubtful accounts of $1,557,000 and $1,542,000 at March 31, 2005 and 2004, respectively)	10,261,408	11,532,459
Inventory, net	18,757,863	17,230,999
Prepaid expenses and other current assets	3,009,825	2,271,978
Deferred tax assets, current	243,658	1,124,790
Total current assets	39,982,785	39,907,707
Property, plant and equipment, net	15,281,286	16,269,021
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,544,446 and $1,383,861 at March 31, 2005 and 2004, respectively)	776,230	930,681
Deferred tax assets, long-term	417,018	2,652,214
Other assets	2,771,547	3,561,484
Assets held for sale	--	1,219,153
	$ 59,421,292	$ 64,732,686
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 263,772	$ 210,174
Accounts payable	4,648,639	5,551,570
Accrued payroll and related expenses	1,970,780	1,692,167
Other accrued expenses and liabilities	2,722,649	2,385,488
Total current liabilities	9,605,840	9,839,399
Long-term debt, net of current portion	6,828,649	6,771,471
Deferred tax liabilities, long-term	245,404	--
Other long-term liabilities	4,134,351	4,204,323
Minority interests	219,020	830,328
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares at March 31, 2005 and 2004, respectively	50,321	50,321
Additional paid-in capital	9,613,906	9,613,906
Retained earnings	28,141,791	33,374,205
Accumulated other comprehensive income (loss)	1,172,198	638,921
	38,978,216	43,677,353
Less: Treasury stock, at cost, 85,307 shares at March 31, 2005 and 2004, respectively	(590,188)	(590,188)
Total shareholders' equity	38,388,028	43,087,165
	$ 59,421,292	$ 64,732,686

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	2005	2004	2003
Net sales	$ 87,213,244	$ 90,010,745	$ 95,290,340
Costs and expenses:
Cost of sales	50,054,655	51,270,837	52,367,255
Selling, administrative and engineering expenses	36,204,797	36,953,686	38,394,871
Research and development expense	897,480	734,565	653,295
Restructuring expenses	--	1,275,349	--
Interest income	(89,388)	(64,642)	(131,268)
Interest expense	480,180	525,541	578,080
	87,547,724	90,695,336	91,862,233
Income (loss) before non-operating income (expense), income taxes, and cumulative effect of change in accounting principle	(334,480)	(684,591)	3,428,107
Non-operating income (expense):
Minority interests	(174,970)	(219,372)	(151,088)
Equity in loss of affiliate, net of impairment	(250,436)	(2,914,577)	(179,584)
Other investment expense	(500,000)	--	--
	(925,406)	(3,133,949)	(330,672)
Income (loss) before income tax and cumulative effect of change in accounting principle	(1,259,886)	(3,818,540)	3,097,435
Provision (benefit) for income tax	2,587,000	(469,000)	1,056,000
Income (loss) before cumulative effect of change in accounting principle	(3,846,886)	(3,349,540)	2,041,435
Cumulative effect of change in accounting principle	--	--	(6,281,251)
Net loss	$ (3,846,886)	$ (3,349,540)	$ (4,239,816)
Net income (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$ (0.78)	$ (0.68)	$ 0.40
Cumulative effect of change in accounting principle, net	--	--	(1.24)
Basic net loss per share	$ (0.78)	$ (0.68)	$ (0.84)
Diluted:
Before cumulative effect of change in accounting principle	$ (0.78)	$ (0.68)	$ 0.40
Cumulative effect of change in accounting principle	--	--	(1.24)
Diluted net loss per share	$ (0.78)	$ (0.68)	$ (0.84)
Average common shares outstanding:
Basic	4,946,774	4,945,717	5,069,347
Diluted	4,946,774	4,945,717	5,077,728
Comprehensive income (loss):
Net loss	$ (3,846,886)	$ (3,349,540)	$ (4,239,816)
Other comprehensive income	533,277	1,353,924	1,028,332
Comprehensive loss	$ (3,313,609)	$ (1,995,616)	$ (3,211,484)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost

BALANCE, MARCH 31, 2002	$ 52,088	$ 10,538,823	$ 43,774,842	$ (1,743,335)	$ (590,188)

Repurchase and retirement of 178,287 shares of common stock	(1,783)	(932,839)	--	--	--
Net loss for the year	--	--	(4,239,816)	--	--
Cash dividends declared at $.28 a share	--	--	(1,426,080)	--	--
Translation adjustments	--	--	--	1,028,332	--

BALANCE, MARCH 31, 2003	50,305	9,605,984	38,108,946	(715,003)	(590,188)

Exercise of employee stock options	16	7,922	--	--	--
Net loss for the year	--	--	(3,349,540)	--	--
Cash dividends declared at $.28 a share	--	--	(1,385,201)	--	--
Translation adjustments	--	--	--	1,353,924	--

BALANCE, MARCH 31, 2004	50,321	9,613,906	33,374,205	638,921	(590,188)

Net loss for the year	--	--	(3,846,886)	--	--
Cash dividends declared at $.28 a share	--	--	(1,385,528)	--	--
Translation adjustments	--	--	--	533,277	--

BALANCE, MARCH 31, 2005	$ 50,321	$ 9,613,906	$ 28,141,791	$ 1,172,198	$ (590,188)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	2005	2004	2003

Cash flows from operating activities:
Net (loss)	$ (3,846,886)	$ (3,349,540)	$ (4,239,816)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,430,525	2,530,698	2,542,985
Amortization of intangible assets	154,167	154,167	183,980
Deferred income taxes	3,194,000	(5,000)	176,000
Minority interest in consolidated foreign subsidiaries	174,970	219,372	151,088
Equity in loss of affiliate, including impairment	250,436	2,914,577	179,584
Other investment expense	500,000	--	--
Gain on sale of property, plant and equipment	(62,902)	--	--
Cumulative effect of accounting change	--	--	6,281,251
Changes in assets and liabilities:
Accounts receivable	1,344,608	480,501	1,634,167
Inventory	(1,392,402)	865,622	(10,666)
Income taxes, net	(814,751)	(909,345)	(537,386)
Accounts payable	(869,608)	638,136	317,875
Accrued payroll and related expenses	292,740	108,207	(45,414)
Other changes, net	693,786	440,678	(480,970)
Total adjustments	5,895,569	7,437,613	10,392,494
Net cash provided by operating activities	2,048,683	4,088,073	6,152,678

Cash flows from investing activities:
Sale of property, plant and equipment	1,282,055	--	--
Purchase of property, plant and equipment, net	(1,610,104)	(2,705,182)	(1,662,428)
Investment in affiliate	--	(1,300,000)	--
Business investment	(300,000)	--	--
Net cash used in investing activities	(628,049)	(4,005,182)	(1,662,428)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	--	7,938	--
Repurchase of common stock	--	--	(934,622)
Proceeds from long-term borrowings	--	--	242,136
Repayment of long-term borrowings	(82,375)	(861,966)	(516,248)
Payment of cash dividends	(1,385,528)	(1,385,201)	(1,426,080)
Net cash used in financing activities	(1,467,903)	(2,239,229)	(2,634,814)

Effect of exchange rate changes on cash	9,819	37,280	19,269

Net (decrease) increase in cash and cash equivalents	(37,450)	(2,119,058)	1,874,705

Cash and cash equivalents -- beginning of year	7,747,481	9,866,539	7,991,834

Cash and cash equivalents -- end of year	$ 7,710,031	$ 7,747,481	$ 9,866,539

The accompanying notes are an integral part of the financial statements.

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

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

Basis of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, its wholly-owned subsidiaries, its 98% owned subsidiary (CPAC Europe, N.V.), and its 80% owned subsidiary (CPAC Africa (Pty) LTD). The Company's foreign subsidiaries are included in the consolidated financial statements utilizing a December 31 fiscal year to facilitate prompt reporting of financial results. All significant intercompany accounts and transactions have been eliminated. The Company accounts for its 40% investment in TURA AG (TURA) on the equity method (See Note 2 to the Consolidated Financial Statements). The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest, and the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other than temporary declines in fair values. Profits or losses of the investee are not recognized in the consolidated financial statements of the Company. The carrying value of these investments is reported in other long-term assets.

The Company recorded an impairment loss of $500,000 during the year ended March 31, 2005, as a result of the Company's assessment of an "other than temporary" decline in the fair market value of an investment it was carrying under the cost method of accounting. This expense is presented in the consolidated statements of operations as a non-operating expense for 2005, and reduced the carrying value of this investment to zero.

Inventory

Inventory is stated at the lower of cost or market, on a first-in, first-out, basis. The Company provides inventory reserves for excess, obsolete, or slow-moving inventory based on changes in customer demands or technology developments.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives on the straight-line and accelerated methods (buildings and improvements 15 to 39 years; machinery and equipment 3 to 12 years; leasehold improvements 5 to 12 years; furniture and fixtures 5 to 12 years). Leasehold improvements are amortized over the shorter of the lease period or the expected useful lives of the improvements using the straight-line method. At the time of retirement or other disposition of property, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying value of such items may not be recoverable from undiscounted net cash flows of the related business or asset.

Warranty Costs

The Company has warranty obligations in connection with sales of its equipment sold in the imaging market. The warranty period generally ranges from six to twelve months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2004 to March 31, 2005 was as follows (in thousands):

Accrued warranty obligations at March 31, 2004	$ 33
Accrued warranty experience during 2005	(5)
2005 warranty provisions	4
Accrued warranty obligations at March 31, 2005	$ 32

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

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

In the Fuller Brands Segment, the product offerings consist of sales of cleaning and personal care chemical based products (both consumer and industrial) as well as related stick good products (i.e., brushes, brooms, mops). Although sales are generated through various distribution channels, such as independent distributors, Company employed sales associates, direct selling independent representatives, retail outlet stores, catalog, Internet, direct marketing partners, and direct to end users, the revenue recognition policies remain virtually the same in each operation or channel. Shipping of these products is primarily by land using independent freight carriers. At the time revenue is recognized, the Company provides for the estimated costs of product returns and reduces revenue for estimated returns. In the Consolidated Statement of Operations, the Company presents sales at "net," adjusting for sales discounts, returns, allowances, and volume rebates, which are not deemed significant.

In the Imaging Segment, revenue results primarily from sales of chemicals used in the photofinishing, medical imaging, or graphic arts arenas. Imaging's distribution channels, both domestic and international, are primarily through independent distributors, or direct to end users, with limited Company employed sales associates. Revenue recognition practices are similar in all venues. Domestically, most products are shipped via land carriers. In situations where legal contracts have stipulated the time at which title transfer has occurred ("fob destination" versus traditional "fob shipping"), revenue is recognized according to contract terms. Internationally, chemical products are shipped via truck and sea. Again, special emphasis is placed on reviewing contractual terms to ensure the point at which title and risk of ownership has transferred and that the other revenue recognition attributes criteria are present. Appropriate accruals for discounts and volume rebates, which exist for sales into the medical imaging market, are recorded at time of sale.

Shipping and Handling Fees and Costs

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company classifies shipping and handling costs billed to customers as revenue. Shipping and handling costs for the Fuller Brands Segment amounting to $6,082,000, $6,026,000, and $6,272,000 in 2005, 2004, and 2003, respectively, are included in selling, administrative and engineering expenses. Similar costs for the Imaging Segment amounting to $2,694,000, $3,090,000, and $3,056,000 in 2005, 2004, and 2003, respectively, are included in cost of sales.

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

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to its stock options plans:

	2005	2004	2003
Net loss as reported	$ (3,846,886)	$ (3,349,540)	$ (4,239,816)
Total stock-based compensation expense determined under fair value method for all awards, net of tax	69,000	82,000	77,000
Proforma net loss	$ (3,915,886)	$ (3,431,540)	$ (4,316,816)
Net loss per common share:
Basic-as reported	$ (0.78)	$ (0.68)	$ (0.84)
Basic-proforma	$ (0.79)	$ (0.69)	$ (0.85)
Diluted-as reported	$ (0.78)	$ (0.68)	$ (0.84)
Diluted-proforma	$ (0.79)	$ (0.69)	$ (0.85)

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

Foreign Currency

All assets and liabilities of the Company's wholly-owned and majority-owned foreign subsidiaries are translated from their functional currency to U.S. dollars at year end exchange rates. Revenues and expenses are translated from functional currencies to U.S. dollars using an average exchange rate for the year. Translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the determination of net income. Included in consolidated net income are net foreign currency transaction gain (losses) of ($49,000), ($39,000), and $77,000, realized during fiscal 2005, 2004, and 2003, respectively.

The Company has occasionally utilized hedging programs (primarily forward foreign currency exchange contracts) to minimize the impact of currency fluctuations on the result of operations. At March 31, 2005 and 2004, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions.

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

The table below summarizes the amounts used to calculate basic and dilutive earnings per share:

	2005	2004	2003
Basic weighted average number of shares outstanding	4,946,774	4,945,717	5,069,347
Effect of dilutive stock options	0	0	8,381
Diluted shares outstanding	4,946,774	4,945,717	5,077,728

Unexercised stock options to purchase 916,417 shares of the Company's common stock as of March 31, 2003, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective period. Unexercised stock options to purchase 960,911 and 1,041,936 shares of the Company's common stock as of March 31, 2005 and 2004, respectively, were not included in the computation of EPS, because they would be anti-dilutive due to the net loss incurred by the Company for the years ended March 31, 2005 and 2004. These options, issued at various dates from 1995 through August 2004, are still outstanding at the end of the year.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers marketable securities with a maturity of three months or less at the time of purchase to be cash equivalents. The Company also considers payments due from banks for customer credit card transactions that process within 24 to 48 hours as cash equivalents. Credit card amounts due from banks classified as cash equivalents total approximately $566,000 and $631,000 at March 31, 2005 and 2004, respectively. The Company paid interest of $486,000, $563,000, and $585,000, in fiscal 2005, 2004, and 2003, respectively. In addition, the Company paid income taxes net of (refunds) of ($50,000), $445,000, and $1,417,000, in fiscal 2005, 2004, and 2003, respectively.

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

In conjunction with adoption, goodwill's carrying value was reduced by approximately $6.3 million, net of income tax benefit of $4.2 million, or $1.24 per diluted share (See Note 6 to the Consolidated Financial Statements).

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

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

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

Income Taxes

Income tax expense (benefit) is based on reported income (loss) before income tax expense (benefit). Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. "The Company does not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely, except for the dividends that were distributed under the American Jobs Creation Act of 2004." Calculation of the unrecognized, deferred tax liability for temporary differences related to these earnings is not practical.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized (See Note 10 to the Consolidated Financial Statements).

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

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." This statement requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows, as well as the net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

plans. The statement is effective for financial statements with fiscal years ending after December 15, 2003, with disclosure of information about foreign plans effective for fiscal years ending after June 15, 2004. The Company does not provide a defined benefit pension plan, nor any defined benefit postretirement plan; the impact of this pronouncement is expected to be minimal. Disclosures concerning the Company's defined contribution plans in its foreign operating units, where applicable, were made for the fiscal year ending March 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and will supercede APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The revised statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, over the period during which an employee is required to provide service in exchange for the award. In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects, resulting from share-based payment arrangements. SFAS 123(R) is effective as of the first annual reporting period beginning after June 15, 2005. The Company is currently assessing the impact adoption of this pronouncement will have on the reported results of operations and financial position.

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

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Different from APB No. 20, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Statement defines retrospective application, as the application of a different accounting principle to prior accounting periods, as if that principle had always been used, or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement, as the revising of previously issued financial statements to reflect the correction of an error, and requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimates effected by a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted for accounting changes and corrections of errors made in fiscal years beginning after May 2005. The Company is currently reviewing the standard to determine upon adoption the impact, if any, on the reported results of operations and financial position.

Reclassification

Certain 2004 and 2003 financial statement and related footnote amounts have been reclassified to conform to the 2005 presentation.

2 - INVESTMENT IN AFFILIATE

In the first quarter of fiscal 2004, the Company invested $1,300,000 to increase its ownership percentage in TURA AG (TURA) of Düren, West Germany, to 40%. As a result of its additional equity ownership, the Company adopted the equity

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

method of accounting and treated the transaction as a change in reporting entity and restated the prior period's financial statements, as if the equity method of accounting had been utilized at inception. The Company recorded its equity in the income or losses of TURA on a three month lag and included its share of the TURA earnings and losses as "Equity in loss of affiliate" on the Consolidated Statement of Operations. In addition, the purchase price to acquire the cumulative 40% ownership exceeded the Company's proportionate share of TURA's net assets. A portion of this allocated excess purchase price was also amortized into equity earnings. For fiscal 2003 and the first quarter of fiscal 2004, the Company recorded its 19% proportionate share of TURA's losses, plus amortization of the allocated excess purchase price.

In the fourth quarter of fiscal 2004, the Company had determined, due to recognition of significant equity losses, that TURA's financial decline was other than temporary and recorded an impairment loss of approximately $2,320,000 or $0.47 a diluted share for the year ended March 31, 2004. This reduced the Company's investment at March 31, 2004 to the estimated fair market value of $250,000. The impairment adjustment also reduced the previously allocated excess purchase price, leaving a value that the Company believed was largely attributable to the supply contracts between the Company and TURA.

During fiscal 2005, the Company's recognition of the 40% share of the losses of TURA during the first six months effectively reduced the basis of its investment to zero. The Company was not obligated to fund any losses or record its 40% share of TURA equity earnings or losses in future periods, unless TURA became profitable. Over the last six months, TURA attempted to restructure its operations by reducing its workforce, replacing its former president, and terminating financial management in an effort to reduce operating losses and improve cash flows. However, TURA was unsuccessful and is currently undergoing liquidation under German government supervision. The Company has not received complete financial statements from TURA management since the second quarter of fiscal 2005, and therefore, has not disclosed condensed financial statement information concerning TURA for fiscal 2005.

At March 31, 2003, the proportionate share of the Company's investment in the net assets of TURA, as well as the unamortized value of the allocated excess purchase price, was allocated as follows:

March 31, 2003
CPAC, Inc.'s proportionate share of TURA net assets	$ 365,174
Property, plant and equipment	180,000
Supply contracts	375,000
Goodwill	847,480
Net investment	$ 1,767,654

The difference between the original purchase price for the Company's equity interests in TURA and the net investment balance shown above at March 31, 2003 represents the Company's subsequent recognition of its proportionate share of TURA's net loss, amortization of the purchase price, and foreign currency translation adjustments.

Summarized, approximate, financial information for TURA for the years ended March 31, 2004 and 2003 is shown below:

	For the Years Ended
	March 31, 2004	March 31, 2003
Condensed Statement of Operations:
Net revenue	$ 17,747,000	$ 24,075,000
Cost of sales	13,975,000	18,446,000
Operating expenses	4,586,000	5,403,000
Operating income (loss)	(814,000)	226,000
Interest expense	398,000	516,000
Tax provision (benefit)	--	(108,000)
Net income (loss)	$ (1,212,000)	$ (182,000)
Condensed Balance Sheet:
Current assets	$ 9,112,000	$ 7,044,000
Non-current assets	4,743,000	4,234,000
	$ 13,855,000	$ 11,278,000

Current liabilities	$ 12,338,000	$ 8,909,000
Non-current liabilities	531,000	447,000
Shareholders' equity	986,000	1,922,000
	$ 13,855,000	$ 11,278,000

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

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

3 - BUSINESS INVESTMENT

In September 2004, the Company acquired the remaining 20% ownership interest in its then majority-owned subsidiary CPAC Asia Imaging Products Limited for $600,000; $300,000 in cash, and a three-year, non-interest bearing promissory note for $300,000 (principal payments of $100,000 annually). The amount paid represents a discount to CPAC Asia's net asset fair market value, and as such, has resulted in a proportionate reduction in the subsidiaries' property, plant, and equipment.

From the date of the acquisition, the Company recognized 100% of the operating results of CPAC Asia in its consolidated statement of operations.

4 - INVENTORY

Inventory as of March 31, 2005 and 2004 is summarized as follows:

	2005	2004
Raw materials and purchased parts	$ 6,919,868	$ 6,602,331
Work-in-process	1,163,805	1,175,438
Finished Goods	10,674,190	9,453,230
	$ 18,757,863	$ 17,230,999

The balances presented above are net of inventory reserves amounting to approximately $1,170,000 and $1,350,000 at March 31, 2005 and 2004, respectively.

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following at March 31:

	2005	2004
Land	$ 844,925	$ 898,488
Buildings and improvements	12,808,323	12,803,058
Machinery and equipment	24,585,419	23,607,629
Furniture and fixtures	1,015,745	950,967
Leasehold improvements	2,102,299	2,172,492
Construction-in-progress	106,131	347,982
	41,462,842	40,780,616
Less: Accumulated depreciation	(26,181,556)	(24,511,595)
	$ 15,281,286	$ 16,269,021

Depreciation expense for the years ended March 31, 2005, 2004, and 2003 was $2,430,525, $2,530,698, and $2,542,985, respectively.

6 - GOODWILL AND INTANGIBLE ASSETS

On April 1, 2002 the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." As required by the new standard, the methodologies to be followed differed somewhat from the previous accounting standard followed by the Company, SFAS No. 121, "Accounting for the Impairment of Long-lived Assets." Of the $10.7 million of net goodwill recorded on the balance sheet at April 1, 2002, approximately $10.5 million pertained to the Company's fiscal 1998 acquisition of a commercial cleaning operation subsequently named Cleaning Technologies Group.

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

A summary of changes in the Company's goodwill for the year ended March 31, 2005 by Segment is as follows (in thousands):

	March 31, 2005	March 31, 2004
Fuller Brands	$ 0	$ 0
Imaging	193	193
Total	$ 193	$ 193

At March 31, 2005 and 2004, other intangible assets consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The original cost pertaining to this intangible at March 31, 2005 and 2004 was $2,250,000 and $2,250,000, while accumulated amortization at March 31,

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

2005 and 2004 amounted to $1,500,000 and $1,350,000, respectively. Estimated annual amortization for all intangibles is expected to approximate $154,000 for the years ending March 31, 2006 through March 31, 2010.

7 - DEBT

At March 31, 2005 and 2004, debt consisted of the following:
	2005	2004

Revolving credit agreement with a bank with interest payable monthly at the
    30 day LIBOR rate plus 1.25% to 2.00%, based on funded debt to EBITDA parameters. LIBOR rate was 2.88% at March 31, 2005. The maximum availability under this agreement is $3,000,000 ($5,000,000 at March 31, 2004), with all amounts outstanding due October 31, 2007. The revolving credit agreement is collateralized by substantially all of the assets of the Company, excluding CPAC Europe, N.V., and CPAC Asia Imaging Products Limited.

	$ 0	$ 0

Industrial Revenue Bonds, with interest payable monthly at a variable rate 2.87% at March 31, 2005 (1.10% at 2004), maturing in June 2009. The bonds are collateralized by a standby letter of credit (LOC) issued by a bank, which requires an annual fixed fee payment of 1.25% of the LOC value.	6,000,000	6,000,000

Term notes and revolving credit agreement with a foreign bank with interest rates ranging from 5.36% to 6.30%. The revolving credit agreement is collateralized by the net assets of CPAC Europe, N.V.	730,949	809,675

Other	361,472	171,970
	7,092,421	6,981,645
Less: Amounts due within one year	263,772	210,174
	$ 6,828,649	$ 6,771,471

On June 10, 2005, the Company's line of credit agreement (Agreement) with Bank of America, N.A. (BOA) was amended, reducing its maximum borrowing capacity under the facility to $3,000,000 and extending its maturity date until October 31, 2007. The Agreement requires the Company to meet various debt covenants, including minimum deposit liquidity, minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions, of which the Company was in compliance or received appropriate waivers. The Company also renewed its $6.2 million letter of credit facility, which collateralizes the Fuller Brands' Industrial Revenue Bonds, until October 31, 2007, and as such, has continued to classify the Bonds as long-term at March 31, 2005.

The Company's wholly-owned subsidiary, CPAC Asia Imaging Products Limited, has a line of credit with an international bank amounting to 20 million baht (approximately $514,000 based on the year-end conversion rate in Thailand). Interest on the line is at the bank's announced prime rate in Thailand, which was 7.75% at March 31, 2005. CPAC Asia had borrowings against the line at March 31, 2005 and 2004 of $0 and $1,402, respectively.

Annual maturities of debt for the next five fiscal years are as follows: 2006: $263,772; 2007: $250,646; 2008: $143,228; 2009: $123,089, and 2010: $6,113,587.

8 - SHAREHOLDERS' EQUITY

Stock Transactions

During fiscal 2003, the Company repurchased and retired 178,287 shares of its common stock, respectively, at an average cost of $5.24 per share, for a total cost of approximately $935,000, as part of previously announced Board of Directors' authorized stock buy back plans.

Stock Options

The Company maintains an Executive Long-Term Stock Investment Plan (the Plan) for key employees, which allows issuance of incentive stock options, nonqualified stock options, reload options, and restricted performance shares. The Plan has reserved for issuance to key employees 350,000 shares of the Company's common stock. Upon exercise, an employee granted an option under the Plan may pay for the Company's stock either with cash or with Company stock already owned by the employee, valued at the fair market value of the stock on the exercise date. The term of the option is determined by the Compensation Committee (the Committee), with most grants having terms of ten years (five years in the case of a greater than 10% shareholder). The options may be exercised in cumulative annual increments of the greater of 25% or 2,500 commencing one year after the date of the grant.

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

The Company also maintains a Non-Employee Directors Stock Option Plan. At the inception of the Plan, each non-employee director was granted an option to purchase 10,000 shares of the Company's common stock, on a one-time basis for past service rendered to the Board of Directors, at the fair market value at the date of the grant. The term of the option grants is for ten years. In addition, the Directors Plan calls for an annual automatic grant for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the annual meeting of Shareholders, at a price equal to the fair market value at that date. The term of these grants is also ten years. During fiscal 2005, 2004, and 2003, options of 12,000, 9,000, and 9,000 were granted each year, respectively, pursuant to the Directors Plan.

In addition, the Company has customarily granted new Directors options to purchase 15,000 shares upon their election.

As of March 31, 2005, total options outstanding are summarized as follows:

	Shares	Range of Option Price Per Share
Options outstanding -- March 31, 2002	996,213	$ 5.08	--	$ 12.00
Exercised	0
Expired	(103,425)	6.25	--	11.56
Granted	69,000	5.02	--	6.16
Options outstanding -- March 31, 2003	961,788	$ 5.02	--	$ 11.81
Exercised	(1,562)	5.08
Expired	(177,290)	5.08	--	11.56
Granted	259,000	5.27	--	6.27
Options outstanding -- March 31, 2004	1,041,936	$ 5.02	--	$ 12.00
Exercised	0
Expired	(93,025)	5.33	--	11.56
Granted	12,000	5.30
Options outstanding -- March 31, 2005	960,911	$ 5.02	--	$ 12.00

Options exercisable:
March 31, 2005	794,411	$ 5.02	--	$ 12.00
March 31, 2004	693,686	$ 5.02	--	$ 12.00

The following table summarizes information about options outstanding at March 31, 2005:

Year Granted	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of Options	Number Exercisable	Weighted Average Exercise Price
1996	152,811	0.83	$4.33	152,811	$ 11.63
1997	58,500	1.30	4.11	58,500	10.62
1998	79,500	2.40	4.02	79,500	11.64
1999	87,000	3.20	3.80	87,000	10.14
2000	99,000	4.20	2.45	99,000	7.56
2001	44,500	5.20	2.15	44,500	6.77
2002	194,600	6.40	1.72	166,850	6.33
2003	49,000	7.70	1.54	31,500	6.34
2004	184,000	8.20	0.76	70,750	5.48
2005	12,000	9.40	0.65	4,000	5.30
Totals	960,911	4.70	--	794,411	$ 8.19

As permitted by SFAS No. 123, the Company will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, net income and diluted earnings per share would have been reduced by $69,000 ($0.01), $82,000 ($0.02), and $77,000 ($0.02) in fiscal 2005, 2004, and 2003, respectively.

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

The fair value of these options were estimated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004, and 2003:

	2005	2004	2003
Expected life	5 years	5 years	5 years
Historical volatility	22%	26%	37%
Risk free rate of return	3.5%	2.4%-3.0%	3.3%-4.3%
Expected dividend yield	5.3%	5.2%	4.6%
Annual forfeiture rate	0%	0%	0%

There have been no charges to income in any of the three years in connection with these options other than incidental expenses related to issuance of options.

Employee Benefits

In December 1999, the Company awarded 25,000 restricted shares of its $.01 par common stock to an executive officer of the Company subject to certain conditions and restrictions. The shares vest if certain targeted earnings per share levels are reached, at which time the restrictions will lapse. No expense has been recognized for the years ended March 31, 2005, 2004, and 2003, respectively.

The Company maintains a contributory profit sharing plan [401(k)] for the benefit of substantially all domestic employees. Contributions to the plan may be made for each plan year in such amounts as the Board of Directors may, at its discretion, determine. In addition, the Company will also match to a maximum of 3% of the participant's compensation each contribution made by a plan participant for the plan year in an amount equal to $.50 for each $1.00 of participant contribution. A participant may contribute up to 28% of compensation to the plan. The amount charged to expense in connection with this plan was $346,000, $370,000, and $409,000, respectively, for the years ended March 31, 2005, 2004, and 2003.

The Company's foreign subsidiaries maintain defined contribution retirement and profit sharing plans, to the extent deemed appropriate, through separate plans. Contributions to these plans vary from Company contributions (CPAC Italia) to the Company matching a certain percentage of employee pretax contributions (CPAC Asia). Total expense for Company contributions for all international plans was not material.

The Company maintains a nonqualified deferred compensation plan for various key executives of the Company. Contributions to the plan consist of "excess" 401(k) deferrals and percentages of salaries and bonuses. No matching contribution by the Company is required. Compensation deferred will be invested by the Company in various investment grade "pooled accounts" on behalf of the participants. At March 31, 2005 and 2004, total assets and liabilities resulting from the nonqualified plan were approximately $476,000 and $425,000, respectively.

9 - IMAGING RESTRUCTURING

During fiscal 2004, the Company completed the shift of its domestic manufacturing of photochemicals from its St. Louis, Missouri, facility to its CPAC Imaging America's manufacturing facility in Norcross, Georgia. The transfer of the manufacturing fixed assets, as well as the retrofitting of the Georgia facility to absorb this production, was completed during the fourth quarter of fiscal 2004.

Related to this endeavor, the Company applied the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and accounted for the employee termination costs and other costs associated with the move under its guidelines. The total expenses incurred in this project were approximately $1,275,000. As of September 30, 2004, all termination benefit costs and other move-related costs accrued at March 31, 2004 were fully paid.

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

The table below summarizes the total costs accrued and paid under the criteria described in SFAS No. 146:

	Severance Pay and Benefits Reserve	Other Associated Costs Reserve	Total
First Quarter Fiscal 2004 Charges	$ 168,000	$ 12,000	$ 180,000
First Quarter Fiscal 2004 Paid	0	0	0
June 30, 2003 Balance	168,000	12,000	180,000
Second Quarter Fiscal 2004 Charges	294,000	123,000	417,000
Second Quarter Fiscal 2004 Paid	(88,000)	(107,000)	(195,000)
September 30, 2003 Balance	374,000	28,000	402,000
Third Quarter Fiscal 2004 Charges	104,000	430,000	534,000
Third Quarter Fiscal 2004 Paid	(226,000)	(424,000)	(650,000)
December 31, 2003 Balance	252,000	34,000	286,000
Fourth Quarter Fiscal 2004 Charges	10,000	134,000	144,000
Fourth Quarter Fiscal 2004 Paid	(128,000)	(161,000)	(289,000)
March 31, 2004 Balance	134,000	7,000	141,000
First Quarter Fiscal 2005 Charges	0	0	0
First Quarter Fiscal 2005 Paid	(100,000)	(7,000)	(107,000)
June 30, 2004 Balance	34,000	0	34,000
Second Quarter Fiscal 2005 Charges	0	0	0
Second Quarter Fiscal 2005 Paid	(34,000)	0	(34,000)
September 30, 2004 Balance	$ 0	$ 0	$ 0

The Company completed the sale of the St. Louis facility on September 27, 2004 and recorded a gain on the sale of approximately $63,000.

In the fourth quarter of fiscal 2005, the Company concluded that it would not utilize, nor was able to sublease, its 35,000 square feet of warehouse space in St. Louis, Missouri, which it was renting under a ten-year lease obligation (with an option to terminate as of January 31, 2007, with 12 month's notification). The Company then entered into negotiations with its landlord, resulting in a "termination of lease agreement" that will allow the Company to pay a settlement amount of $150,000 to terminate the lease as of June 30, 2005. The lease termination fee has been accrued at March 31, 2005 and included in the statement of operations under cost of sales.

10 - INCOME TAX EXPENSE

Income (loss) before income taxes, and cumulative effect adjustments for the three years ended March 31 was as follows:

	2005	2004	2003
U.S.	$ (2,397,479)	$ (5,116,958)	$ 2,142,705
Foreign	1,137,593	1,298,418	954,730
	$ (1,259,886)	$ (3,818,540)	$ 3,097,435

Provisions (benefits) for income taxes for the three years ended March 31 were as follows:

	2005	2004	2003
Federal income taxes:
Current	$ (657,000)	$ (694,000)	$ 671,000
Deferred	2,688,000	(9,000)	133,000
Foreign income taxes:
Current	8,000	211,000	138,000
Deferred	32,000	6,000	19,000
State income taxes:
Current	42,000	19,000	71,000
Deferred	474,000	(2,000)	24,000
	$ 2,587,000	$ (469,000)	$ 1,056,000

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

The income tax provisions for 2003 shown above exclude the U.S. income tax benefit of $4,188,000 recognized in conjunction with the cumulative effect adjustment recorded upon adoption of SFAS No. 142, "Goodwill and other Intangible Assets."

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate are as follows:

	2005	2004	2003
Income tax expense (benefit) using statutory rates	$ (428,000)	$ (1,298,000)	$ 1,053,000
State income tax effect	23,000	11,000	63,000
CPAC Asia Imaging Products Limited earnings repatriation	117,000	--	--
Equity in loss of affiliate	85,000	202,000	61,000
Investment in affiliate impairment	--	789,000	--
Deferred tax valuation reserve	3,215,000	--	--
Foreign income taxed at different rates	(347,000)	(224,000)	(168,000)
Resolution of tax uncertainties	(98,000)	--	--
Nondeductible business expenses	29,000	47,000	45,000
Other	(9,000)	4,000	2,000
	$ 2,587,000	$ (469,000)	$ 1,056,000

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") became law in the United States. Included in the Act, is a provision that allows for a one-time tax dividends received deduction of 85% of the foreign earnings remitted by foreign subsidiaries to U.S. parent companies through December 31, 2005. The portions of the earnings available for remittance are those earnings previously designated as reinvested indefinitely.

The Company has evaluated the legislation, and determined that certain previously unremitted earnings related only to its wholly-owned foreign subsidiary, CPAC Asia Imaging Products Limited, would be repatriated. In March of 2005, CPAC Asia declared a special dividend of $2,297,000 payable to CPAC, Inc. and remitted the amount prior to March 31, 2005. The Company has recorded the resulting federal tax liability of approximately $117,000, after the one-time deduction, in its 2005 tax provision.

At March 31, 2005, all other foreign subsidiary undistributed earnings were considered to be permanently reinvested, and as such, deferred income taxes have not been provided on this income, as the Company does not plan to initiate any action that would require the payment of income taxes. It is not practicable to estimate the amount of additional tax that might be payable on this foreign income if distributed.

The Company's Asian subsidiary was granted certain exemptions from corporate income tax by Thailand's Board of Investment Promotion, based on manufacturing of photographic solutions and exporting certain levels of manufactured products. The exemption commenced in fiscal 2000 and expires in August 2006 subject to meeting certain terms and conditions. The net impact of the holiday was to increase net income by approximately $371,000 ($.08 per diluted share), $306,000 ($.06 per diluted share), and $172,000 ($.03 per diluted share), respectively, for fiscal 2005, 2004, and 2003.

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at March 31, are as follows:

	2005	2004
Deferred tax assets:
Current:
Accounts receivable	$ 213,000	$ 197,000
Inventory	437,000	526,000
Compensation related accruals	374,000	388,000
Other	78,000	14,000
	1,102,000	1,125,000
Noncurrent:
Investment	200,000	--
Deferred compensation	607,000	572,000
Foreign NOL carryforward	417,000	368,000
Domestic NOL carryforward	135,000	--
Intangibles	2,040,000	2,406,000
Other	41,000	--
	3,440,000	3,346,000

Total deferred tax assets	4,542,000	4,471,000
Less valuation allowance	(3,215,000)	--
	1,327,000	4,471,000

Deferred tax liabilities:
Noncurrent:
Property, plant and equipment	(910,000)	(687,000)
Other	--	(6,000)
	(910,000)	(693,000)

Net deferred tax assets	$ 417,000	$ 3,778,000

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires the Company to exercise judgement about its future results in assessing the realizability of our deferred tax assets. SFAS No. 109 requires that greater weight be given to previous cumulative losses than the outlook for future profitability when determining whether deferred assets can be used. At March 31, 2005, the Company has gross deferred tax assets of approximately $4,542,000, of which $4,125,000 pertained to domestic operations, with the remaining representing foreign subsidiary net operating loss carryforwards. Due to the evidence of cumulative losses incurred over the last three years, the Company determined that the likelihood of realization of certain domestic deferred tax assets is uncertain and recorded a valuation allowance of $3,215,000 in the fourth quarter of fiscal 2005, to reduce the net deferred tax assets to approximately $417,000. When domestic operating results demonstrate sustained profitability, or the Company is able to develop additional tax planning strategies, adjustments to these allowances will be required and may affect future net income. The foreign net operating loss carryforward of approximately $1.4 million attributable to CPAC Africa can be carried forward indefinitely and is expected to be fully utilized. The Company's unused domestic net operating loss of approximately $397,000 can be carried forward for 20 years through March 31, 2025. The Company's domestic alternative minimum tax credits of approximately $40,000 can be carried forward indefinitely.

11 - COMMITMENTS

Royalty Agreement

The Company has a license agreement with an unrelated third party to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the agreement which expires, unless terminated earlier, on March 31, 2010. The Company is required to pay royalties equal to the greater of $325,000 per year or a maximum of 3% of the net selling price of products sold under the licensing agreement. Total royalties paid in 2005, 2004, and 2003 were $325,000 per year. The Company recorded a liability equal to the net present value of the minimum, annual royalty payments, and capitalized the value of the license agreement, which is being amortized over the contract period. The obligation recorded at March 31, 2005 and 2004 was $1,068,654 and $1,203,303, respectively, and is included in other liabilities.

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

Lease Agreements

The Company leases certain facilities and equipment under operating leases, which expire at various dates through 2010. Some of the leases contain renewal options. Rent expense for the years ended March 31, 2005, 2004, and 2003 was $1,435,000, $1,506,000, and $1,364,000, respectively.

The above leases have been classified as operating leases in accordance with the provisions of the Statement of Financial Accounting Standards No. 13. The future minimum rental payments required under the leases for the fiscal years ended subsequent to March 31, 2005 are as follows:

2006	$ 1,291,001
2007	1,141,110
2008	909,436
2009	684,875
2010	88,468
$ 4,114,890

Other Matters

The Company and its subsidiaries are parties to various environmental issues, legal actions, and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

12 - SEGMENT INFORMATION

Business Segments

For purposes of financial reporting, the Company operates in two industry Segments: the Fuller Brands Segment, which is involved in developing, manufacturing, distributing, and marketing branded consumer and commercial cleaning and personal care products in North America and internationally, and the CPAC Imaging Segment, which includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa, and Thailand. The products of each Segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between Segments are not material. Information concerning the Company's business Segments for 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Net sales to customers:
Fuller Brands	$ 52,851,390	$ 52,101,111	$ 56,068,290
Imaging	34,361,854	37,909,634	39,222,050
Total net sales to customers	$ 87,213,244	$ 90,010,745	$ 95,290,340
Operating income (loss):
Fuller Brands	$ 1,264,218	$ 1,108,017	$ 2,838,727
Imaging	(1,074,902)	(1,288,723)	1,282,431
	189,316	(180,706)	4,121,158
Corporate expense	(133,004)	(42,986)	(246,239)
Interest expense, net	(390,792)	(460,899)	(446,812)
Consolidated income (loss), before non-operating income (expense), income taxes, and cumulative effect of change in accounting principle	$ (334,480)	$ (684,591)	$ 3,428,107
Identifiable assets:
Fuller Brands	$ 28,862,451	$ 29,337,358	$ 30,834,314
Imaging	20,926,921	24,530,706	24,813,107
Total segment assets	49,789,372	53,868,064	55,647,421
Corporate short-term investments	4,701,635	3,771,295	5,752,040
Net deferred income tax assets	--	3,409,177	3,398,177
Other corporate assets	4,930,285	3,684,150	2,881,233
Total consolidated assets	$ 59,421,292	$ 64,732,686	$ 67,678,871
Depreciation and amortization:
Fuller Brands	$ 1,277,266	$ 1,370,297	$ 1,436,377
Imaging	1,307,426	1,314,568	1,290,588
Total depreciation and amortization	$ 2,584,692	$ 2,684,865	$ 2,726,965
Capital outlays:
Fuller Brands	$ 814,139	$ 763,731	$ 397,304
Imaging	733,063	1,941,451	1,265,124
Total capital outlays	$ 1,547,202	$ 2,705,182	$ 1,662,428

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

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

Financial information relating to the Company's sales and long-lived assets by geographic area is as follows:

	2005	2004	2003
Net sales:
United States	$ 70,690,342	$ 73,325,623	$ 80,417,875
Foreign	16,522,902	16,685,122	14,872,465
	$ 87,213,244	$ 90,010,745	$ 95,290,340
Long-lived assets:
United States	$ 15,198,324	$ 17,786,351	$ 18,822,456
Foreign	3,823,165	4,386,414	4,270,015
	$ 19,021,489	$ 22,172,765	$ 23,092,471

Foreign operations are located in Belgium, Italy, South Africa, and Thailand. Net sales are reported in the geographic area in which they originate. Inter-area transfers are not material.

In addition, the Company's U.S. operations had total export sales for the years ended March 31, 2005, 2004, and 2003 of $1,961,988, $1,931,820, and $1,881,520, respectively.

13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended March 31, 2005 and 2004:
	Net Sales	Gross Profit	Net Income (Loss)	Per Share Income Basic(1)	Per Share Income Diluted(1)
2005 Quarters As Previously Reported:
Third	20,385,359	8,662,944	(57,537)	(0.01)	(0.01)
Second	22,296,870	9,752,572	206,828	0.04	0.04
First	22,085,655	9,726,514	132,327	0.03	0.03

2005 Quarters: (2)
Fourth	$ 22,445,360	$ 9,209,586	$ (4,002,477)	$ (0.81)	$ (0.81)
Third, as restated	20,385,359	8,617,478	(87,003)	(0.02)	(0.02)
Second, as restated	22,296,870	9,698,745	172,001	0.03	0.03
First, as restated	22,085,655	9,632,780	70,593	0.01	0.01
Total	$ 87,213,244	$ 37,158,589	$ (3,846,886)	$ (0.78)	$ (0.78)

2004 Quarters:
Fourth	$ 22,789,490	$ 9,271,242	$ (2,713,911)	$ (0.55)	$ (0.55)
Third	20,508,772	8,664,300	(822,188)	(0.17)	(0.17)
Second	23,532,329	10,302,618	(136,363)	(0.03)	(0.03)
First	23,180,154	10,501,748	322,922	0.07	0.07
Total	$ 90,010,745	$ 38,739,908	$ (3,349,540)	$ (0.68)	$ (0.68)

(1) Each quarter is calculated as a discrete period, and the sum of the four quarters may not equal the full year amount.
(2) For the fiscal year ended March 31, 2005, certain items requiring adjustment to previously issued quarterly

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2005, 2004 and 2003

financial statements for the year ended March 31, 2005 were noted. The adjustments, which relate to inventory, should have been recorded in earlier quarterly periods within the same fiscal year. The adjustments impacted inventory value, cost of sales, and income tax benefit for each quarter, resulting in a net additional expense in each of the three quarters as restated. The adjustments did not affect revenues, but did impact gross profits, net income (loss), and basic and diluted earnings per share in the range of $.01 to $.02 per quarter. The items requiring adjustment related to the valuation of a component of inventory. Management currently believes that no annual or quarterly financial statement for any prior period thereto, require adjustment.

The restated results of operations for the quarter ended June 30, 2004 include a charge of $34,000 in cost of sales relating to the cumulative prior year effect of such adjustments.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer, respectively, have informed the Board of Directors that, based upon their evaluations of the Company's disclosure controls and procedures as of the end of the period covered by its annual report (Form 10-K), such disclosure controls and procedures are not effective as a result of the material weakness described below to ensure that information required to be disclosed by the Company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

On June 28, 2005, management of CPAC, Inc. (the "Company") concluded that the Company's previously filed unaudited consolidated financial statements for the periods ended June 30, 2004, September 30, 2004 and December 31, 2004 included in its respective Forms 10-Q should: (1) no longer be relied upon because of an error in such financial statements as addressed in Accounting Principles Board Opinion No. 20, and (2) be restated to reflect the accounting adjustments necessary to correct the error. Accordingly, the Company has restated its financial results for the periods described above and intends to file amendments to these Forms 10-Q as soon as practical. The Company and the Audit Committee discussed this matter with the Company's independent registered public accounting firm.

On June 30, 2005 the Company announced that it had filed for an extension of time to file its Annual Report on Form 10-K with the Securities and Exchange Commission. In connection with preparation of the Company's consolidated financial statements for the fiscal year ended March 31, 2005, certain items requiring adjustment to previously issued quarterly financial statements for that year were noted. The Company stated that more time was needed to assess the adjustment amounts by quarter and to finalize the consolidated financial statements.

The adjustments, which relate to inventory, should have been recorded in earlier quarterly periods within the same fiscal year. The adjustments impacted inventory value, cost of sales, and income tax benefit for each quarter, resulting in a net additional expense of $.02 per share in the Quarter ended June 30, 2004, $.01 per share in the Quarter ended September 30, 2004, and $.01 per share in the Quarter ended December 31, 2004. Management believes that no annual or quarterly financial statements for any period prior thereto, require adjustment.

The misstatements were caused by a computational error in valuation of a component of inventory and related reliance on a spreadsheet for completion of such valuation. The spreadsheet was affected by the input of data that resulted in the computation of incorrect inventory values. Such error was not detected timely by Management in their review of the calculations. Management has determined that the error was caused by a material weakness in internal control over financial reporting, described below, relating to the review of the inventory valuation calculation and the spreadsheet used in the calculation.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the adjustments and restatements described above, the Company's management has identified a control deficiency in the Company's internal control over financial reporting as of June 30, September 30, and December 31, 2004 and March 31, 2005. The control deficiency is the lack of appropriate senior management review of the inventory valuation calculations and spreadsheets used in such calculations. As a result of this control deficiency, the Company misstated inventory and cost of sales, resulting in the restatement of the interim financial statements for fiscal 2005 and audit adjustments to the annual financial statements. In addition, this control deficiency could result in a misstatement of the aforementioned accounts that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency represents a material weakness in the Company's internal control over financial reporting.

As of the date of this filing, we are addressing the material control weakness in our internal control over financial reporting with respect to the reliance on and use of this spreadsheet. The remediation actions include development of a new spreadsheet and manual recomputation of the new spreadsheet for each of the quarters in each of the three years ended March 31, 2005. Additionally, Management will apply manual controls over the computation of the valuation on a quarterly basis for all future periods, and will document security control over the spreadsheet to ensure that it is not adjusted without appropriate review and written approval by senior accounting management.

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

Item 9B.     OTHER INFORMATION.

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information concerning the directors and executive officers of the Company is hereby incorporated by reference to the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders of the Company, dated June 17, 2005, filed pursuant to Regulation 14A.

In addition to the executive officers named in the Proxy Statement, the Company employs the following key persons:

Steven E. Baune, President, CPAC Imaging, is 56 years old. Prior to his being hired as President effective May 28, 2002, he was the CEO of Coats North America, a division of Coats plc. Before Coats, he had a 26-year career in executive management consumer products (film, digital cameras) with Eastman Kodak Company. Mr. Baune holds an MBA in Marketing/Finance from the Rochester (NY) Institute of Technology and a Bachelor of Science in Industrial Engineering from North Dakota State University.

Dennis Brinly, Vice President of Sales & Marketing of The Fuller Brush Company, Inc. as of December 2, 2002, is 58 years old. Mr. Brinly brings 20 plus years of proven sales and marketing expertise to Fuller. During his career, he has directed sales and marketing for consumer product brands such as Coleman Powermate®, Poulan/Weed Eater®, and Homelite®. He holds a Master of Science degree from Chicago State University and Bachelor of Science degree from Missouri Valley College.

Douglas R. Calvert was named President of Cleaning Technologies Group on August 11, 2003. Mr. Calvert is 50 and began his career in the Institutional and Industrial market in 1977 with S.C. Johnson and Son, Inc. He held increasingly responsible positions in sales, global accounts, and marketing for Johnson Professional North America and Worldwide. Mr. Calvert moved to ZEP Manufacturing Company in 1994 first as Director and then Vice President of Business Development for this $500 million specialty chemical division of Acuity Brands, Inc. Additionally, he held executive sales positions for Kimberly-Clark's Scientific and Industrial business. Mr. Calvert holds a BA in Business Administration from the University of North Carolina, Charlotte.

G. Robert Gey, age 60, effective January 16, 2003 was appointed to President of Fuller Brands and from April 11, 2002, until this date was President of The Fuller Brush Company, Inc. Before his position with Fuller, he was president of a $140 million service equipment subsidiary of Pentair, Inc. During his 19-year career at Pentair, he gained extensive experience in mergers and acquisitions, as well as operations and business development having managed several companies in a number of industries. Mr. Gey holds an MBA from Loyola College, Baltimore, Maryland, and a Bachelor of Science in Business Administration from Athens College in Alabama and currently serves on the Board of Directors of Hawkins, Inc., Great Bend Chamber of Commerce, and Direct Selling Association (DSA), as well as a member on DSA's Strategic and Long-Range Planning Committee.

Jeff Ray, Vice President of Operations of The Fuller Brush Company, Inc. as of September 23, 2002, is 58 years old. Mr. Ray has over 28 years of experience demonstrating continuous improvements in materials, logistics, and manufacturing in a variety of industries including automotive, electronics, construction equipment, distribution, and pharmaceutical. Mr. Ray holds a Bachelor of Science in Economics and Business Administration from Park University in Parkville, Missouri.

Stanley H. Gulbin, age 52, is President of CPAC Asia Imaging Products Limited, since December 16, 1998. Prior to joining CPAC in 1996, Mr. Gulbin had 17 years experience in the photographic industry, including all aspects of foreign and domestic sales and marketing. After joining CPAC in 1996, his duties were expanded to include international marketing and establishing CPAC's manufacturing facility in Asia.

Brad A. Hendrickson, age 41, was appointed President, CPAC Imaging, Americas, effective May 16, 2002. He was previously President of Allied Diagnostic Imaging Resources, Inc. He began his career with CPAC in 1986 and has held several sales and marketing management positions including National Accounts Manager and Vice President of National Sales for Allied. A graduate of the University of Wisconsin with a Bachelor of Science in Economics, Mr. Hendrickson received an MBA from Emory University in Atlanta.

Thomas C. LeBlanc, age 54, became Executive Vice President, Worldwide Operations and Strategic Planning for CPAC Imaging on February 2, 2004, due to management team realigning. Prior to that Mr. LeBlanc was President of Allied Diagnostic Imaging Resources, Inc. effective May 28, 2002, after joining Allied as Executive Vice President in November 1998. Mr. LeBlanc holds an MBA from Emory University, Atlanta, Georgia, and a Bachelor of Science in Chemical Engineering from the University of Southwestern Louisiana.

Fernando Morthera A., age 48, was named President of Stanley Home Products effective July 28, 2003. Prior to joining Stanley, Mr. Morthera worked for Avon and for House of Fuller in Mexico (a division of Sara Lee). He has more recently served as Marketing Vice President for Tupperware, Latin America, and Managing Director for Tupperware, Spain, where he was responsible for reversing a declining trend in both sales and profits and steadily increased market penetration of distributors and independent consultants. In October 2000 he was appointed Senior Vice President, Global Marketing, for Beauticontrol, Inc., a direct seller of beauty and nutritional products that had been acquired by Tupperware, successfully opening the Mexican market and building a new field sales organization. Mr. Morthera holds an MBA from The Instituto Tecnologico Autonomo de Mexico (ITAM) in Mexico City and a degree in Industrial Design from Mexico's Anahuac University.

Item 11.     EXECUTIVE COMPENSATION.

Information regarding executive compensation is hereby incorporated by reference to the same caption in the Company's 2005 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The stock ownership of each person known to CPAC to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and officers of CPAC as a group are hereby incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2005 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A. The beneficial ownership of CPAC Common Stock of all directors of the Company is hereby incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2005 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is hereby incorporated by reference to the captions "Election of Directors" and "Committee Reports" in the Company's 2005 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14.     PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

Information regarding principal accountants fees and services is hereby incorporated by reference to the "Independent Registered Public Accounting Firm's Fees and Services" caption in the Company's 2005 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following financial statements of the Company are included as a part of the report:
	1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2005 and 2004
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended March 31, 2005, 2004, and 2003
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the Years Ended March 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements
	2.	Financial Statement Schedules:
Schedule II, Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended March 31, 2005, 2004 and 2003
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
(b)	Exhibits.
	2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession
	3.	(i) Articles of incorporation
3.1

Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996, and further amended by Certificate of Amendment dated August 19, 1999, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1999

	3.	(ii) By-laws
3.2

By-laws, as amended, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1998, as further amended, effective October 12, 2004, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2004

	4.	Instruments defining the rights of security holders, including indentures
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

		4.2	Bank Letter dated June 10, 2005 in connection with the Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004
	9.	Voting trust agreement
	10.	Material contracts
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

10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004
11.				Statement regarding computation of per share earnings
12.				Statement regarding computation of ratios
13.				Annual report to security holders, Form 10-Q or quarterly report to security holders
14.				Code of ethics
16.				Letter regarding change of certifying accountant
18.				Letter regarding change in accounting principles
21.				Subsidiaries of the registrant
21.1	Subsidiaries of the registrant
22.				Published report regarding matters submitted to vote of security holders
23.				Consent of experts and counsel
23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm
24.				Power of attorney
31.				Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer
32.				Section 1350 Certifications
99.				Additional exhibits
(c)				Financial Statement Schedules.
Schedule II
CPAC, INC. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE FISCAL YEARS ENDED MARCH 31, 2005, 2004 AND 2003
Additions
	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2005:
Allowance for doubtful accounts	$ 1,542,000	$ 351,000	0	$ (336,000)	$ 1,557,000
Inventory reserve	1,350,000	134,000	0	(314,000)	1,170,000
Restructuring reserves	141,000	0	0	(141,000)	0
Deferred tax assets valuation allowance	0	3,215,000	0	0	3,215,000
2004:
Allowance for doubtful accounts	$ 1,450,000	$ 351,000	0	$ (259,000)	$ 1,542,000
Inventory reserve	1,163,000	457,000	0	(270,000)	1,350,000
Restructuring reserves	0	1,275,000	0	(1,134,000)	141,000
2003:
Allowance for doubtful accounts	$ 868,000	$ 778,000	0	$ (196,000)	$ 1,450,000
Inventory reserve	1,172,000	253,000	0	(262,000)	1,163,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPAC, INC. (Registrant)

Date July 8, 2005	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date July 8, 2005	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer, and Director

Date July 8, 2005	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer, and Director

Date July 8, 2005	By	/s/ Robert Oppenheimer Robert Oppenheimer, Director

Date July 8, 2005	By	/s/ Jerold L. Zimmerman, Ph.D. Jerold L. Zimmerman, Ph.D., Director

Date July 8, 2005	By	/s/ Stephen J. Carl, Esq. Stephen J. Carl, Esq., Director

Date July 8, 2005	By	/s/ José J. Coronas José J. Coronas, Director

Date July 8, 2005	By	/s/ John R. Prann, Jr. John R. Prann, Jr., Director

Date July 8, 2005	By	/s/ William M. Carpenter William M. Carpenter, Director

Date July 8, 2005	By	/s/ Wendy F. Clay Wendy F. Clay, Vice President, Administration

Date July 8, 2005	By	/s/ James W. Pembroke James W. Pembroke, Corporate Secretary and Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation
3.1

Certificate of Incorporation, as amended September 11, 1996, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1996, and further amended by Certificate of Amendment dated August 19, 1999, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1999

N/A
3.	(ii) By-laws
3.2

By-laws, as amended, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1998, as further amended, effective October 12, 2004, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2004

N/A
4.	Instruments defining the rights of security holders, including indentures
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

N/A
	4.2	Bank Letter dated June 10, 2005 in connection with the Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004	55
10.	Material contracts
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

N/A
	10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004	N/A
14.	Code of ethics		N/A
21.	Subsidiaries of the registrant
	21.1	Subsidiaries of the registrant	57
23.	Consent of experts and counsel
	23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	N/A
31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	58
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	59
32.	Section 1350 Certifications		60