Form 10-Q/A
period 2004-06-30
CPAC INC
filed 2005-07-19
CIK 351717

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2006
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
936,936

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets - June 30, 2004 (Unaudited), and March 31, 2004	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income -- Three Months Ended June 30, 2004, and June 30, 2003 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Three Months Ended June 30, 2004, and June 30, 2003 (Unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4.	Controls and Procedures.	18
	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	20
Item 2.	Changes in Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities.	20
Item 4.	Submission of Matters to a Vote of Security Holders.	20
Item 5.	Other Information.	20
Item 6.	Exhibits and Reports on Form 8-K.	20
	SIGNATURE PAGE	21
	EXHIBIT INDEX	22

Explanatory Note

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the quarterly period June 30, 2004, initially filed with the Securities and Exchange Commission ("the SEC") on August 10, 2004, is being filed to reflect the restatement of the Company's consolidated balance sheet at June 30, 2004, the consolidated statements of operations and comprehensive income (loss), and the consolidated statements of cash flows for the three month period ended June 30, 2004, and the notes related thereto. The decision to restate CPAC's consolidated financial statements was previously announced in the Company's Form 8-K, Current Report filed with the SEC on July 6, 2005. For a more detailed description of this restatement see Note 2 Restatement to the accompanying consolidated financial statements contained in this Form 10-Q/A.

Although this Form 10-Q/A sets forth the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1, 2, and 4 of Part I, and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the Original Filing is amended hereby.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing; and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in either the Company's amended Quarterly Report on Form 10-Q/A for the quarterly period September 30, 2004, and/or the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2004, which are being filed concurrently with the filing of this Form 10-Q/A, or by our Annual Report on Form 10-K for the year ended March 31, 2005, which was filed on July 11, 2005, or other reports filed with the SEC subsequent to the date of this filing.

i

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2004 (Restated) (Unaudited)	March 31, 2004 (Note)
Current assets:
Cash and cash equivalents	$ 6,221,954	$ 7,747,481
Accounts receivable (net of allowance for doubtful accounts of $1,596,000 and $1,542,000, respectively)	11,622,052	11,532,459
Inventory, net	18,557,500	17,230,999
Prepaid expenses and other current assets	2,136,505	2,271,978
Deferred tax assets, current	1,108,790	1,124,790
Total current assets	39,646,801	39,907,707
Property, plant and equipment, net	15,825,313	16,269,021
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,425,091 and $1,383,861, respectively)	892,854	930,681
Deferred tax assets, long-term, net	2,602,214	2,652,214
Investment in affiliate	116,386	250,000
Other assets	3,305,705	3,311,484
Assets held for sale	1,219,153	1,219,153
	$ 63,800,852	$ 64,732,686
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 173,986	$ 210,174
Accounts payable	5,152,383	5,551,570
Accrued payroll and related expenses	1,682,546	1,692,167
Other accrued expenses and liabilities	2,136,035	2,385,488
Total current liabilities	9,144,950	9,839,399
Long-term debt, net of current portion	6,732,380	6,771,471
Other long-term liabilities	4,198,809	4,204,323
Minority interests	883,165	830,328
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares	50,321	50,321
Additional paid-in capital	9,613,906	9,613,906
Retained earnings	33,098,416	33,374,205
Accumulated other comprehensive income	669,093	638,921
	43,431,736	43,677,353
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	42,841,548	43,087,165
	$ 63,800,852	$ 64,732,686

Note: The balance sheet at March 31, 2004 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED

JUNE 30, 2004 AND JUNE 30, 2003

UNAUDITED

	2004 (Restated)	2003
Net sales	$ 22,085,655	$ 23,180,154
Costs and expenses:
Cost of sales	12,452,875	12,678,406
Selling, administrative and engineering expenses	9,024,013	9,385,318
Research and development expense	189,898	168,282
Restructuring expenses		180,000
Interest expense, net	100,538	133,993
	21,767,324	22,545,999
Income before non-operating income (expense) and income taxes	318,331	634,155
Non-operating items:
Minority interests	(52,837)	(52,819)
Equity in loss of affiliate	(127,901)	(81,414)
	(180,738)	(134,233)
Income before income tax	137,593	499,922
Provision for income tax	67,000	177,000
Net income	$ 70,593	$ 322,922
Net income per common share:
Basic net income per share	$ 0.01	$ 0.07
Diluted net income per share	$ 0.01	$ 0.07
Average common shares outstanding:
Basic	4,946,774	4,945,212
Diluted	4,958,830	4,947,012
Comprehensive income:
Net income	$ 70,593	$ 322,922
Other comprehensive income	30,172	125,675
Comprehensive income	$ 100,765	$ 448,597

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

JUNE 30, 2004 AND JUNE 30, 2003

UNAUDITED

	2004 (Restated)(1)	2003
Cash flows from operating activities:
Net income	$ 70,593	$ 322,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	564,070	618,533
Amortization of intangible assets	38,542	38,541
Deferred income taxes	66,000	(55,000)
Minority interest in consolidated foreign subsidiary	52,837	52,819
Equity in loss of affiliate	127,901	81,414
Changes in assets and liabilities:
Accounts receivable	(83,055)	296,812
Inventory	(1,316,008)	(798,566)
Accounts payable	(396,288)	(220,852)
Accrued expenses and liabilities	(256,925)	392,743
Other changes, net	140,421	(345,511)
Total adjustments	(1,062,505)	60,933
Net cash provided by (used in) operating activities	(991,912)	383,855
Cash flows from investing activities:
Purchase of property, plant and equipment, net	(111,459)	(404,036)
Investment in affiliate		(1,300,000)
Net cash used in investing activities	(111,459)	(1,704,036)
Cash flows from financing activities:
Repayment of long-term borrowings	(77,199)	(33,424)
Payment of cash dividends	(346,382)	(346,273)
Net cash used in financing activities	(423,581)	(379,697)
Effect of exchange rate changes on cash	1,425	2,762
Net decrease in cash and cash equivalents	(1,525,527)	(1,697,116)
Cash and cash equivalents -- beginning of year	7,747,481	9,866,539
Cash and cash equivalents -- end of year	$ 6,221,954	$ 8,169,423

(1)  Only individual line items in cash flows from operating activities have been restated. Total cash flows from operating, investing, and financing activities were unaffected.

The accompanying notes are an integral part of the financial statements.

  1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the interim periods presented on Form 10-Q, as amended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 Annual Report to Shareholders. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

  2 -- RESTATEMENT

Overview

As disclosed in our 2005 Annual Report on Form 10-K, our historical financial statements for the interim periods ended June 30, 2004, September 30, 2004, and December 31, 2004, were restated for certain inventory items. The adjustments, which relate to inventory, should have been recorded in earlier quarterly periods within the same fiscal year, and impacted inventory, cost of sales, and income tax benefit for each quarter, resulting in a net additional expense in each of the three quarters as restated. The restated results of operations for the quarter ended June 30, 2004 also includes a charge of $34,000 in cost of sales relating to the cumulative prior year effect of such adjustments. This Form 10-Q, as amended, is being filed to reflect the effects of that restatement in our historical financial statements for the interim period ended June 30, 2004. Each adjustment is further discussed below.

Inventory

During our year-end audit, management discovered a computational error in the valuation of a component of inventory and determined that reliance on the spreadsheet for completion of such valuation had caused the error. The spreadsheet was affected by the input of data that resulted in the computation of incorrect inventory values, and as a result, misstatement of previously filed interim period financial statements for the three fiscal quarters in 2005. The total change to cost of sales and inventory for the three months ended June 30, 2004, as a result of the restatement adjustments recorded, was $93,734, including $34,000 relating to the cumulative prior-year effect of such adjustments.

Income taxes receivable, net

As a result of the additional expenses recorded from the inventory valuation adjustments, the Company's income tax provision and income tax receivable, net, balances were also restated. The total change to income tax expense and income tax receivable, net, for the three months ended June 30, 2004, as a result of the restatement adjustments recorded, was $32,000.

The impact on the consolidated statements of operations and comprehensive income and the consolidated statement of cash flows are presented below (in thousands, except per share data). The impact of the above adjustments on the consolidated balance sheet is not presented, as it is immaterial. We have reflected this restatement in Notes 3, 7, and 10.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2004 (In thousands, except per share data)

	As Previously Reported	Restated	Change
Net sales	$ 22,086	$ 22,086	--
Costs and expenses:
Cost of sales	12,359	12,453	94
Selling, administrative and engineering expenses	9,024	9,024	--
Research and development expense	190	190	--
Interest expense, net	101	101	--
	21,674	21,768	94
Income before non-operating income (expense) and income taxes	412	318	(94)
Non-operating items:
Minority interests	(53)	(53)	--
Equity in loss of affiliate	(128)	(128)	--
	(181)	(181)	--
Income before income tax	231	137	(94)
Provision for income tax	99	67	(32)
Net income	$ 132	$ 70	(62)
Net income per common share:
Basic net income per share	$ 0.03	$ 0.01	(0.02)
Diluted net income per share	$ 0.03	$ 0.01	(0.02)
Comprehensive income:
Net income	$ 132	$ 70	(62)
Other comprehensive income	30	30	--
Comprehensive income	$ 162	$ 100	(62)

Consolidated Statements of Cash Flows

For the Three Months Ended June 30, 2004 (In thousands)

	As Previously Reported	Restated	Change
Cash flows from operating activities:
Net income	$ 132	$ 70	(62)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	564	564	--
Amortization of intangible assets	39	39	--
Deferred income taxes	66	66	--
Minority interest in consolidated foreign subsidiary	53	53	--
Equity in loss of affiliate	128	128	--
Changes in assets and liabilities:
Accounts receivable	(83)	(83)	--
Inventory	(1,410)	(1,316)	(94)
Accounts payable	(396)	(396)	--
Accrued expenses and liabilities	(257)	(257)	--
Other changes, net	172	140	32
Total adjustments	(1,124)	(1,062)	62
Net cash used in operating activities	(992)	(992)	--
Cash flows from investing activities:
Purchase of property, plant and equipment, net	(111)	(111)	--
Net cash used in investing activities	(111)	(111)	--
Cash flows from financing activities:			--
Repayment of long-term borrowings	(77)	(77)	--
Payment of cash dividends	(346)	(346)	--
Net cash used in financing activities	(423)	(423)	--
Effect of exchange rate changes on cash	1	1	--
Net decrease in cash and cash equivalents	(1,525)	(1,525)	--
Cash and cash equivalents -- beginning of year	7,747	7,747	--
Cash and cash equivalents -- end of year	$ 6,222	$ 6,222	--

  3 -- INVENTORY

Inventory net of reserves is summarized as follows:

	June 30, 2004 (Restated)	March 31, 2004
Raw materials and purchased parts	$ 7,323,853	$ 6,602,331
Work-in-process	1,338,338	1,175,438
Finished Goods	9,895,309	9,453,230
	$ 18,557,500	$ 17,230,999

  4 -- INVESTMENT IN AFFILIATE

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

Summarized, unaudited, financial information for TURA for the three months ended June 30, 2004 and 2003 is shown below:

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

Three Months Ended June 30,
	2004 (Restated)	2003
Net income as reported	$ 70,593	$ 322,922
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	19,000	16,000
Proforma net income	$ 51,593	$ 306,922
Net income per common share:
Basic -- as reported	$ 0.01	$ 0.07
Basic -- proforma	$ 0.01	$ 0.06
Diluted -- as reported	$ 0.01	$ 0.07
Diluted -- proforma	$ 0.01	$ 0.06

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

10 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands Segment and the CPAC Imaging (Imaging) Segment. Information concerning the Company's business Segments' net sales and income before non-operating income (expense) and income taxes for the quarters ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,
	2004 (Restated)	2003
Net sales to customers:
Fuller Brands	$ 13,973,224	$ 14,351,801
Imaging	8,112,431	8,828,353
Total net sales to customers	$ 22,085,655	$ 23,180,154
Operating income (loss):
Fuller Brands	$ 890,395	$ 971,658
Imaging	(444,575)	(158,932)
	445,820	812,726
Corporate expense	(26,951)	(44,578)
Interest expense, net	(100,538)	(133,993)
Income before non-operating expense and income taxes	$ 318,331	$ 634,155

Sales between Segments are not material.

Information concerning the identifiable assets of the Company's business Segments at June 30, 2004 and March 31, 2004 are as follows:

	June 30, 2004 (Restated)	March 31, 2004
Identifiable assets:
Fuller Brands	$ 29,699,433	$ 29,337,358
Imaging	25,561,456	25,267,273
Total identifiable assets of the segment	55,260,889	54,604,631
Corporate short-term investments	2,336,171	3,771,295
Deferred income tax assets	3,343,177	3,409,177
Other corporate assets	2,860,615	2,947,583
Total consolidated assets	$ 63,800,852	$ 64,732,686

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

Certain historical information in this section has been restated, as further described in Item 1 Financial Statements Note 2.

The Company's financial results for the quarter ended June 30, 2003 include an after tax charge of $0.02 per diluted share for the Imaging Restructuring initiative (See Note 5 to the Consolidated Financial Statements).

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

Gross Margins

Consolidated gross margins were 43.6% for the three months ended June 30, 2004, as compared to 43.0% for the year ended March 31, 2004 and 45.3% for the three months ended June 30, 2003, respectively.

Gross margins in the Fuller Brands Segment were 50.6% for the three months ended June 30, 2004, as compared to 48.5% for the year ended March 31, 2004 and 49.9% for the three months ended June 30, 2003, respectively. Increases in gross margins resulted from increased home shopping network and retail sales, which tend to have higher gross margins and higher selling and administrative costs to support it. The Company believes that increasing sales, as a result of its retail initiative, may aid in increasing production throughput and improving product margins in future periods.

Gross margins in the Imaging Segment were 31.7% for the three months ended June 30, 2004 as compared to 35.6% for the year ended March 31, 2004 and 37.8% for the three months ended June 30, 2003, respectively. The decline in gross margins in fiscal 2005 versus fiscal 2004 reflect the continued pressures on pricing, due to the declining worldwide photographic and medical imaging markets, coupled with lower volumes of production.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs for the three months ended June 30, 2004 were 40.9% of net sales, versus 41.1% and 40.5% for the year ended March 31, 2004 and the three months ended June 30, 2003, respectively.

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

In the Imaging Segment, selling, administrative, and engineering costs for the three months ended June 30, 2004 were 36.5% of net sales versus 35.2% and 32.8% for the year ended March 31, 2004 and the three months ended June 30, 2003, respectively. The increase in fiscal 2005 versus fiscal 2004 is largely a result of revenues declining at a greater rate than expenses, especially in the Segment's domestic operations. While the domestic Imaging Restructuring plan completed in 2004 will eliminate duplicate costs in the domestic Imaging operations, fixed cost reductions in its European operations may be necessary, if sales decline continues.

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

Income Taxes

The Company's effective tax rate was 48.7% for the quarter ended June 30, 2004, as compared to 35.4% for the comparable period last year. This also compares with a (12.3)% net tax benefit experienced for the twelve months ended March 31, 2004.

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

Net Income

The Company's income decreased $252,329 or 78%, as compared to the three months ended June 30, 2003. Reduced revenues in both Segments contributed to the decline.

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

As disclosed in Note 4 to the Consolidated Financial Statements, the Company increased its investment in TURA in fiscal 2004 to 40%, requiring the change in accounting for this investment to the equity method. With this change, the Company began recording 40% of the proportionate share of TURA's net losses in the second quarter of fiscal 2004, plus amortization of the excess purchase price related to the Company's investment. In the first quarter of fiscal 2004, the Company recorded 19% of TURA's losses, plus amortization of the excess purchase price. The increase in equity in losses of TURA for the three months ended June 30, 2004 versus June 30, 2003 primarily is a function of recording 40% of TURA's losses this quarter, as compared to 19% in last year's comparable period.

As further described in Note 4 to the Consolidated Financial Statements, the Company reduced its recorded investment in TURA in the fourth quarter of fiscal 2004, due to declining financial performance, and the realization that the operating and cash flow difficulties experienced were other than temporary. TURA's difficulties reflect the worldwide economic pressures on the traditional film markets, as well as the stronger Euro against the dollar, similar to what the Company's Imaging Segment, domestically and internationally, has been experiencing. During the first quarter of fiscal 2005, TURA continued to experience cash flow difficulties, but has been able to operate and is exploring various options for improving its current financial condition, including negotiating favorable payment terms with certain of its customers. After recognition of its proportionate share of TURA's first quarter losses, amortization of the supply contract, and foreign currency translation adjustments, the Company's investment has been reduced to approximately $116,000 at June 30, 2004. The Company estimates that its recorded investment in TURA may be reduced to zero in the subsequent quarter, based on finalization of TURA's second quarter operating results. The Company has the option of increasing its investment in TURA to 51% by October 2004 and will continue to monitor the financial condition of TURA to determine the appropriate actions to protect its investment during 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Three Months Ended June 30,
	2004	2003
Cash provided by (used in):
Operating activities	$ (992)	$ 384
Investing activities	(111)	(1,704)
Financing activities	(423)	(380)
Currency impact on cash	1	3
Net decrease in cash and cash equivalents	$ (1,525)	$ (1,697)

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

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities increased in the first quarter of 2005 over 2004, due to increased debt repayments.

The following table presents working capital information at June 30, 2004, March 31, 2004, and June 30, 2003:

	June 30, 2004 (Restated)	March 31, 2004	June 30, 2003
Working capital (in thousands)	$ 30,502	$ 30,068	$ 31,234
Working capital ratio	4.34 to 1	4.06 to 1	4.22 to 1
Receivable days outstanding	47.7 days	47.3 days	45.5 days
Annual inventory turns	2.8 times	2.9 times	2.8 times

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

Item 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The following has been amended to reflect the restatement of the Company's consolidated financial statements as discussed further in the Explanatory Note on page "i" and in Note 2 of the Consolidated Financial Statements.

In the Company's original filing of the June 30, 2004 Form 10-Q, the Company's chief executive and chief financial officers, respectively, informed the Board of Directors that, based upon their evaluations of the Company's disclosure controls and procedures as of the end of the period covered by its quarterly report (Form 10-Q), such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure. The Company has since re-assessed its internal controls over financial reporting, as a result of the discovery of a "material control weakness," which it believes adversely affected its disclosure controls and procedures, and as a result, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2004.

On June 28, 2005, management of CPAC, Inc. concluded that the Company's previously filed unaudited consolidated financial statements for the periods ended June 30, 2004, September 30, 2004 and December 31, 2004 included in its respective Forms 10-Q should: (1) no longer be relied upon because of an error in such financial statements as addressed in Accounting Principles Board Opinion No. 20, and (2) be restated to reflect the accounting adjustments necessary to correct the error. The Company and the Audit Committee discussed this matter with the Company's independent registered public accounting firm.

The adjustments, which relate to inventory, should have been recorded in earlier quarterly periods within the same fiscal year. The adjustments impacted inventory value, cost of sales, and income tax benefit for each quarter, resulting in a net additional expense of $.02 per share in the Quarter ended June 30, 2004, $.01 per share in the Quarter ended

September 30, 2004, and $.01 per share in the Quarter ended December 31, 2004. Management believes that no annual or quarterly financial statements for any period prior thereto require adjustment.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the adjustments and restatement described above, the Company's management has identified a control deficiency in the Company's internal control over financial reporting as of June 30, September 30, and December 31, 2004 and March 31, 2005. The control deficiency is the lack of appropriate senior management review of the inventory valuation calculations and spreadsheets used in such calculations. As a result of this control deficiency, the Company misstated inventory and cost of sales, resulting in the restatement of the interim financial statements for fiscal 2005 and audit adjustments to the annual financial statements. In addition, this control deficiency could result in a misstatement of the aforementioned accounts that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency represents a material weakness in the Company's internal control over financial reporting.

As of the date of this filing, the Company is addressing the material control weakness in its internal control over financial reporting with respect to the reliance on, and use of, this spreadsheet. The remediation actions include development of a new spreadsheet and manual recomputation of the new spreadsheet for each of the three quarters in the year ended March 31, 2005. Additionally, management will apply manual controls over the computation of the valuation on a quarterly basis for all future periods, and will document security control over the spreadsheet to ensure that it is not adjusted without appropriate review and written approval by senior accounting management.

Changes in Internal Controls

Management, with the participation of the Company's chief executive and chief financial officers, has concluded that there were no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Although there were no changes to the Company's internal control over financial reporting that occurred during the period covered by this report, the Company has subsequently implemented changes and are planning additional changes to remediate the material weaknesses identified, which we expect will materially affect such controls.

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

CPAC, INC.
(Registrant)

Date July 19, 2005	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date July 19, 2005	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date July 19, 2005	By	/s/ James W. Pembroke James W. Pembroke, Corporate Secretary and Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation, By-laws
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