Form 10-Q/A
period 2004-09-30
CPAC INC
filed 2005-07-19
CIK 351717

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
944,436

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets - September 30, 2004 (Unaudited), and March 31, 2004	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- Six Months Ended September 30, 2004, and September 30, 2003 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- Three Months Ended September 30, 2004, and September 30, 2003 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- Six Months Ended September 30, 2004, and September 30, 2003 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4.	Controls and Procedures.	21
	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 3.	Defaults Upon Senior Securities.	23
Item 4.	Submission of Matters to a Vote of Security Holders.	23
Item 5.	Other Information.	23
Item 6.	Exhibits.	23
	SIGNATURES PAGE	25
	EXHIBIT INDEX	26

Explanatory Note

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the three and six month periods ended September 30, 2004, initially filed with the Securities and Exchange Commission ("the SEC") on November 12, 2004, is being filed to reflect the restatement of the Company's consolidated balance sheet at September 30, 2004, the consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended September 30, 2004, and the consolidated statements of cash flows for the six month period ended September 30, 2004, and the notes related thereto. The decision to restate CPAC's consolidated financial statements was previously announced in the Company's Form 8-K, Current Report filed with the SEC on July 6, 2005. For a more detailed description of this restatement see Note 2 Restatement to the accompanying consolidated financial statements contained in this Form 10-Q/A.

Although this Form 10-Q/A sets forth the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1, 2, and 4 of Part I, and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the Original Filing is amended hereby.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing; and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in either the Company's amended Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2004, which is being filed concurrently with the filing of this Form 10-Q/A, or by our Annual Report on Form 10-K for the year ended March 31, 2005, which was filed on July 11, 2005, or other reports filed with the SEC subsequent to the date of this filing.

i

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2004 (Restated) (Unaudited)	March 31, 2004 (Note)
Current assets:
Cash and cash equivalents	$ 6,262,209	$ 7,747,481
Accounts receivable (net of allowance for doubtful accounts of $1,646,000 and $1,542,000, respectively)	11,835,629	11,532,459
Inventory, net	18,946,372	17,230,999
Prepaid expenses and other current assets	2,254,144	2,271,978
Deferred tax assets, current	1,089,790	1,124,790
Total current assets	40,388,144	39,907,707
Property, plant and equipment, net	15,519,070	16,269,021
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,445,000 and $1,384,000, respectively)	849,574	930,681
Deferred tax assets, long-term, net	2,546,214	2,652,214
Investment in affiliate		250,000
Other assets	3,301,418	3,311,484
Assets held for sale		1,219,153
	$ 62,796,846	$ 64,732,686
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 182,211	$ 210,174
Accounts payable	4,771,865	5,551,570
Accrued payroll and related expenses	1,779,834	1,692,167
Other accrued expenses and liabilities	2,325,787	2,385,488
Total current liabilities	9,059,697	9,839,399
Long-term debt, net of current portion	6,953,876	6,771,471
Other long-term liabilities	4,157,140	4,204,323
Minority interests	174,995	830,328
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares	50,321	50,321
Additional paid-in capital	9,613,906	9,613,906
Retained earnings	32,924,035	33,374,205
Accumulated other comprehensive income	453,064	638,921
	43,041,326	43,677,353
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	42,451,138	43,087,165
	$ 62,796,846	$ 64,732,686

Note: The balance sheet at March 31, 2004 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)

FOR THE Six MONTHS ENDED

September 30, 2004 AND September 30, 2003

UNAUDITED

	2004 (Restated)	2003
Net sales	$ 44,382,525	$ 46,712,483
Costs and expenses:
Cost of sales	25,051,000	25,908,117
Selling, administrative and engineering expenses	17,955,218	19,092,016
Research and development expense	420,046	341,001
Restructuring expenses		597,029
Interest expense, net	185,245	259,448
	43,611,509	46,197,611
Income before non-operating income (expense) and income taxes	771,016	514,872
Non-operating items:
Minority interests	(115,986)	(98,026)
Equity in loss of affiliate	(250,436)	(179,287)
	(366,422)	(277,313)
Income before income tax	404,594	237,559
Provision for income tax	162,000	51,000
Net income	$ 242,594	$ 186,559
Net income per common share:
Basic net income per share	$ 0.05	$ 0.04
Diluted net income per share	$ 0.05	$ 0.04
Average common shares outstanding:
Basic	4,946,774	4,945,212
Diluted	4,954,239	4,965,612
Comprehensive income:
Net income	$ 242,594	$ 186,559
Other comprehensive income (loss)	(185,857)	530,348
Comprehensive income	$ 56,737	$ 716,907

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)

FOR THE THREE MONTHS ENDED

September 30, 2004 AND September 30, 2003

UNAUDITED

	2004 (Restated)	2003
Net sales	$ 22,296,870	$ 23,532,329
Costs and expenses:
Cost of sales	12,598,125	13,229,711
Selling, administrative and engineering expenses	8,931,205	9,706,698
Research and development expense	230,148	172,719
Restructuring expenses		417,029
Interest expense, net	84,707	125,455
	21,844,185	23,651,612
Income before non-operating income (expense) and income taxes	452,685	(119,283)
Non-operating items:
Minority interests	(63,149)	(45,207)
Equity in loss of affiliate	(122,535)	(97,873)
	(185,684)	(143,080)
Income (loss) before income tax	267,001	(262,363)
Provision (benefit) for income tax	95,000	(126,000)
Net income (loss)	$ 172,001	$ (136,363)
Net income (loss) per common share:
Basic net income (loss) per share	$ 0.03	$ (0.03)
Diluted net income (loss) per share	$ 0.03	$ (0.03)
Average common shares outstanding:
Basic	4,946,774	4,945,212
Diluted	4,949,647	4,945,212
Comprehensive income (loss):
Net income (loss)	$ 172,001	$ (136,363)
Other comprehensive income (loss)	(216,029)	387,996
Comprehensive income (loss)	$ (44,028)	$ 251,633

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE Six MONTHS ENDED

September 30, 2004 AND September 30, 2003

UNAUDITED

	2004 (Restated)(1)	2003
Cash flows from operating activities:
Net income	$ 242,594	$ 186,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,080,531	1,253,395
Amortization of intangible assets	77,088	77,087
Deferred income taxes	141,000	(115,000)
Minority interest in consolidated foreign subsidiary	115,986	98,026
Equity in loss of affiliate	250,436	179,287
Gain of sale of property, plant and equipment	(62,902)
Changes in assets and liabilities:
Accounts receivable	(334,815)	(683,066)
Inventory	(1,766,424)	283,355
Accounts payable	(792,463)	(109,514)
Accrued expenses and liabilities	16,989	29,526
Other changes, net	26,362	166,445
Total adjustments	(1,248,212)	1,179,541
Net cash provided by (used in) operating activities	(1,005,618)	1,366,100
Cash flows from investing activities:
Sale of property, plant and equipment	1,282,055
Purchase of property, plant and equipment	(606,294)	(915,731)
Business investment	(300,000)
Investment in affiliate		(1,300,000)
Net cash provided by (used in) investing activities	375,761	(2,215,731)
Cash flows from financing activities:
Repayment of long-term borrowings	(156,663)	(83,298)
Payment of cash dividends	(692,764)	(692,546)
Net cash used in financing activities	(849,427)	(775,844)
Effect of exchange rate changes on cash	(5,988)	9,173
Net decrease in cash and cash equivalents	(1,485,272)	(1,616,302)
Cash and cash equivalents -- beginning of year	7,747,481	9,866,539
Cash and cash equivalents -- end of year	$ 6,262,209	$ 8,250,237

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

  2 -- RESTATEMENT

Overview

As disclosed in our 2005 Annual Report on Form 10-K, our historical financial statements for the interim periods ended June 30, 2004, September 30, 2004, and December 31, 2004, were restated for certain inventory items. The adjustments, which relate to inventory, should have been recorded in earlier quarterly periods within the same fiscal year, and impacted inventory, cost of sales, and income tax benefit for each quarter, resulting in a net additional expense in each of the three quarters as restated. The restated results of operations for the six months ended September 30, 2004 also includes a charge of $34,000 in cost of sales relating to the cumulative prior year effect of such adjustments. This Form 10-Q, as amended, is being filed to reflect the effects of that restatement in our historical financial statements for the three and six month periods ended September 30, 2004. Each adjustment is further discussed below.

Inventory

During our year-end audit, management discovered a computational error in the valuation of a component of inventory and determined that reliance on the spreadsheet for completion of such valuation had caused the error. The spreadsheet was affected by the input of data that resulted in the computation of incorrect inventory values, and as a result, misstatement of previously filed interim period financial statements for the three fiscal quarters in 2005. The total change to cost of sales and inventory for the three month period ended September 30, 2004, as a result of the restatement adjustments recorded, was $53,827. The total change to cost of sales and inventory for the six month period ended September 30, 2004, as a result of the restatement adjustments recorded, was $147,561, including a charge of $34,000 relating to the cumulative prior-year effect of such adjustments.

Income taxes receivable, net

As a result of the additional expenses recorded from the inventory valuation adjustments, the Company's income tax provision and income tax receivable, net, balances were also restated. The total change to income tax expense and income tax receivable, net, for the three and six month periods ended September 30, 2004, as a result of the restatement adjustments recorded, was $19,000 and $51,000, respectively.

The impact on the consolidated statements of operations and comprehensive income for the three and six month periods ended September 30, 2004 and the consolidated statement of cash flows for the six month period ended September 30, 2004 are presented below (in thousands, except per share data). The impact of the above adjustments on the consolidated balance sheet at September 30, 2004 is not presented, as it is immaterial. We have reflected this restatement in Notes 3, 8, and 11.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2004 (In thousands, except per share data)

	As Previously Reported	Restated	Change
Net sales	$ 22,297	$ 22,297	--
Costs and expenses:
Cost of sales	12,544	12,598	54
Selling, administrative and engineering expenses	8,931	8,931	--
Research and development expense	230	230	--
Interest expense, net	85	85	--
	21,790	21,844	54
Income before non-operating income (expense) and income taxes	507	453	(54)
Non-operating items:
Minority interests	(63)	(63)	--
Equity in loss of affiliate	(123)	(123)	--
	(186)	(186)	--
Income before income tax	321	267	(54)
Provision for income tax	114	95	(19)
Net income	$ 207	$ 172	(35)
Net income per common share:
Basic net income per share	$ 0.04	$ 0.03	(0.01)
Diluted net income per share	$ 0.04	$ 0.03	(0.01)
Comprehensive income (loss):
Net income	$ 207	$ 172	(35)
Other comprehensive income (loss)	(216)	(216)	--
Comprehensive loss	$ (9)	$ (44)	(35)

Consolidated Statements of Operations and Comprehensive Income

For the Six Months Ended September 30, 2004 (In thousands, except per share data)

	As Previously Reported	Restated	Change
Net sales	$ 44,382	$ 44,382	--
Costs and expenses:
Cost of sales	24,903	25,051	148
Selling, administrative and engineering expenses	17,955	17,955	--
Research and development expense	420	420	--
Interest expense, net	185	185	--
	43,463	43,611	148
Income before non-operating income (expense) and income taxes	919	771	(148)
Non-operating items:
Minority interests	(116)	(116)	--
Equity in loss of affiliate	(251)	(251)	--
	(367)	(367)	--
Income before income tax	552	404	(148)
Provision for income tax	213	162	(51)
Net income	$ 339	$ 242	(97)
Net income per common share:
Basic net income per share	$ 0.07	$ 0.05	(0.02)
Diluted net income per share	$ 0.07	$ 0.05	(0.02)
Comprehensive income:
Net income	$ 339	$ 242	(97)
Other comprehensive income	(186)	(186)	--
Comprehensive income	$ 153	$ 56	(97)

Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2004 (In thousands)

	As Previously Reported	Restated	Change
Cash flows from operating activities:
Net income	$ 339	$ 243	(96)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,081	1,081	--
Amortization of intangible assets	77	77	--
Deferred income taxes	141	141	--
Minority interest in consolidated foreign subsidiary	116	116	--
Equity in loss of affiliate	251	251	--
Gain on sale of property, plant and equipment	(63)	(63)	--
Changes in assets and liabilities:
Accounts receivable	(335)	(335)	--
Inventory	(1,914)	(1,767)	(147)
Accounts payable	(792)	(792)	--
Accrued expenses and liabilities	17	17	--
Other changes, net	77	26	51
Total adjustments	(1,344)	(1,248)	96
Net cash used in operating activities	(1,005)	(1,005)	--
Cash flows from investing activities:
Sale of property, plant and equipment	1,282	1,282	--
Purchase of property, plant and equipment, net	(606)	(606)	--
Business investment	(300)	(300)	--
Net cash used in investing activities	376	376	--
Cash flows from financing activities:			--
Repayment of long-term borrowings	(157)	(157)	--
Payment of cash dividends	(693)	(693)	--
Net cash used in financing activities	(850)	(850)	--
Effect of exchange rate changes on cash	(6)	(6)	--
Net decrease in cash and cash equivalents	(1,485)	(1,485)	--
Cash and cash equivalents -- beginning of year	7,747	7,747	--
Cash and cash equivalents -- end of year	$ 6,262	$ 6,262	--

  3 -- INVENTORY

Inventory net of reserves is summarized as follows:

	September 30, 2004 (Restated)	March 31, 2004
Raw materials and purchased parts	$ 7,195,419	$ 6,602,331
Work-in-process	1,205,296	1,175,438
Finished Goods	10,545,657	9,453,230
	$ 18,946,372	$ 17,230,999

  4 -- BUSINESS INVESTMENT

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

  5 -- INVESTMENT IN AFFILIATE

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

Summarized, unaudited, financial information for TURA for the three and six months ended September 30, 2004 and 2003 is shown below:

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004 (Restated)	2003	2004 (Restated)	2003
Net income (loss) as reported	$ 172,001	$ (136,363)	$ 242,594	$ 186,559
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	20,000	23,000	39,000	39,000
Proforma net income	$ 152,001	$ (159,363)	$ 203,594	$ 147,559
Net income per common share:
Basic -- as reported	$ 0.03	$ (0.03)	$ 0.05	$ 0.04
Basic -- proforma	$ 0.03	$ (0.03)	$ 0.04	$ 0.03
Diluted -- as reported	$ 0.03	$ (0.03)	$ 0.05	$ 0.04
Diluted -- proforma	$ 0.03	$ (0.03)	$ 0.04	$ 0.03

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

11 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands Segment and the CPAC Imaging (Imaging) Segment. Information concerning the Company's business Segments' net sales and income before non-operating income (expense) and income taxes for the quarters and six months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004 (Restated)	2003	2004 (Restated)	2003
Net sales to customers:
Fuller Brands	$ 13,644,339	$ 13,645,386	$ 27,617,563	$ 27,997,187
Imaging	8,652,531	9,886,943	16,764,962	18,715,296
Total net sales to customers	$ 22,296,870	$ 23,532,329	$ 44,382,525	$ 46,712,483
Operating income (loss):
Fuller Brands	$ 650,741	$ 315,985	$ 1,541,136	$ 1,287,643
Imaging	(87,029)	(234,671)	(531,604)	(393,603)
	563,712	81,314	1,009,532	894,040
Corporate expense	(26,320)	(75,142)	(53,271)	(119,720)
Interest expense, net	(84,707)	(125,455)	(185,245)	(259,448)
Income before non-operating expense and income taxes	$ 452,685	$ (119,283)	$ 771,016	$ 514,872

Sales between Segments are not material.

Information concerning the identifiable assets of the Company's business Segments at September 30, 2004 and March 31, 2004 are as follows:

	September 30, 2004 (Restated)	March 31, 2004
Identifiable assets:
Fuller Brands	$ 30,731,433	$ 29,337,358
Imaging	24,934,565	25,267,273
Total identifiable assets of the segment	55,665,998	54,604,631
Corporate short-term investments	814,439	3,771,295
Deferred income tax assets	3,268,177	3,409,177
Other corporate assets	3,048,232	2,947,583
Total consolidated assets	$ 62,796,846	$ 64,732,686

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

The Company's financial results for the quarter and six months ended September 30, 2003 include an after tax charge of $0.05 and $0.07 per diluted share, respectively, for the Imaging Restructuring initiative (See Note 6 to the Consolidated Financial Statements).

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

Gross Margins

Consolidated gross margins were 43.5% for the quarter ended September 30, 2004, as compared to 43.0% for the year ended March 31, 2004 and 43.8% for the quarter ended September 30, 2003, respectively.

Gross margins in the Fuller Brands Segment were 49.3% for the quarter ended September 30, 2004, as compared to 48.5% for the year ended March 31, 2004 and 48.6% for the quarter ended September 30, 2003, respectively. Increases in gross margins resulted from increased home shopping network and retail sales, which tend to have higher gross margins and higher selling and administrative costs to support it. The Company believes that increasing sales, as a result of its retail initiative, may aid in increasing production throughput and improving product margins in future periods.

Gross margins in the Imaging Segment were 34.3% for the quarter ended September 30, 2004 as compared to 35.6% for the year ended March 31, 2004 and 37.1% for the quarter ended September 30, 2003, respectively. The decrease in gross margins in fiscal 2005 versus fiscal 2004 reflect the continued pressures on pricing, due to the declining worldwide photographic and medical imaging markets, coupled with lower volumes of production. In addition, manufacturing efficiencies at the Imaging Segment's Norcross facility, as a result of the 2004 Imaging Restructuring Plan, have not been fully realized at this time.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs for the quarter ended September 30, 2004 were 40.1% of net sales, versus 41.1% and 41.2% for the year ended March 31, 2004 and the quarter ended September 30, 2003, respectively.

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

In the Imaging Segment, selling, administrative, and engineering costs for the quarter ended September 30, 2004 were 34.2% of net sales versus 35.2% and 34.9% for the year ended March 31, 2004 and the quarter ended September 30, 2003, respectively. The decrease, as a percentage of sales in fiscal 2005 versus fiscal 2004, reflects cost containment efforts in most domestic Imaging operations, as a result of reduced revenues, offset by the Segment's European operations where revenue declines have exceeded expense reductions. While the domestic Imaging Restructuring plan completed in 2004 has helped to eliminate duplicate costs in the domestic Imaging operations, fixed cost reductions in its European operations may be necessary, if sales declines continue.

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

Income Taxes

The Company's effective tax rate was 35.6% for the quarter ended September 30, 2004, as compared to a (12.3)% net tax benefit for the year ended March 31, 2004, as compared to a (48.0)% net tax benefit for the three months ended September 30, 2003. The net tax benefits at March 31, 2004 and September 30, 2003 arose primarily as a result of the refundable state and federal taxes from combined domestic losses, primarily due to the Imaging Restructuring expenses recognized during fiscal 2004. For fiscal 2005, the effective rate has been impacted by limitations on recognition of state tax net operating loss carryforwards from three of the Company's domestic subsidiaries, as well as limited foreign tax benefits due to CPAC Italia's net operating loss. The Company's effective tax rate is subject to material impact based on the earnings of CPAC Asia, which continues to operate under a seven-year tax holiday. The Company anticipates continued income from CPAC Asia, which in conjunction with reductions in losses in other Imaging operations, should allow the effective rate to continue to be below 40%, absent any unusual restructuring or impairment charge related to any of the Company's operations.

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

Net Income

The Company's net income increased $56,035 or 30%, as compared to the six months ended September 30, 2003. Increased earnings in the Fuller Brands Segment in fiscal 2005, coupled with restructuring expenses incurred in the Imaging Segment in fiscal 2004, contributed to the net increase.

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

As disclosed in Note 5 to the Consolidated Financial Statements, the Company accounts for its 40% investment in TURA under the equity method of accounting. Equity in losses of affiliate for the quarter ended September 30, 2004 and 2003 includes 40% of the proportionate share of TURA's net losses, plus amortization of the excess purchase price related to the Company's investment. For the six months ended September 30, 2003 as compared to 2004, the Company recorded 19% of TURA's losses in the first three months, as compared to 40% for the full six months ended September 30, 2004, plus amortization of the excess purchase price, due to their ownership interest at the time.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Six Months Ended September 30,
	2004	2003
Cash provided by (used in):
Operating activities	$ (1,005)	$ 1,366
Investing activities	376	(2,215)
Financing activities	(850)	(776)
Currency impact on cash	(6)	9
Net decrease in cash and cash equivalents	$ (1,485)	$ (1,616)

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

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities increased in the second quarter of 2005 over 2004, due to increased debt repayments.

The following table presents working capital information at September 30, 2004, March 31, 2004, and September 30, 2003:

	September 30, 2004 (Restated)	March 31, 2004	September 30, 2003
Working capital (in thousands)	$ 31,328	$ 30,068	$ 31,591
Working capital ratio	4.46 to 1	4.06 to 1	4.23 to 1
Receivable days outstanding	48.2 days	47.3 days	47.4 days
Annual inventory turns	2.8 times	2.9 times	3.0 times

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

In the Company's original filing of the September 30, 2004 Form 10-Q, the Company's chief executive and chief financial officers, respectively, informed the Board of Directors that, based upon their evaluations of the Company's disclosure controls and procedures as of the end of the period covered by its quarterly report (Form 10-Q), such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure. The Company has since re-assessed its internal controls over financial reporting, as a result of the discovery of a "material control weakness," which it believes adversely affected its disclosure controls and procedures, and as a result, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2004.

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

Changes in Internal Controls

Management, with the participation of the Company's chief executive and chief financial officers, has concluded that there were no changes in the Company's internal control over financial reporting that occurred during the Company's second quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Although there were no changes to the Company's internal control over financial reporting that occurred during the period covered by this report, the Company has subsequently implemented changes and are planning additional changes to remediate the material weaknesses identified, which we expect will materially affect such controls.

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

N/A
3.	(ii) By-laws
3.2		By-laws, as amended, incorporated herein by reference to Form 10-Q, filed for the period ended September 30, 1998	N/A
3.3		By-laws as amended by the Board of Directors, effective October 12, 2004	N/A
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

N/A
	10.5	CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999	N/A
31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	27
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	28
32.	Section 1350 Certifications		29