Form 10-Q/A
period 2004-12-31
CPAC INC
filed 2005-07-19
CIK 351717

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
960,911

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets - December 31, 2004 (Unaudited), and March 31, 2004	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- For the Nine Months Ended December 31, 2004 and 2003 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- For the Three Months Ended December 31, 2004 and 2003 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- For the Nine Months Ended December 31, 2004 and 2003 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20
Item 4.	Controls and Procedures.	20
	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3.	Defaults Upon Senior Securities.	22
Item 4.	Submission of Matters to a Vote of Security Holders.	22
Item 5.	Other Information.	22
Item 6.	Exhibits.	22
	SIGNATURES PAGE	23
	EXHIBIT INDEX	24

Explanatory Note

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2004, initially filed with the Securities and Exchange Commission ("the SEC") on February 11, 2005, is being filed to reflect the restatement of the Company's consolidated balance sheet at December 31, 2004, the consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended December 31, 2004, and the consolidated statements of cash flows for the nine month period ended December 31, 2004, and the notes related thereto. The decision to restate CPAC's consolidated financial statements was previously announced in the Company's Form 8-K, Current Report filed with the SEC on July 6, 2005. For a more detailed description of this restatement see Note 2 Restatement to the accompanying consolidated financial statements contained in this Form 10-Q/A.

Although this Form 10-Q/A sets forth the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1, 2, and 4 of Part I, and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the Original Filing is amended hereby.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing; and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our Annual Report on Form 10-K for the year ended March 31, 2005, which was filed on July 11, 2005, or other reports filed with the SEC subsequent to the date of this filing.

i

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2004 (Restated) (Unaudited)	March 31, 2004 (Note)
Current assets:
Cash and cash equivalents	$ 7,157,466	$ 7,747,481
Accounts receivable (net of allowance for doubtful accounts of $1,737,000 and $1,542,000, respectively)	9,952,977	11,532,459
Inventory, net	18,582,922	17,230,999
Prepaid expenses and other current assets	2,980,646	2,271,978
Deferred tax assets, current	1,103,790	1,124,790
Total current assets	39,777,801	39,907,707
Property, plant and equipment, net	15,224,921	16,269,021
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,491,000 and $1,384,000, respectively)	809,981	930,681
Deferred tax assets, long-term, net	2,271,214	2,652,214
Investment in affiliate		250,000
Other assets	3,461,638	3,311,484
Assets held for sale		1,219,153
	$ 61,737,981	$ 64,732,686
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 240,924	$ 210,174
Accounts payable	4,327,952	5,551,570
Accrued payroll and related expenses	1,665,264	1,692,167
Other accrued expenses and liabilities	2,061,217	2,385,488
Total current liabilities	8,295,357	9,839,399
Long-term debt, net of current portion	6,846,393	6,771,471
Other long-term liabilities	4,286,155	4,204,323
Minority interests	207,459	830,328
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares	50,321	50,321
Additional paid-in capital	9,613,906	9,613,906
Retained earnings	32,490,650	33,374,205
Accumulated other comprehensive income	537,928	638,921
	42,692,805	43,677,353
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	42,102,617	43,087,165
	$ 61,737,981	$ 64,732,686

Note: The balance sheet at March 31, 2004 has been taken from the audited financial statements as of that date.

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)
FOR THE NINE MONTHS ENDED dECEMBER 31, 2004 AND 2003
UNAUDITED

	2004 (Restated)	2003
Net sales	$ 64,767,884	$ 67,221,255
Costs and expenses:
Cost of sales	36,818,881	37,752,589
Selling, administrative and engineering expenses	26,515,550	27,978,498
Research and development expense	664,922	519,345
Restructuring expenses		1,130,997
Interest expense, net	297,095	387,605
	64,296,448	67,769,034
Income (loss) before non-operating income (expense) and income taxes	471,436	(547,779)
Non-operating items:
Minority interests	(163,409)	(132,919)
Equity in loss of affiliate	(250,436)	(233,931)
	(413,845)	(366,850)
Income (loss) before income tax	57,591	(914,629)
Provision (benefit) for income tax	(98,000)	(279,000)
Net income (loss)	$ 155,591	$ (635,629)
Net income (loss) per common share:
Basic net income (loss) per share	$ 0.03	$ (0.13)
Diluted net income (loss) per share	$ 0.03	$ (0.13)
Average common shares outstanding:
Basic	4,946,774	4,945,365
Diluted	4,951,798	4,945,365
Comprehensive income (loss):
Net income (loss)	$ 155,591	$ (635,629)
Other comprehensive income (loss)	(100,993)	815,270
Comprehensive income (loss)	$ 54,598	$ 179,641

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)
FOR THE THREE MONTHS ENDED dECEMBER 31, 2004 AND 2003
UNAUDITED

	2004 (Restated)	2003
Net sales	$ 20,385,359	$ 20,508,772
Costs and expenses:
Cost of sales	11,767,881	11,844,472
Selling, administrative and engineering expenses	8,560,332	8,886,482
Research and development expense	244,876	178,344
Restructuring expenses		533,968
Interest expense, net	111,850	128,157
	20,684,939	21,571,423
Loss before non-operating income (expense) and income taxes	(299,580)	(1,062,651)
Non-operating items:
Minority interests	(47,423)	(34,893)
Equity in loss of affiliate		(54,644)
	(47,423)	(89,537)
Loss before income tax	(347,003)	(1,152,188)
Provision (benefit) for income tax	(260,000)	(330,000)
Net loss	$ (87,003)	$ (822,188)
Net loss per common share:
Basic net loss per share	$ (0.02)	$ (0.17)
Diluted net loss per share	$ (0.02)	$ (0.17)
Average common shares outstanding:
Basic	4,946,774	4,945,670
Diluted	4,946,774	4,945,670
Comprehensive income (loss):
Net loss	$ (87,003)	$ (822,188)
Other comprehensive income	84,864	276,693
Comprehensive income (loss)	$ (2,139)	$ (545,495)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
UNAUDITED

	2004 (Restated)(1)	2003
Cash flows from operating activities:
Net income (loss)	$ 155,591	$ (635,629)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,647,514	1,861,700
Amortization of intangible assets	115,635	115,642
Deferred income taxes	158,000	(92,000)
Minority interest in consolidated foreign subsidiaries	163,409	132,919
Equity in loss of affiliate	250,436	233,931
Gain of sale of property, plant and equipment	(62,902)
Changes in assets and liabilities:
Accounts receivable	1,563,053	1,952,777
Inventory	(1,382,916)	855,991
Accounts payable	(1,230,762)	(320,605)
Accrued expenses and liabilities	(357,325)	(83,341)
Other changes, net	(480,467)	64,246
Total adjustments	383,675	4,721,260
Net cash provided by operating activities	539,266	4,085,631
Cash flows from investing activities:
Sale of property, plant and equipment	1,282,055
Purchase of property, plant and equipment	(905,401)	(2,327,612)
Business investment	(300,000)
Investment in affiliate		(1,300,000)
Net cash provided by (used in) investing activities	76,654	(3,627,612)
Cash flows from financing activities:
Common stock issuance		7,938
Repayment of long-term borrowings	(161,434)	(721,463)
Payment of cash dividends	(1,039,146)	(1,038,819)
Net cash used in financing activities	(1,200,580)	(1,752,344)
Effect of exchange rate changes on cash	(5,355)	19,087
Net decrease in cash and cash equivalents	(590,015)	(1,275,238)
Cash and cash equivalents -- beginning of period	7,747,481	9,866,539
Cash and cash equivalents -- end of period	$ 7,157,466	$ 8,591,301

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

  2 -- RESTATEMENT

Overview

As disclosed in our 2005 Annual Report on Form 10-K, our historical financial statements for the interim periods ended June 30, 2004, September 30, 2004, and December 31, 2004, were restated for certain inventory items. The adjustments, which relate to inventory, should have been recorded in earlier quarterly periods within the same fiscal year, and impacted inventory, cost of sales, and income tax benefit for each quarter, resulting in a net additional expense in each of the three quarters as restated. The restated results of operations for the nine month period ended December 31, 2004 also includes a charge of $34,000 in cost of sales relating to the cumulative prior year effect of such adjustments. This Form 10-Q, as amended, is being filed to reflect the effects of that restatement in our historical financial statements for the three and nine month periods ended December 31, 2004. Each adjustment is further discussed below.

Inventory

During our year-end audit, management discovered a computational error in the valuation of a component of inventory and determined that reliance on the spreadsheet for completion of such valuation had caused the error. The spreadsheet was affected by the input of data that resulted in the computation of incorrect inventory values, and as a result, misstatement of previously filed interim period financial statements for the three fiscal quarters in 2005. The total change to cost of sales and inventory for the three month period ended December 31, 2004, as a result of the restatement adjustments recorded, was $45,466. The total change to cost of sales and inventory for the nine month period ended December 31, 2004, as a result of the restatement adjustments recorded, was $193,027, including a charge of $34,000 relating to the cumulative prior-year effect of such adjustments.

Income taxes receivable, net

As a result of the additional expenses recorded from the inventory valuation adjustments, the Company's income tax provision and income tax receivable, net, balances were also restated. The total change to income tax expense and income tax receivable, net, for the three and nine month periods ended December 31, 2004, as a result of the restatement adjustments recorded, was $16,000 and $67,000, respectively.

The impact on the consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended December 31, 2004 and the consolidated statement of cash flows for the nine month period ended December 31, 2004 are presented below (in thousands, except per share data). The impact of the above adjustments on the consolidated balance sheet at December 31, 2004 is not presented, as it is immaterial. We have reflected this restatement in Notes 3, 9, and 12.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended December 31, 2004 (In thousands, except per share data)

	As Previously Reported	Restated	Change
Net sales	$ 20,385	$ 20,385	--
Costs and expenses:
Cost of sales	11,723	11,768	45
Selling, administrative and engineering expenses	8,560	8,560	--
Research and development expense	245	245	--
Interest expense, net	112	112	--
	20,640	20,685	45
Income before non-operating income (expense) and income taxes	(255)	(300)	(45)
Non-operating items:
Minority interests	(47)	(47)	--
Equity in loss of affiliate	--	--	--
	(47)	(47)	--
Loss before income tax	(302)	(347)	(45)
Provision (benefit) for income tax	(244)	(260)	(16)
Net loss	$ (58)	$ (87)	(29)
Net loss per common share:
Basic net loss per share	$ (0.01)	$ (0.02)	(0.01)
Diluted net loss per share	$ (0.01)	$ (0.02)	(0.01)
Comprehensive income (loss):
Net loss	$ (58)	$ (87)	(29)
Other comprehensive income	85	85	--
Comprehensive income (loss)	$ 27	$ (2)	(29)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Nine Months Ended December 31, 2004 (In thousands, except per share data)

	As Previously Reported	Restated	Change
Net sales	$ 64,768	$ 64,768	--
Costs and expenses:
Cost of sales	36,626	36,819	193
Selling, administrative and engineering expenses	26,515	26,515	--
Research and development expense	665	665	--
Interest expense, net	297	297	--
	64,103	64,296	193
Income before non-operating income (expense) and income taxes	665	472	(193)
Non-operating items:
Minority interests	(163)	(163)	--
Equity in loss of affiliate	(251)	(251)	--
	(414)	(414)	--
Income before income tax	251	58	(193)
Provision (benefit) for income tax	(31)	(98)	(67)
Net income	$ 282	$ 156	(126)
Net income per common share:
Basic net income per share	$ 0.06	$ 0.03	(0.03)
Diluted net income per share	$ 0.06	$ 0.03	(0.03)
Comprehensive income:
Net income	$ 282	$ 156	(126)
Other comprehensive loss	(101)	(101)	--
Comprehensive income	$ 181	$ 55	(126)

Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2004 (In thousands)

	As Previously Reported	Restated	Change
Cash flows from operating activities:
Net income	$ 282	$ 156	(126)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,647	1,647	--
Amortization of intangible assets	116	116	--
Deferred income taxes	158	158	--
Minority interest in consolidated foreign subsidiary	163	163	--
Equity in loss of affiliate	251	251	--
Gain on sale of property, plant and equipment	(63)	(63)	--
Changes in assets and liabilities:
Accounts receivable	1,563	1,563	--
Inventory	(1,576)	(1,383)	(193)
Accounts payable	(1,231)	(1,231)	--
Accrued expenses and liabilities	(357)	(357)	--
Other changes, net	(414)	(481)	67
Total adjustments	257	383	126
Net cash provided by operating activities	539	539	--
Cash flows from investing activities:
Sale of property, plant and equipment	1,282	1,282	--
Purchase of property, plant and equipment, net	(905)	(905)	--
Business investment	(300)	(300)	--
Net cash provided by investing activities	77	77	--
Cash flows from financing activities:			--
Repayment of long-term borrowings	(162)	(162)	--
Payment of cash dividends	(1,039)	(1,039)	--
Net cash used in financing activities	(1,201)	(1,201)	--
Effect of exchange rate changes on cash	(5)	(5)	--
Net decrease in cash and cash equivalents	(590)	(590)	--
Cash and cash equivalents -- beginning of year	7,747	7,747	--
Cash and cash equivalents -- end of year	$ 7,157	$ 7,157	--

  3 -- INVENTORY

Inventory net of reserves is summarized as follows:

	December 31, 2004	March 31, 2004
Raw materials and purchased parts	$ 6,974,736	$ 6,602,331
Work-in-process	1,047,941	1,175,438
Finished Goods	10,560,245	9,453,230
	$ 18,582,922	$ 17,230,999

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

Summarized, unaudited, financial information for TURA for the three and nine months ended December 31, 2003 is shown below:

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

  6 -- GOODWILL AND INTANGIBLE ASSETS

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

  7 -- IMAGING RESTRUCTURING

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

  8 -- GUARANTEES

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

  9 -- STOCK-BASED COMPENSATION

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004 (Restated)	2003	2004 (Restated)	2003
Net income (loss) as reported	$ (87,003)	$ (822,188)	$ 155,591	$ (635,629)
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	20,000	33,000	59,000	72,000
Proforma net income (loss)	$ (107,003)	$ (855,188)	$ 96,591	$ (707,629)
Net income (loss) per common share:
Basic -- as reported	$ (0.02)	$ (0.17)	$ 0.03	$ (0.13)
Basic -- proforma	$ (0.02)	$ (0.17)	$ 0.02	$ (0.14)
Diluted -- as reported	$ (0.02)	$ (0.17)	$ 0.03	$ (0.13)
Diluted -- proforma	$ (0.02)	$ (0.17)	$ 0.02	$ (0.14)

The fair value of these options was estimated at grant date using the Black-Scholes option-pricing model. There have been no charges to income in any of the periods above in connection with these options other than incidental expenses related to options.

10 -- EARNINGS PER SHARE

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

11 -- COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments.

12 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands Segment and the CPAC Imaging (Imaging) Segment. Information concerning the Company's business Segments' net sales and income before non-operating income (expense) and income taxes for the quarters and nine months ended December 31, 2004 and 2003 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004 (Restated)	2003	2004 (Restated)	2003
Net sales to customers:
Fuller Brands	$ 11,505,566	$ 11,165,235	$ 39,123,129	$ 39,162,422
Imaging	8,879,793	9,343,537	25,644,755	28,058,833
Total net sales to customers	$ 20,385,359	$ 20,508,772	$ 64,767,884	$ 67,221,255
Operating income (loss):
Fuller Brands	$ (449,665)	$ (323,393)	$ 1,091,471	$ 964,250
Imaging	264,526	(639,521)	(267,078)	(1,066,375)
	(185,139)	(962,914)	824,393	(102,125)
Corporate income (expense)	(2,591)	28,420	(55,862)	(58,049)
Interest expense, net	(111,850)	(128,157)	(297,095)	(387,605)
Income (loss) before non-operating expense and income taxes	$ (299,580)	$ (1,062,651)	$ 471,436	$ (547,779)

Sales between Segments are not material.

Information concerning the identifiable assets of the Company's business Segments at December 31, 2004 and March 31, 2004 are as follows:

	December 31, 2004	March 31, 2004
Identifiable assets:
Fuller Brands	$ 28,255,785	$ 29,337,358
Imaging	24,839,860	25,267,273
Total identifiable assets of the segment	53,095,645	54,604,631
Corporate short-term investments	2,599,135	3,771,295
Deferred income tax assets	3,007,177	3,409,177
Other corporate assets	3,036,024	2,947,583
Total consolidated assets	$ 61,737,981	$ 64,732,686

13 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

14 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

15 -- RECLASSIFICATION

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

The Company's financial results for the quarter and nine months ended December 31, 2003 include an after tax charge of $0.07 and $0.16 per diluted share, respectively, for the Imaging Restructuring initiative (See Note 7 to the Consolidated Financial Statements).

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

Gross Margins

Consolidated gross margins were 42.3% for the quarter ended December 31, 2004, as compared to 43.0% for the year ended March 31, 2004 and 42.2% for the quarter ended December 31, 2003, respectively.

Gross margins in the Fuller Brands Segment were 46.7% for the quarter ended December 31, 2004, as compared to 48.5% for the year ended March 31, 2004 and 48.7% for the quarter ended December 31, 2003, respectively. Increased raw material costs being experienced in many of its chemical and petroleum-based products, as well as product mix fluctuations between periods, contributed to the decline. Increasing manufacturing through-put through the Great Bend facility is a key factor in maintaining and improving gross margins in future periods.

Gross margins in the Imaging Segment were 36.5% for the quarter ended December 31, 2004, as compared to 35.6% for the year ended March 31, 2004 and 34.5% for the quarter ended December 31, 2003, respectively. Volume increases at CPAC Asia and CPAC Africa contributed to the margin improvement, as well as realization of manufacturing efficiencies in the Segment's Norcross, Georgia, manufacturing facility. Despite the improvement, the Company believes that margins may continue to erode slightly, due to pricing pressures and declining domestic volumes.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs for the quarter ended December 31, 2004 were 42.0% of net sales, versus 41.1% and 43.3% for the year ended March 31, 2004 and the quarter ended December 31, 2003, respectively.

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

In the Imaging Segment, selling, administrative, and engineering costs for the quarter ended December 31, 2004 were 32.7% of net sales versus 35.2% and 35.1% for the year ended March 31, 2004 and the quarter ended December 31, 2003, respectively. The decrease in the expense, as a percentage of net sales in the current quarter, as compared to previous periods, reflects cost containment efforts in the domestic imaging operations. In addition, revenues increased greater than related selling and marketing costs in CPAC Asia and Africa, which were somewhat mitigated by revenue declines exceeding expense containment efforts in the Segment's European operations. The Company will continue to try to reduce expenses further in its domestic and European subsidiaries, if revenue declines continue.

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

Income Taxes

The Company incurred a consolidated net income tax benefit for the three and nine month periods ended December 31, 2004 of $260,000 and $98,000, respectively, as compared to a consolidated net income tax benefit of $330,000 and $279,000 for the three and nine month periods ended December 31, 2003. Income tax benefits recorded in the three and nine month periods for both fiscal years are largely a function of domestic tax losses, which are available to be carried back against previously remitted federal taxes. The significant fluctuation in effective tax rates between the periods in fiscal 2005 versus fiscal 2004 reflects the increase in CPAC Asia and CPAC Africa's earnings during the current year, as CPAC Asia's earnings are largely exempt from tax (Asia operates under a seven-year tax holiday on manufacturing operation earnings), while CPAC Africa's taxable income has been offset from the utilization of net operating loss carryforwards. Tax provisions for the Company's other foreign operations in Belgium and Italy were not material in fiscal 2005, due to reduced profitability of the subsidiaries.

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

Net Income

The Company's net loss decreased approximately $735,000, as compared to the third quarter of fiscal 2004, and net income increased approximately $791,220, as compared to the nine months ended December 31, 2003 net loss. Lack of Imaging restructuring expenses and increased earnings in Africa and Asia contributed to the improved quarterly and nine-month results.

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

The following table presents working capital information at December 31, 2004, March 31, 2004, and December 31, 2003:

	December 31, 2004	March 31, 2004	December 31, 2003
Working capital (in thousands)	$ 31,482	$ 30,068	$ 29,680
Working capital ratio	4.80 to 1	4.06 to 1	4.28 to 1
Receivable days outstanding	45.6 days	47.3 days	44.1 days
Annual inventory turns	2.9 times	2.9 times	2.9 times

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

In the Company's original filing of the December 31, 2004 Form 10-Q, the Company's chief executive and chief financial officers, respectively, informed the Board of Directors that, based upon their evaluations of the Company's disclosure controls and procedures as of the end of the period covered by its quarterly report (Form 10-Q), such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure. The Company has since re-assessed its internal controls over financial reporting, as a result of the discovery of a "material control weakness," which it believes adversely affected its disclosure controls and procedures, and as a result, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004.

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