Form 10-K/A
period 2005-03-31
CPAC INC
filed 2005-07-20
CIK 351717

OMB APPROVAL
OMB Number: 3235-0063
Expires: January 31, 2008
Estimated average burden hours per response: 2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to the Company's Annual Report on Form 10-K for the year ended March 31, 2005, initially filed with the Securities and Exchange Commission on July 11, 2005 ("Original Filing"), is being filed to include the consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm, which consent was not included in the Original Filing.

Although this Form 10-K/A sets forth the Original Filing in its entirety, this Form 10-K/A only amends and restates Item 15(b) of Part IV, Consent of experts and counsel, solely as a result of including such consent, and no other information in the Original Filing is amended hereby.

Except for the foregoing, amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing; and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of this filing.

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

CPAC, INC. (Registrant)

Date July 20, 2005	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date July 20, 2005	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer, and Director

Date July 20, 2005	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer, and Director

Date	By	Robert Oppenheimer, Director

Date	By	Jerold L. Zimmerman, Ph.D., Director

Date	By	Stephen J. Carl, Esq., Director

Date	By	José J. Coronas, Director

Date	By	John R. Prann, Jr., Director

Date	By	William M. Carpenter, Director

Date July 20, 2005	By	/s/ Wendy F. Clay Wendy F. Clay, Vice President, Administration

Date July 20, 2005	By	/s/ James W. Pembroke James W. Pembroke, Corporate Secretary and Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation
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

N/A
	4.2	Bank Letter dated June 10, 2005 in connection with the Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004	N/A
10.	Material contracts
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

N/A
	10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004	N/A
14.	Code of ethics		N/A
21.	Subsidiaries of the registrant
	21.1	Subsidiaries of the registrant	N/A
23.	Consent of experts and counsel
	23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	55
31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	56
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	57
32.	Section 1350 Certifications		58