Form 10-Q
period 2005-06-30
CPAC INC
filed 2005-08-12
CIK 351717

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes [    ]      No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at June 30, 2005
Common Stock, $.01 par value	4,946,774

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
1,009,911

CPAC, INC. AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2005 (Unaudited)	March 31, 2005
Current assets:
Cash and cash equivalents	$ 7,525,389	$ 7,710,031
Accounts receivable (net of allowance for doubtful accounts of $1,625,000 and $1,557,000, respectively)	10,816,984	10,261,408
Inventory, net	18,968,425	18,757,863
Prepaid expenses and other current assets	2,088,197	3,009,825
Deferred tax assets, current	215,658	243,658
Total current assets	39,614,653	39,982,785
Property, plant and equipment, net	14,864,920	15,281,286
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,581,843 and $1,544,446, respectively)	736,541	776,230
Deferred tax assets, net	380,642	417,018
Other assets	2,756,714	2,771,547
	$ 58,545,896	$ 59,421,292
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 229,318	$ 263,772
Accounts payable	4,971,382	4,648,639
Accrued payroll and related expenses	2,064,826	1,970,780
Other accrued expenses and liabilities	2,377,215	2,722,649
Total current liabilities	9,642,741	9,605,840
Long-term debt, net of current portion	6,787,179	6,828,649
Deferred tax liabilities, net	217,404	245,404
Other long-term liabilities	4,086,929	4,134,351
Minority interests	223,503	219,020
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares	50,321	50,321
Additional paid-in capital	9,613,906	9,613,906
Retained earnings	27,656,339	28,141,791
Accumulated other comprehensive income	857,762	1,172,198
	38,178,328	38,978,216
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	37,588,140	38,388,028
	$ 58,545,896	$ 59,421,292

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)
FOR THE THREE MONTHS ENDED June 30, 2005 AND 2004
UNAUDITED

	2005	2004
Net sales	$ 22,423,567	$ 22,085,655
Costs and expenses:
Cost of sales	12,905,139	12,452,875
Selling, administrative and engineering expenses	9,254,150	9,024,013
Research and development expense	232,752	189,898
Interest expense, net	99,113	100,538
	22,491,154	21,767,324
Income (loss) before non-operating income (expense) and income taxes	(67,587)	318,331
Non-operating items:
Minority interests	(4,483)	(52,837)
Equity in loss of affiliate	--	(127,901)
	(4,483)	(180,738)
Income (loss) before income tax	(72,070)	137,593
Provision for income tax	67,000	67,000
Net income (loss)	$ (139,070)	$ 70,593
Net income (loss) per common share:
Basic net income (loss) per share	$ (0.03)	$ 0.01
Diluted net income (loss) per share	$ (0.03)	$ 0.01
Average common shares outstanding:
Basic	4,946,774	4,946,774
Diluted	4,946,774	4,958,830
Comprehensive income (loss):
Net income (loss)	$ (139,070)	$ 70,593
Other comprehensive income (loss)	(314,436)	30,172
Comprehensive income (loss)	$ (453,506)	$ 100,765

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE Three MONTHS ENDED June 30, 2005 AND 2004
UNAUDITED

	2005	2004
Cash flows from operating activities:
Net income (loss)	$ (139,070)	$ 70,593
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	563,810	564,070
Amortization of intangible assets	38,542	38,542
Deferred income taxes	4,000	66,000
Minority interest in consolidated foreign subsidiaries	4,483	52,837
Equity in loss of affiliate	--	127,901
Changes in assets and liabilities:
Accounts receivable	(602,660)	(83,055)
Inventory	(293,128)	(1,316,008)
Income taxes, net	1,085,628	--
Accounts payable	301,104	(396,288)
Accrued expenses and liabilities	(270,724)	(256,925)
Other changes, net	(199,531)	140,421
Total adjustments	631,524	(1,062,505)
Net cash provided by (used in) operating activities	492,454	(991,912)
Cash flows from investing activities:
Purchase of property, plant and equipment	(212,148)	(111,459)
Net cash used in investing activities	(212,148)	(111,459)
Cash flows from financing activities:
Repayment of long-term borrowings	(113,901)	(77,199)
Payment of cash dividends	(346,382)	(346,382)
Net cash used in financing activities	(460,283)	(423,581)
Effect of exchange rate changes on cash	(4,665)	1,425
Net decrease in cash and cash equivalents	(184,642)	(1,525,527)
Cash and cash equivalents -- beginning of period	7,710,031	7,747,481
Cash and cash equivalents -- end of period	$ 7,525,389	$ 6,221,954

The accompanying notes are an integral part of the financial statements.

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

Unaudited

  1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the interim periods presented have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented (which include only normal recurring adjustments), have been made. The balance sheet at March 31, 2005 has been taken from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2005 Annual Report to Shareholders. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

  2 -- INVENTORY

Inventory net of reserves is summarized as follows:

	June 30, 2005	March 31, 2005
Raw materials and purchased parts	$ 7,515,490	$ 6,919,868
Work-in-process	1,450,016	1,163,805
Finished Goods	10,002,919	10,674,190
	$ 18,968,425	$ 18,757,863

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

For the three months ended June 30, 2005, the Company has recognized 100% of the operating results of CPAC Asia in its consolidated statement of operations, as compared to 80% of the operating results of CPAC Asia for the three months ended June 30, 2004.

  4 -- INVESTMENT IN AFFILIATE

The Company's ownership percentage in TURA AG (TURA) of Düren, West Germany, is 40% after equity investments in fiscal 2003 and 2004. The Company recorded its equity in the income or losses of TURA on a three-month lag and included its share of the TURA earnings and losses as "Equity in loss of affiliate" on the Consolidated Statement of Operations. In addition, the purchase price to acquire the cumulative 40% ownership exceeded the Company's proportionate share of TURA's net assets. A portion of this allocated excess purchase price was also amortized into equity earnings.

At the conclusion of the second quarter of fiscal 2005, the Company's investment in TURA had been reduced to zero, after a 2004 impairment charge and continued recognition of equity in losses of TURA, including amortization of the excess purchase price. Since the Company is not obligated to fund any future losses of TURA, it has not recorded its 40% share of TURA equity earnings or losses, since the second quarter of fiscal 2005, as TURA has not been profitable. Although TURA attempted to restructure its workforce and replaced management in an effort to reduce operating losses and improve cash flows, the current and future status of TURA is unknown, as they are operating under German government supervision, facing possible liquidation.

For the three months ended June 30, 2004, the Company recorded its 40% proportionate share of TURA's losses, plus amortization of the excess purchase price allocated to the supply contract, to its remaining investment balance, which had previously been written down after recognition of an impairment loss of approximately $2,320,000 or $0.47 a diluted share during the fourth quarter ended March 31, 2004. The impairment adjustment had reduced the Company's investment at the beginning of the Company's fiscal 2005 first quarter to an estimated fair market value of $250,000, a value the Company believed was largely attributable to the supply contracts between the Company and TURA.

Summarized, unaudited, financial information for TURA for the three months ended June 30, 2004 is shown below:

Unaudited For the Three Months Ended
June 30, 2004
Condensed Statement of Operations:
Net revenue	$ 3,797,000
Cost of sales	2,926,000
Operating expenses	1,045,000
Operating loss	(174,000)
Interest expense	68,000
Net loss	$ (242,000)
Condensed Balance Sheet:
Current assets	$ 8,709,000
Non-current assets	4,609,000
$ 13,318,000

Current liabilities	$ 12,063,000
Non-current liabilities	525,000
Shareholders' equity	730,000
$ 13,318,000

  5 -- GOODWILL AND INTANGIBLE ASSETS

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets," which requires an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. At June 30, 2005 and March 31, 2005, all of the recorded goodwill pertained to the Imaging Segment and amounted to $192,426.

At June 30, 2005, other intangible assets consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The original cost pertaining to this intangible at June 30, 2005 and March 31, 2005 was $2,250,000, while accumulated amortization at June 30, 2005 and March 31, 2005 was $1,537,000 and $1,500,000, respectively. Annual amortization of the license is $150,000, which will continue until expiration date. Other amortizable, intangible assets and their related amortization expense are not material.

  6 -- IMAGING RESTRUCTURING

As the final step of the Imaging Restructuring project started in fiscal 2004, during the first quarter of fiscal 2006, the Company negotiated a "termination of lease agreement" on its 35,000 square feet of warehouse space in St. Louis, Missouri, which it was renting under a ten-year lease obligation (with an option to terminate as of January 31, 2007, with 12 month's notification) that allowed the Company to pay a settlement amount of $150,000 to terminate the lease as of June 30, 2005. The lease termination fee was accrued at March 31, 2005. The Company vacated the leased warehouse premises, during the quarter ended June 30, 2005.

For the three months ended June 30, 2004, no additional expenses were recorded related to the Imaging Restructuring plan, as all employee termination costs and other costs associated with the move had been accrued. In the second quarter of fiscal 2005, the Company completed the sale of the St. Louis facility on September 27, 2004 and recorded a gain on the sale of approximately $63,000.

  7 -- GUARANTEES

The Company guarantees the following debt and other obligations for some of its subsidiaries under agreements with banks: a standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company has warranty obligations in connection with sales of its Imaging equipment. The warranty period generally ranges from 6 to 12 months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2005 to June 30, 2005 was as follows (in thousands):

Accrued warranty obligations at March 31, 2005	$ 32
Accrued warranty experience April 1 to June 30, 2005	(1)
April 1 to June 30, 2005 warranty provisions
Accrued warranty obligations at June 30, 2005	$ 31

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

Three Months Ended June 30,
	2005	2004
Net income (loss) as reported	$ (139,070)	$ 70,593
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	25,000	19,000
Proforma net income (loss)	$ (164,070)	$ 51,593
Net income (loss) per common share:
Basic -- as reported	$ (0.03)	$ 0.01
Basic -- proforma	$ (0.03)	$ 0.01
Diluted -- as reported	$ (0.03)	$ 0.01
Diluted -- proforma	$ (0.03)	$ 0.01

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

	Three Months Ended June 30,
	2005	2004
Basic weighted average number of shares outstanding	4,946,774	4,946,774
Effect of dilutive stock options	--	12,056
Dilutive shares outstanding	4,946,774	4,958,830

Unexercised stock options to purchase 783,936 shares of the Company's common stock as of June 30, 2004 were not included in the computations of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2004, are still outstanding at the end of the period. For the three months ended June 30, 2005, unexercised stock options to purchase 1,009,911 shares of the Company's stock were not included in the computation of EPS, because they would be anti-dilutive, due to the net loss incurred by the Company during the quarter.

10 -- COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments.

11 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands Segment and the CPAC Imaging (Imaging) Segment. Information concerning the Company's business Segments' net sales and income before non-operating income (expense) and income taxes for the quarters and three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,
	2005	2004
Net sales to customers:
Fuller Brands	$ 14,494,155	$ 13,973,224
Imaging	7,929,412	8,112,431
Total net sales to customers	$ 22,423,567	$ 22,085,655
Operating income (loss):
Fuller Brands	$ 356,814	$ 890,395
Imaging	(241,462)	(444,575)
	115,352	445,820
Corporate expense	(83,826)	(26,951)
Interest expense, net	(99,113)	(100,538)
Income (loss) before non-operating expense and income taxes	$ (67,587)	$ 318,331

Sales between Segments are not material.

Information concerning the identifiable assets of the Company's business Segments at June 30, 2005 and March 31, 2005 are as follows:

	June 30, 2005	March 31, 2005
Identifiable assets:
Fuller Brands	$ 29,774,317	$ 28,862,451
Imaging	20,248,870	20,926,921
Total identifiable assets of the segment	50,023,187	49,789,372
Corporate short-term investments	4,584,480	4,701,635
Other corporate assets	3,938,229	4,930,285
Total consolidated assets	$ 58,545,896	$ 59,421,292

12 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2005, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-06"). EITF 05-06 provides guidance regarding the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. EITF 05-06 will be effective beginning with the Company's second quarter of fiscal 2006. The Company does not believe the adoption of EITF 05-6 will have a material impact on its financial statements.

13 -- LITIGATION

No material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

14 -- RECLASSIFICATION

Certain March 31, 2005 financial statement and related footnote amounts have been reclassified to conform to the June 30, 2005 presentation.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company operates in two industry segments. The Fuller Brands Segment is involved in developing, manufacturing, distributing, and marketing branded industrial and consumer cleaning and personal care products in North America and internationally. The CPAC Imaging Segment includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa, and Thailand. Sales between Segments are not material.

Net Sales

The Company's net sales increased 1.5% for the three months ended June 30, 2005, as compared to the same period last year (increased 0.6%, excluding the impact of foreign currency exchange).

For the Fuller Brands Segment [consisting of The Fuller Brush Company, Inc. (Fuller Brush); Stanley Home Products (Stanley); and Cleaning Technologies Group (CTG)], net sales for the three months ended June 30, 2005, as compared to the same period last year increased 3.7%.

Fuller Brush sales increased 2.8% for the three months ended June 30, 2005, as compared to the same period last year, largely due to increases in its QVC home shopping business, offset by lower sales to the retail industry.

Stanley's net sales declined 2.9% for the quarter ended June 30, 2005, as compared to the same period last year, as it continues to seek new ways to attract recruits. Compensation changes rolled out to specific regions in fiscal 2005 appear to have been moderately successful in increasing recruits and their resulting sales, with the hope that this initiative, if introduced nationwide, will help slow or reverse declining sales trends.

CTG's net sales for the quarter ended June 30, 2005 increased 7.8%, primarily from an increase in distribution sales, partly due to the addition of new manufacturing representatives in the first quarter. While the Company continues to believe that significant opportunities exist within the commercial cleaning market, it has not been able to capitalize on these in any consistent manner and continues to experience fluctuating monthly results. In addition, significant material cost increases received from its vendors have been difficult to pass on to the end-user, thus depressing profitability, despite increased revenues. The Company is currently addressing the pricing of its products in the market and will continue to seek out appropriate business partners to strengthen its position in the commercial cleaning marketplace.

In the Imaging Segment, net sales decreased 2.3% for the three months ended June 30, 2005, as compared to the same period in fiscal 2005 (decreased 4.7%, excluding the impact of foreign currency exchange). As the imaging industry continues to evolve from traditional silver halide film to digital imaging, the Company's domestic and international operations have continued to experience sales declines in most markets. Domestically, revenue declines ranged from 3% to 13% in medical and photographic chemistry and equipment sales. Despite gaining efficiencies from the consolidation of domestic manufacturing facilities that started in 2004, continuing revenue declines could require additional cost-cutting initiatives to be considered. The Company believes that its pursuit of outsource manufacturing opportunities, as a competitive supplier for North America and the world, may provide an opportunity to reverse revenue declines and allow its Imaging operations to operate profitably in the future.

The Company's international operations experienced mixed results in the three months ended June 30, 2005. In the Company's Belgian and Asian operations, net sales declined, while at the Company's Italian operation, net sales increased. At CPAC Africa, the impact of foreign currency exchange contributed to its increase in net sales. (See Foreign Operations discussions for international operations' results).

As expressed previously, the Company's global Imaging Segment believes, due to the strategic locations of its worldwide manufacturing facilities, that it can position itself to become a competitive, outsource private-label imaging chemical supplier to major industry players, as they invest resources in digital technology. If efforts in this area are not successful in the short-term, the Company will engage in plans to further reduce fixed costs, to improve operational profitability.

Gross Margins

Consolidated gross margins were 42.4% for the three months ended June 30, 2005, as compared to 42.6% for the year ended March 31, 2005 and 43.6% for the quarter ended June 30, 2004, respectively.

Gross margins in the Fuller Brands Segment were 47.6% for the three months ended June 30, 2005, as compared to 48.5% for the year ended March 31, 2005 and 50.6% for the quarter ended June 30, 2004, respectively. Continued price increases during the quarter for raw materials used in many of its manufactured products helped to contribute to the gross margin decline. The Fuller Brand businesses have implemented selected price changes in certain of its product family, in an effort to improve overall product profitability, which it believes should stabilize or improve margins. Increased volume throughput in the Great Bend facility, however, is the key component for improving gross margins in the future.

Gross margins in the Imaging Segment were 33.0% for the three months ended June 30, 2005, as compared to 33.6% for the year ended March 31, 2005 and 31.7% for the three months ended June 30, 2004, respectively. While margins decreased slightly over March 31, 2005 levels, due to material cost increases, improvements for the first quarter of fiscal 2006, versus the comparable quarter last year, were attributable to manufacturing efficiencies experienced at the Segment's Norcross, Georgia, manufacturing facility. The Company believes, however, pressures on margins will continue, due to pricing dynamics and declining volumes both domestically and internationally.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs for the three months ended June 30, 2005 were 41.3% of net sales, versus 41.5% and 40.9% for the year ended March 31, 2005 and the quarter ended June 30, 2004, respectively.

For the Fuller Brands Segment, selling, administrative, and engineering expenses for the three months ended June 30, 2005 were 44.0% of net sales, as compared to 44.9% and 43.2% for the year ended March 31, 2005 and the three months ended June 30, 2004, respectively. The increase in selling, administrative, and engineering costs, as a percentage of net sales in the current quarter, as compared to the first quarter of fiscal 2005, is a function of increased business through the home shopping network, which have higher selling costs associated with this business channel. The decrease in the expense, as a percentage of net sales in the current quarter, as compared to March 31, 2005, is a function of certain non-recurring selling and marketing expenses incurred last year as the Company entered the retail marketplace.

In the Imaging Segment, selling, administrative, and engineering costs for the quarter ended June 30, 2005 were 35.2% of net sales versus 35.9% and 36.5% for the year ended March 31, 2005 and the quarter ended June 30, 2004, respectively. The decrease in the expense, as a percentage of net sales in the current quarter, as compared to previous periods, reflects cost-containment efforts in both domestic and international Imaging operations, due to reduced revenue levels. The Segment is continuing to analyze its fixed costs to better match anticipated revenues with expenses.

Research and Development Expenses

Research and development expenses, as a percentage of sales, stayed consistent at 1.0% of net sales for the quarter ended June 30, 2005, as compared to 1.0% of net sales for the year ended March 31, 2005 and 0.9% for the same quarter last year. Both Segments increased expenditures slightly in an effort to improve existing product capabilities, as well as to develop new innovative products to promote in the marketplaces in which they operate.

A key objective for 2006 for the Fuller Brands Segment's focus will be to continue developing new products to enhance its entry into the retail marketplace and growing television shopping business, stimulate recruitment efforts in its direct selling business, as well as continuing to enhance CTG's commercial cleaning product offerings to compete in the highly-competitive janitorial sanitation business. In the Imaging Segment, continued effort will be placed on developing easy-to-use prepackaged, chemical formulations and innovative wrap-around-programs, involving chemistry, paper, and equipment for use in domestic and overseas imaging markets. The Company stands committed to spend what is feasible to remain competitive in the mature markets they operate in.

Net Interest Expense

Net interest expense (interest expense less interest income) decreased slightly in the first quarter of fiscal 2006 versus the first quarter of fiscal 2005. Interest expense rose in the quarter, largely as a result of increased interest rates. This increase was offset primarily by an increase in interest income, as a result of a temporary increase in invested domestic cash.

Income Taxes

The Company's consolidated tax provision for the three months ended June 30, 2005 reflects the impact of the valuation allowance against the Company's domestic net deferred tax assets. It also reflects the establishment of a valuation allowance to offset the deferred tax assets of the Company's Belgian operation. As a result of its losses for this quarter and the prior fiscal year, the Company was no longer able to assert that realization of its future tax benefits was "more likely than not." In addition, the consolidated tax provision includes the results attributable to the Company's Italian and African operations. The Company also recorded domestic state tax provisions, which reflect mostly minimum state tax liabilities in the states the Company files in. The consolidated provision continues to reflect the benefits of the CPAC Asia tax holiday in Thailand (a seven-year benefit expiring in August 2006), as well as the utilization of CPAC Africa's net operating loss carry forward to offset taxable income.

During the fourth quarter of fiscal year 2005, the cumulative domestic losses, under criteria established in SFAS No. 109, "Accounting for Income Taxes," necessitated the establishment of a valuation reserve, as the Company was no longer able to assert that realization of its future tax benefits was "more likely than not." The valuation allowance on the Company's domestic net deferred tax asset was increased to reflect the Company's domestic operations taxable loss in the first quarter, which for federal tax purposes are only available to offset future taxable income. As indicated above, the Company utilized this same standard for the first three months ended June 30, 2005 to determine that a valuation allowance was also necessary for the Belgian operations.

For the remainder of fiscal 2006, the Company expects to separately and independently maintain a valuation allowance on future tax benefits related to each of its domestic and Belgian operations, until an appropriate level of profitability is achieved and sustained; or it is able to develop additional tax planning strategies that would generate taxable income to utilize the deferred tax assets. Until then, the Company's tax provision will include the net tax expense or benefit attributable to domestic state taxes and certain foreign operations. The expense or benefit from the domestic federal and Belgian operations will be recorded, as an adjustment to the valuation allowance, as appropriate.

Net Income

The Company's net income decreased approximately $210,000 to a net loss of ($139,070) for the three months ended June 30, 2005, as compared to net income of $70,593. Decreased earnings at the Fuller Brand's Segment were mitigated by reduced domestic Imaging operation losses, no further recognition of equity in losses of TURA, and lower minority interest share of consolidated earnings, due to full ownership of CPAC Asia, all contributing to the first quarter results.

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

Combined net sales for the Company's operations in Thailand, South Africa, Belgium, and Italy in the first quarter of fiscal 2006, as compared to the same period of the first quarter of fiscal 2005, increased approximately $38,000 or 1.2% (or decreased approximately $163,000 or 5.1%, excluding the impact of currency exchange). For the first quarter of fiscal 2006, CPAC Europe and Italia net sales combined increased 4.1% and (decreased 4.5% after removing currency impact) as compared to same period in fiscal 2005. CPAC Asia's sales decreased 5.7% (decreased 7.2% after removing currency impact), for first quarter of fiscal 2006 as compared to the same period in fiscal 2005. CPAC Africa experienced growth, as net sales increased approximately 7.1% (decreased 2.5% after removing currency impact), respectively, for the first quarter of fiscal 2006 as compared to the same period in fiscal 2005.

Combined pretax profits for the first quarter of fiscal 2006, prior to minority interests and equity in losses of TURA, decreased approximately $40,000 or 33.1%, as compared to the previous year's quarter (decreased $39,000 or 31.8%, excluding impact of currency exchange). CPAC Europe and Italia's pretax profits combined in the first quarter of fiscal 2006 decreased approximately $28,000 or 18.4% (or decreased approximately $19,000 or 12.4% excluding impact of currency exchange), as compared to the previous year's quarter. CPAC Africa's fiscal 2006 pretax income increased approximately $13,000 (or increased approximately $9,000, after removing currency impact), while CPAC Asia's first quarter 2006 profits decreased approximately $25,000 (decreased approximately $29,000 after removing currency impact), respectively, over the three months ended June 30, 2004.

As disclosed in Note 4 to the Consolidated Financial Statements, the Company accounts for its 40% investment in TURA under the equity method. However, the Company's recognition of the 40% share of the losses of TURA during the first six months of fiscal 2005 effectively reduced the basis of its investment to zero. Since the Company has no obligation to fund any future losses experienced by TURA, it has not recorded its 40% share of TURA's equity earnings, since the second quarter of fiscal 2005, as TURA has not been profitable. This compares to the quarter ended June 30, 2004, in which the Company recognized 40% of the proportionate share of TURA's net losses, plus amortization of the excess purchase price related to the Company's investment. Although TURA attempted to restructure its workforce and replaced management in an effort to reduce operating losses and improve cash flows, the current and future status of TURA is unknown, as they are operating under German government supervision, facing possible liquidation.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At June 30,

2005, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

Imaging Restructuring

As the final step of the Imaging Restructuring project started in fiscal 2004, during the first quarter of fiscal 2006, the Company negotiated a "termination of lease agreement" on its 35,000 square feet of warehouse space in St. Louis, Missouri, which it was renting under a ten-year lease obligation (with an option to terminate as of January 31, 2007, with 12 month's notification) that allowed the Company to pay a settlement amount of $150,000 to terminate the lease as of June 30, 2005. The lease termination fee was accrued at March 31, 2005. The Company vacated the leased warehouse premises, during the quarter ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Three Months Ended June 30,
	2005	2004
Cash provided by (used in):
Operating activities	$ 492	$ (992)
Investing activities	(212)	(111)
Financing activities	(460)	(423)
Currency impact on cash	(5)	1
Net decrease in cash and cash equivalents	$ (185)	$ (1,525)

Net cash provided by (used in) operating activities

Consolidated net cash provided by operating activities increased for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, due to federal tax refunds being received during the quarter, offset by lower inventory increases. In fiscal 2005, the increase in inventory was attributable to Fuller Brush, which was increasing levels, as a result of its retail initiative.

Net cash provided by (used in) investing activities

Consolidated net cash used in investing activities increased for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, due to higher capital expenditures.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities increased in the first quarter of 2006 over 2005, due to higher debt repayments in fiscal 2006, as compared to fiscal 2005.

The following table presents working capital information at June 30, 2005, March 31, 2005, and June 30, 2004:

	June 30, 2005	March 31, 2005	June 30, 2004
Working capital (in thousands)	$29,972	$30,377	$ 30,502
Working capital ratio	4.11 to 1	4.16 to 1	4.34 to 1
Receivable days outstanding	42.8 days	45.6 days	47.7 days
Annual inventory turns	2.7 times	2.8 times	2.8 times

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

The amended Agreement requires the Company to meet various quarterly and annual debt covenants, including minimum deposit liquidity, minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions. At June 30, 2005, the Company was in compliance with its various loan covenants or received appropriate waivers.

In addition, the Company's Asian subsidiary, CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $511,000 based on the first quarter conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 7.75% at June 30, 2005. CPAC Asia Imaging Products Limited had no outstanding borrowings against the line of credit at the end of its first quarter.

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

The Company continues to follow the critical accounting policies and estimates as disclosed in the Company's March 31, 2005 Annual Report to Shareholders in preparing the interim financial statements for the three months ended June 30, 2005. Management's assumptions and judgements have not changed significantly from that previously disclosed.

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
l.	costs associated with meeting the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in the Company's assessment of its sensitivity to interest rate or foreign currency risks since its disclosure in Item 7(a) of the Company's Form 10-K for the year ended March 31, 2005.

Item 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

CPAC, Inc. (the Company) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously, as described in Item 9A. of the Company's Form 10-K for the year ended March 31, 2005, the Company's chief executive officer and chief financial officer, respectively, informed the Board of Directors that, based upon their evaluations of the Company's disclosure controls and procedures as of the end of the period covered by its annual report (Form 10-K), such disclosure controls and procedures were not effective, as a result of the material weakness described below, to ensure that information required to be disclosed by the Company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

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

Since June 28, 2005, management has been reviewing and evaluating the internal control over financial reporting related to inventory valuation calculations and spreadsheets used in such calculations with the intent of strengthening such controls and procedures. Remediation actions have included development of a new spreadsheet and manual recomputation of the new spreadsheet for each of the three quarters in the year ended March 31, 2005, as well as for the three months ended June 30, 2005, and future interim reporting periods. Additionally, management is in the process of applying manual controls over the computation of the valuation on a quarterly basis for all future periods and will document security control over the spreadsheet to ensure that it is not adjusted without appropriate review and written approval by senior accounting management. In addition, management has increased the levels of senior management review over interim financial information processed at the subsidiary locations, in an effort to prevent or detect misstatement of inventory or other accounts that could result in a material misstatement to the annual or interim financial statements. On July 20, 2005 the Company completed the filing of its restated interim results for the quarters ended June 30, 2004, September 30, 2004, and December 31, 2004.

Despite the on-going remediation procedures being implemented as described above, the chief executive officer and chief financial officer concluded, that as of and for the three months ended June 30, 2005, the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures were not effective for the reasons described above related to the unremediated material weakness in the Company's internal control over financial reporting identified during the Company's annual audit of the year ended March 31, 2005. Management believes it must further evaluate and test the operational effectiveness of its disclosure controls and procedures and further evaluate whether additional enhancements to disclosure controls and procedures may be required prior to reaching further conclusions regarding the effectiveness of our disclosure controls and procedures. While management's efforts to evaluate, test, and enhance disclosure controls and procedures are ongoing, management believes that the consolidated, condensed financial statements included in this report present fairly in all material respects the financial condition, results of operations, and cash flows of CPAC, Inc. for the periods presented.

Changes in Internal Controls

Except as indicated above, management, with the participation of the Company's chief executive and chief financial officers, has concluded that there were no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Although there were no changes to the Company's internal control over financial reporting that occurred during the period covered by this report, the Company has subsequently implemented changes and is planning additional changes to remediate the material weaknesses identified, which we expect will materially affect such controls.

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
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1994, and amended by Letter of Extension and Increase dated October 29, 1996, incorporated herein by reference to Form 10-Q for the period ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, incorporated herein by reference to Form 10-Q for the period ended December 31, 1996, and further amended by Agreement dated September 12, 1997, incorporated herein by reference to Form 10-Q for the period ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, incorporated herein by reference to Form 10-Q for the period ended June 30, 1998, and further amended by Agreement dated April 27,

2000, incorporated herein by reference to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, incorporated herein by reference to Form 10-Q for the period ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-Q for the period ended September 30, 2004

4.2

Bank Letter dated June 10, 2005 in connection with the Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2005

(10) Material contracts
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

CPAC, INC.
(Registrant)

Date August 12, 2005	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date August 12, 2005	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date August 12, 2005	By	/s/ James W. Pembroke James W. Pembroke, Corporate Secretary and Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation, By-laws
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
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1994, and amended by Letter of Extension and Increase dated October 29, 1996, incorporated herein by reference to Form 10-Q for the period ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, incorporated herein by reference to Form 10-Q for the period ended December 31, 1996, and further amended by Agreement dated September 12, 1997, incorporated herein by reference to Form 10-Q for the period ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, incorporated herein by reference to Form 10-Q for the period ended June 30, 1998, and further amended by Agreement dated April 27, 2000, incorporated herein by reference to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, incorporated herein by reference to Form 10-Q for the period ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-Q for the period ended September 30, 2004

N/A
4.2

Bank Letter dated June 10, 2005 in connection with the Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2005

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