Form 10-Q
period 2005-09-30
CPAC INC
filed 2005-11-14
CIK 351717

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes [ X ] No [ ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at September 30, 2005
Common Stock, $.01 par value	4,946,774

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
1,020,349

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -September 30, 2005 (Unaudited), and March 31, 2005	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- For the Six Months Ended September 30, 2005 and 2004 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- For the Three Months Ended September 30, 2005 and 2004 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- For the Six Months Ended September 30, 2005 and 2004 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4.	Controls and Procedures.	18
	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities.	20
Item 4.	Submission of Matters to a Vote of Security Holders.	20
Item 5.	Other Information.	20
Item 6.	Exhibits.	20
	SIGNATURES PAGE	22
	EXHIBIT INDEX	23

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2005 (Unaudited)	March 31, 2005
Current assets:
Cash and cash equivalents	$ 6,699,889	$ 7,710,031
Accounts receivable (net of allowance for doubtful accounts of $1,546,000 and $1,557,000, respectively)	10,206,461	10,261,408
Inventory, net	18,480,175	18,757,863
Prepaid expenses and other current assets	2,131,506	3,009,825
Deferred tax assets, current	210,658	243,658
Total current assets	37,728,689	39,982,785
Property, plant and equipment, net	14,157,147	15,281,286
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,607,440 and $1,544,446, respectively)	694,300	776,230
Deferred tax assets, net	327,223	417,018
Other assets	2,832,388	2,771,547
	$ 55,932,173	$ 59,421,292
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 6,286,037	$ 263,772
Accounts payable	4,096,400	4,648,639
Accrued payroll and related expenses	1,420,260	1,970,780
Other accrued expenses and liabilities	2,498,542	2,722,649
Total current liabilities	14,301,239	9,605,840
Long-term debt, net of current portion	725,021	6,828,649
Deferred tax liabilities, net	212,404	245,404
Other long-term liabilities	4,078,766	4,134,351
Minority interests	233,008	219,020
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares	50,321	50,321
Additional paid-in capital	9,613,906	9,613,906
Retained earnings	27,096,806	28,141,791
Accumulated other comprehensive income	210,890	1,172,198
	36,971,923	38,978,216
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	36,381,735	38,388,028
	$ 55,932,173	$ 59,421,292

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)
FOR THE Six MONTHS ENDED September 30, 2005 AND 2004
UNAUDITED

	2005	2004
Net sales	$ 43,880,846	$ 44,382,525
Costs and expenses:
Cost of sales	25,706,342	25,051,000
Selling, administrative and engineering expenses	17,764,422	17,955,218
Research and development expense	437,057	420,046
Interest expense, net	223,258	185,245
	44,131,079	43,611,509
Income (loss) before non-operating income (expense) and income taxes	(250,233)	771,016
Non-operating items:
Minority interests	(13,988)	(115,986)
Equity in loss of affiliate	--	(250,436)
	(13,988)	(366,422)
Income (loss) before income tax	(264,221)	404,594
Provision for income tax	88,000	162,000
Net income (loss)	$ (352,221)	$ 242,594
Net income (loss) per common share:
Basic net income (loss) per share	$ (0.07)	$ 0.05
Diluted net income (loss) per share	$ (0.07)	$ 0.05
Average common shares outstanding:
Basic	4,946,774	4,946,774
Diluted	4,946,774	4,954,239
Comprehensive income (loss):
Net income (loss)	$ (352,221)	$ 242,594
Other comprehensive loss	(961,308)	(185,857)
Comprehensive income (loss)	$ (1,313,529)	$ 56,737

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)
FOR THE THREE MONTHS ENDED September 30, 2005 AND 2004
UNAUDITED

	2005	2004
Net sales	$ 21,457,279	$ 22,296,870
Costs and expenses:
Cost of sales	12,801,203	12,598,125
Selling, administrative and engineering expenses	8,510,272	8,931,205
Research and development expense	204,305	230,148
Interest expense, net	124,145	84,707
	21,639,925	21,844,185
Income (loss) before non-operating income (expense) and income taxes	(182,646)	452,685
Non-operating items:
Minority interests	(9,505)	(63,149)
Equity in loss of affiliate	--	(122,535)
	(9,505)	(185,684)
Income (loss) before income tax	(192,151)	267,001
Provision for income tax	21,000	95,000
Net income (loss)	$ (213,151)	$ 172,001
Net income (loss) per common share:
Basic net income (loss) per share	$ (0.04)	$ 0.03
Diluted net income (loss) per share	$ (0.04)	$ 0.03
Average common shares outstanding:
Basic	4,946,774	4,946,774
Diluted	4,946,774	4,949,647
Comprehensive income (loss):
Net income (loss)	$ (213,151)	$ 172,001
Other comprehensive loss	(646,872)	(216,029)
Comprehensive loss	$ (860,023)	$ (44,028)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE Six MONTHS ENDED September 30, 2005 AND 2004
UNAUDITED

	2005	2004
Cash flows from operating activities:
Net income (loss)	$ (352,221)	$ 242,594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,080,389	1,080,531
Amortization of intangible assets	77,088	77,088
Deferred income taxes	66,000	141,000
Minority interest in consolidated foreign subsidiaries	13,988	115,986
Equity in loss of affiliate	--	250,436
Gain of sale of property, plant and equipment	--	(62,902)
Changes in assets and liabilities:
Accounts receivable	(88,225)	(334,815)
Inventory	18,456	(1,766,424)
Income taxes, net	1,107,905	--
Accounts payable	(609,701)	(792,463)
Accrued expenses and liabilities	(829,598)	16,989
Other changes, net	(436,760)	26,362
Total adjustments	399,542	(1,248,212)
Net cash provided by (used in) operating activities	47,321	(1,005,618)
Cash flows from investing activities:
Sale of property, plant and equipment	--	1,282,055
Purchase of property, plant and equipment	(154,840)	(606,294)
Business investment	--	(300,000)
Net cash provided by (used in) investing activities	(154,840)	375,761
Cash flows from financing activities:
Proceeds from borrowings	75,241	--
Repayment of long-term borrowings	(267,108)	(156,663)
Payment of cash dividends	(692,764)	(692,764)
Net cash used in financing activities	(884,631)	(849,427)
Effect of exchange rate changes on cash	(17,992)	(5,988)
Net decrease in cash and cash equivalents	(1,010,142)	(1,485,272)
Cash and cash equivalents -- beginning of period	7,710,031	7,747,481
Cash and cash equivalents -- end of period	$ 6,699,889	$ 6,262,209

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

  2 -- INVENTORY

Inventory net of reserves is summarized as follows:

	September 30, 2005	March 31, 2005
Raw materials and purchased parts	$ 7,124,344	$ 6,919,868
Work-in-process	1,237,251	1,163,805
Finished Goods	10,118,580	10,674,190
	$ 18,480,175	$ 18,757,863

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

For the six months ended September 30, 2005, the Company has recognized 100% of the operating results of CPAC Asia in its consolidated statement of operations, as compared to 80% of the operating results of CPAC Asia for the six months ended September 30, 2004.

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

At the conclusion of the second quarter of fiscal 2005, the Company's investment in TURA had been reduced to zero, after a 2004 impairment charge and continued recognition of equity in losses of TURA, including amortization of the excess purchase price. Since the Company is not obligated to fund any future losses of TURA, it has not recorded its 40% share of TURA equity earnings or losses, since the second quarter of fiscal 2005, as TURA has not been profitable. Although TURA attempted to restructure its workforce and replaced management in an effort to reduce operating losses and improve cash flows, the efforts were unsuccessful. TURA is in the process of shutdown, with liquidation procedures to begin November 16, 2005 under German government supervision.

For the six months ended September 30, 2004, the Company recorded its 40% proportionate share of TURA's losses, plus amortization of the excess purchase price allocated to the supply contract, to its remaining investment balance, which had previously been written down after recognition of an impairment loss of approximately $2,320,000 or $0.47 a diluted share during the fourth quarter ended March 31, 2004. The impairment adjustment had reduced the Company's investment at the beginning of the Company's fiscal 2005 first quarter to an estimated fair market value of $250,000, a value the Company believed was largely attributable to the supply contracts between the Company and TURA.

Summarized, unaudited, financial information for TURA for the three and six months ended September 30, 2004 is shown below:

	Unaudited For the Three Months Ended	Unaudited For the Six Months Ended
	September 30, 2004	September 30, 2004
Condensed Statement of Operations:
Net revenue	$ 2,627,000	$ 6,424,000
Cost of sales	1,875,000	4,801,000
Operating expenses	932,000	1,977,000
Operating loss	(180,000)	(354,000)
Interest expense	81,000	149,000
Net loss	$ (261,000)	$ (503,000)
Condensed Balance Sheet:
Current assets		$ 8,280,000
Non-current assets		4,036,000
		$ 12,316,000

Current liabilities		$ 10,204,000
Non-current liabilities		1,658,000
Shareholders' equity		454,000
		$ 12,316,000

  5 -- GOODWILL AND INTANGIBLE ASSETS

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets," which requires an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. At September 30, 2005 and March 31, 2005, all of the recorded goodwill pertained to the Imaging Segment and amounted to $192,426.

At September 30, 2005, other intangible assets consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The original cost pertaining to this intangible at September 30, 2005 and March 31, 2005 was $2,250,000, while accumulated amortization at September 30, 2005 and March 31, 2005 was $1,575,000 and $1,500,000, respectively. Annual amortization of the license is $150,000, which will continue until expiration date. Other amortizable, intangible assets and their related amortization expense are not material.

  6 -- DEBT

At September 30, 2005, the Company was in violation of certain loan covenants related to its line of credit agreement (Agreement) with Bank of America, N.A. (BOA). The Agreement, which was amended on June 10, 2005, contained a maximum borrowing capability of $3,000,000 and required the Company to meet various quarterly and annual debt covenants, including minimum deposit liquidity, minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions. Although the Company has not borrowed under its revolving credit agreement with BOA in several years (and has no current plans or intentions to borrow on the line), the Company's Agreement contains a provision related to the Letter of Credit that BOA provided (maturing on October 31, 2007), which collateralizes the $6,000,000 Industrial Revenue Bonds, which are scheduled to mature in June 2009. The Company was in violation of the minimum net worth, debt service coverage, and funded debt to EBITDA covenants.

On November 9, 2005, Bank of America issued a letter formally acknowledging that Events of Default had occurred related to the Agreement. The Bank has not agreed to any waiver of the covenant violations or Events of Default, and will require and demand, strict compliance with the terms of the Agreement. They have further reiterated that the line of credit is still in place, but they have discontinued the automatic borrowing and repayment procedures applicable to the line of credit. Any future request for advances under the line shall be evaluated on a case-by-case basis and made at the Bank's sole and absolute discretion.

The Bank has also represented that they have elected at this time not to exercise their rights and remedies under the Agreement and are attempting to resolve the Events of Default with the Company, although they reserve the right to exercise such rights and remedies.

The Bank has not cancelled the Letter of Credit they previously provided, which is scheduled to mature as of October 31, 2007, which as indicated above, serves as collateral for the Industrial Revenue Bonds. However, due to the covenant violations (Events of Default), the Company has re-classified the debt obligation to current as of September 30, 2005. The Company is currently discussing various financial and operational alternatives to improve cash flows, which may or may not result in the replacement of the current borrowing facility with new or additional financing, if needed. Until the Company has cured the covenant violations, or replaced the borrowing facility, it will continue to classify the $6,000,000 Industrial Revenue Bonds as current. The impact on the consolidated balance sheet at September 30, 2005 was an increase in current liabilities of $6,000,000, and a decrease in working capital of $6,000,000 to $23,427,450.

  7 -- IMAGING RESTRUCTURING

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

For the quarter and six months ended September 30, 2004, no additional expenses were recorded related to the Imaging Restructuring plan, as all employee termination costs and other costs associated with the move had been accrued. In the second quarter of fiscal 2005, the Company completed the sale of the St. Louis facility on September 27, 2004 and recorded a gain on the sale of approximately $63,000.

  8 -- GUARANTEES

The Company guarantees the following debt and other obligations for some of its subsidiaries under agreements with banks: a standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company has warranty obligations in connection with sales of its Imaging equipment. The warranty period generally ranges from 6 to 12 months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2005 to September 30, 2005 was as follows (in thousands):

Accrued warranty obligations at March 31, 2005	$ 32
Accrued warranty experience April 1 to September 30, 2005	(1)
April 1 to September 30, 2005 warranty provisions	2
Accrued warranty obligations at September 30, 2005	$ 33

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$ (213,151)	$ 172,001	$ (352,221)	$ 242,594
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	14,000	20,000	39,000	39,000
Proforma net income (loss)	$ (227,151)	$ 152,001	$ (391,221)	$ 203,594
Net income (loss) per common share:
Basic -- as reported	$ (0.04)	$ 0.03	$ (0.07)	$ 0.05
Basic -- proforma	$ (0.05)	$ 0.03	$ (0.08)	$ 0.04
Diluted -- as reported	$ (0.04)	$ 0.03	$ (0.07)	$ 0.05
Diluted -- proforma	$ (0.05)	$ 0.03	$ (0.08)	$ 0.04

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Basic weighted average number of shares outstanding	4,946,774	4,946,774	4,946,774	4,946,774
Effect of dilutive stock options	--	2,873	--	7,465
Dilutive shares outstanding	4,946,774	4,949,647	4,946,774	4,954,239

Unexercised stock options to purchase 779,436 shares of the Company's common stock as of September 30, 2004 were not included in the computations of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Company's common stock during the respective periods. These options, issued at various dates from 1995 to 2004, are still outstanding at the end of the period. For the three and six months ended September 30, 2005, unexercised stock options to purchase 1,020,349 shares of the Company's stock were not included in the computation of EPS, because they would be anti-dilutive, due to the net loss incurred by the Company.

11 -- COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments.

12 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands Segment and the CPAC Imaging (Imaging) Segment. Information concerning the Company's business Segments' net sales and income before non-operating income (expense) and income taxes for the quarters and six months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales to customers:
Fuller Brands	$ 12,738,441	$ 13,644,339	$ 27,232,596	$ 27,617,563
Imaging	8,718,838	8,652,531	16,648,250	16,764,962
Total net sales to customers	$ 21,457,279	$ 22,296,870	$ 43,880,846	$ 44,382,525
Operating income (loss):
Fuller Brands	$ (31,418)	$ 650,741	$ 325,396	$ 1,541,136
Imaging	37,760	(87,029)	(203,702)	(531,603)
	6,342	563,712	121,694	1,009,533
Corporate expense	(64,843)	(26,320)	(148,669)	(53,272)
Interest expense, net	(124,145)	(84,707)	(223,258)	(185,245)
Income (loss) before non-operating expense and income taxes	$ (182,646)	$ 452,685	$ (250,233)	$ 771,016

Sales between Segments are not material.

Information concerning the identifiable assets of the Company's business Segments at September 30, 2005 and March 31, 2005 are as follows:

	September 30, 2005	March 31, 2005
Identifiable assets:
Fuller Brands	$ 28,255,992	$ 28,862,451
Imaging	19,579,475	20,926,921
Total identifiable assets of the segment	47,835,467	49,789,372
Corporate short-term investments	4,176,693	4,701,635
Other corporate assets	3,920,013	4,930,285
Total consolidated assets	$ 55,932,173	$ 59,421,292

13 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Different from APB No. 20, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Statement defines retrospective application, as the application of a different accounting principle to prior accounting periods, as if that principle had always been used, or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement, as the revising of previously issued financial statements to reflect the correction of an error, and requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimates affected by a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted for accounting changes and corrections of errors made in fiscal years beginning after May 2005. The Company is currently reviewing the standard to determine upon adoption the impact, if any, on the reported results of operations and financial position.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company operates in two industry segments. The Fuller Brands Segment is involved in developing, manufacturing, distributing, and marketing branded industrial and consumer cleaning and personal care products in North America and internationally. The CPAC Imaging Segment includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, Italy, South Africa, Thailand, and China. Sales between Segments are not material.

Net Sales

The Company's net sales decreased 3.8% and 1.1% for the three and six months ended September 30, 2005, as compared to the same period last year (decreased 4.3% and 1.7%, excluding the impact of foreign currency exchange).

For the Fuller Brands Segment [consisting of The Fuller Brush Company, Inc. (Fuller Brush); Stanley Home Products (Stanley); and Cleaning Technologies Group (CTG)], net sales for the three and six months ended September 30, 2005, as compared to the same periods last year decreased 6.6% and 1.4%.

Fuller Brush sales decreased 11.3% and 4.6% for the three and six months ended September 30, 2005, as compared to similar periods last year. During the quarter, sales into the home shopping network distribution channel were down over $450,000, due to product seasonality changes made to planned television airing schedules. The Company believes this is a temporary "timing" issue and expects sales to resume again later in the third quarter and throughout the remainder of fiscal 2006. In addition, private label and export sales declined a combined $243,000 during the second quarter, as compared to last year. New customer additions in fiscal 2006 have yet to compensate for the loss in business of a major private label customer, while declines in sales into Puerto Rico during the quarter caused a shortfall in export business. For the six months ended September 30, 2005, sales into the retail market were off by over $400,000 (largely occurring in the first quarter of fiscal 2006), as the entrance into the retail marketplace has been slower than anticipated. Fuller Brush continues to pursue numerous opportunities with many major U.S. retailers and will continue to concentrate on increasing sales in the retail marketplace in the near term. Despite the home shopping network distribution channel shortfall in the second quarter, sales to Fuller's QVC home shopping business are up over $252,000 over the same six-month period last year.

Stanley's net sales declined 15.7% and 9.2% for the quarter and six months ended September 30, 2005, as compared to similar periods last year. Continuing declines in sales representatives and specific sales declines from regions impacted by Hurricane Katrina had a negative impact on the quarter, and ultimately, the six months ended September 30, 2005. While efforts to slow representative declines with compensation changes have been introduced, they have taken longer to fully implement and have yet to be introduced to all sales regions. Other incentive-type promotional programs are currently being reviewed to attempt to increase representative headcount, and ultimately, increase sales from their current levels.

CTG's net sales for the quarter and six months ended September 30, 2005 increased 5.2% and 6.6%, as compared to similar periods last year. Increased national accounts business, as well as strong distributor business, has contributed to the sales increases. However, both of these distribution channels have historically been volatile, causing wide month-to month fluctuations. CTG believes that expected strong national accounts business in the third and fourth quarters should help to offset lower seasonal distribution business in the same periods. In addition, while revenues have increased, material costs have increased even more rapidly, creating income shortfalls, due to difficulties in passing price increases on in an extremely competitive marketplace. CTG continues to seek business partners to strengthen its position in the commercial cleaning marketplace.

In the Imaging Segment, net sales increased 1.0% for the three months ended September 30, 2005 and decreased 1.0% for the six months ended September 30, 2005, as compared to the same periods in fiscal 2005 (decreased 0.7% and 2.2%, excluding the impact of foreign currency exchange). During the second quarter, combined domestic sales of medical imaging and photographic chemistry declined less than 0.5%, the lowest decline in many reporting periods. In addition, modest sales increases in three of the four international operations, even after removing currency impacts during the quarter (see Foreign Operations section for additional information), contributed to the relatively flat net sale changes for the combined Imaging Segment for the quarter and six months ended September 30, 2005.

The Company continues to aggressively pursue outsource manufacturing opportunities with domestic and foreign companies and is positioned geographically and strategically to pick up volume, as larger companies exit the traditional imaging marketplace, in favor of digital products. In the international marketplace, new business opportunities have recently emerged, as a result of this industry consolidation, helping to slow expected declines. While domestic manufacturing efficiencies have reduced operating losses compared to previous periods, increased production volume or additional cost reduction efforts appear to be necessary to improve profitability. The Segment is continuing to pursue worldwide imaging outsource manufacturing agreements and is also reviewing the possibility of producing other types of specialty chemicals in its manufacturing facilities to better utilize its global assets.

Gross Margins

Consolidated gross margins were 40.3% for the quarter ended September 30, 2005, as compared to 42.6% for the year ended March 31, 2005 and 43.5% for the quarter ended September 30, 2004, respectively.

Gross Margins in the Fuller Brands Segment were 45.8% for the quarter ended September 30, 2005, as compared to 48.5% for the year ended March 31, 2005 and 49.3% for the quarter ended September 30, 2004 respectively. Rapidly escalating fuel cost increases and various raw material cost increases helped to contribute to the gross margin decline. While the Fuller Brand businesses have implemented selected price changes in certain of its product family, continued rising costs during the current period necessitates attempting to pass on further price changes, to improve profitability. Increases in volume throughput in the Great Bend manufacturing facility is the key factor, however, in improving gross margin percentages in the future.

Gross margins in the Imaging Segment were 32.4% for the quarter ended September 30, 2005, as compared to 33.6% for the year ended March 31, 2005 and 34.3% for the quarter ended September 30, 2004, respectively. Similar to the Fuller Brands segment, increased fuel costs impacted freight and distribution costs negatively again in the quarter, causing further erosion in gross margins. With current pricing dynamics and declining volumes both domestically and internationally, the Company is continuing to study ways to reduce costs, until they are able to increase production throughput either with imaging products or other types of chemical products in future periods.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs for the quarter ended September 30, 2005 were 39.7% of net sales, versus 41.5% and 40.1% for the year ended March 31, 2005 and the quarter ended September 30, 2004, respectively.

For the Fuller Brands Segment, selling, administrative, and engineering expenses for the quarter ended September 30, 2005 were 44.9% of net sales, as compared to 44.9% and 43.6% for the year ended March 31, 2005 and quarter ended September 30, 2004, respectively. While the percentage of selling, administrative, and engineering expenses to net sales for the second quarter of fiscal 2006, as compared to March 31, 2005, was consistent, the increase, as compared to the second quarter of fiscal 2005, is largely a function of lower sales levels, with the same level of fixed selling, administrative, and engineering expenses.

In the Imaging Segment, selling, administrative, and engineering costs for the quarter ended September 30, 2005 were 31.3% of net sales versus 35.9% and 34.2% for the year ended March 31, 2005 and the quarter ended September 30, 2004, respectively. The decrease in the expense, as a percentage of net sales in the current quarter, as compared to previous periods, reflects cost-containment efforts in both domestic and international Imaging operations, due to reduced revenue levels. The Segment is continuing to analyze its fixed costs to better match anticipated revenues with expenses.

Research and Development Expenses

Research and development expenses, as a percentage of sales, stayed consistent at approximately 1% for the quarter ended September 30, 2005, as compared to the year ended March 31, 2005 and the same quarter last year. In gross dollars, for the quarter ended September 30, 2005 versus September 30, 2004, Fuller Brands expenses were slightly higher, while in the Imaging Segment, expenses were lower, due to nonrecurring expenses related to the setup of the domestic Imaging research and development department in Norcross, Georgia, in last year's similar period.

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

Net Interest Expense

Net interest expense (interest expense less interest income) increased for the quarter and six months ended September 30, 2005, as compared to the quarter and six months ended September 30, 2004. The primary cause was higher interest rates related to the Fuller IRB debt (interest is a variable, tax exempt rate), mitigated partially by interest income earned on domestic, invested funds.

Income Taxes

The quarter and six-month tax provisions for the period ended September 30, 2005 include domestic state tax provisions, which reflect mostly minimum state tax liabilities in the states the Company files. The consolidated provision also continues to reflect the benefits of the CPAC Asia tax holiday in Thailand (a seven-year benefit expiring in August 2006) and includes provisions related to results attributable to the Company's Italian and African operations. The amount of the consolidated provision pertaining to CPAC Africa reflects the utilization of that subsidiary's net operating loss carryforward to offset taxable income. The Company's consolidated tax provision for the quarter and six months ended September 30, 2005 also reflects the impact of valuation allowances against the Company's domestic and Belgian operation's net deferred tax assets.

The valuation reserve on the domestic net deferred tax assets was initially recorded in the Company's fourth quarter of fiscal 2005 and has been increased to reflect the Company's domestic operations taxable loss in each of the two quarters in fiscal 2006. The domestic losses for federal tax purposes can only be carried forward to offset future taxable income. The valuation reserve against CPAC Europe's net deferred tax assets was recorded in the first quarter of fiscal 2006 and has been increased to reflect continued Belgian taxable losses. Both reserves, established as a result of losses incurred during the current and prior fiscal years under the criteria established in SFAS No. 109, "Accounting for Income Taxes," were the result of the Company no longer able to assert that realization of its future tax benefits was "more likely than not."

The Company's consolidated tax provisions for the quarter and six months ended September 30, 2004 resulted in an effective rate of 35.5% and 40.0%, respectively, due primarily to domestic profits. The provision and effective rate was impacted by limitations on recognition of state tax net operating loss carryforwards from three of the Company's domestic subsidiaries, as well as limited foreign tax benefits, due to CPAC Italia's net operating loss. It also reflected the benefits of CPAC Asia's seven-year tax holiday.

For the remainder of fiscal 2006, the Company expects to separately and independently maintain a valuation allowance on future tax benefits related to each of its domestic and Belgian operations, until an appropriate level of profitability is achieved and sustained; or it is able to develop additional tax planning strategies that would generate taxable income to utilize the deferred tax assets. Until then, the Company's tax provision will include the net tax expense or benefit attributable to domestic state taxes and certain foreign operations. The tax expense or benefit from the domestic federal and Belgian operations will be recorded, with corresponding adjustments to the valuation allowance, as appropriate.

Net Income

The Company's net income decreased approximately $385,000 and $595,000 to net losses of $(213,000) and $(352,000) for the three and six months ended September 30, 2005, respectively, as compared to net income of $172,000 and $243,000, respectively. The quarter and six-month decline was largely a function of the shortfall in Fuller Brands' sales and profits and increased operating losses in Europe, mitigated partially by reduced operating losses in the domestic, Imaging chemical operations.

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

Combined net sales for the Company's operations in Thailand, South Africa, Belgium and Italy for the three and six months ended in the second quarter of fiscal 2006, as compared to the similar periods in fiscal 2005, increased approximately $223,000 (6.3%) and $263,000 (3.9%), respectively (increased approximately $99,000 (2.8%) and $6,000 (0.1%), excluding the impact of currency exchange). For the three and six months ended in the second quarter of fiscal 2006, CPAC Europe and Italia net sales combined increased 5.3% and 4.8%, respectively, as compared to the same periods in fiscal 2005 (increased approximately 0.3% and decreased approximately 0.1%, excluding the impact of currency exchange). CPAC Asia's net sales increased 5.7% and 0.2% (increased approximately 4.6% and decreased 0.7%, excluding the impact of currency exchange) for the three and six months ended in the second quarter of fiscal 2006, as compared to fiscal 2005. CPAC Africa's operations continued strong growth, with net sales increasing 11.7% and 9.4% (increased approximately 8.8% and 2.8%, excluding the impact of currency exchange) respectively, as compared to the same periods in fiscal 2005.

Combined pretax profits for the three and six months ended in the second quarter of fiscal 2006, as compared to the similar periods in fiscal 2005, decreased approximately $75,000 (19.4%) and $115,000 (22.7%), respectively (decreased approximately $78,000 (20.3%) and $112,000 (22.2%), excluding the impact of currency exchange). CPAC Europe and Italia pretax profits combined for the three and six months ended in the second quarter of fiscal 2006 decreased approximately $118,000 and $146,000, respectively, as compared to the same periods in fiscal 2005 (decreased approximately $115,000 and $132,000, excluding the impact of currency exchange). CPAC Africa's pretax profits decreased approximately $15,000 and $3,000, respectively (decreased approximately $17,000 and $9,000, excluding the impact of currency exchange), for the three and six months ended in the second quarter of fiscal 2006, as compared to the similar periods in fiscal 2005. CPAC Asia's pretax profits increased approximately $59,000 and $33,000, respectively (increased approximately $54,000 and $28,000, excluding the impact of currency exchange), for the three and six months ended in the second quarter of fiscal 2006, as compared to the similar periods in fiscal 2005. During the Company's third quarter of fiscal 2006, the incorporation and start-up of CPAC Tai Shan Chemical Products Ltd (a wholly-owned subsidiary of CPAC Asia) occurred. It is expected that the newly formed subsidiary will begin repacking and distributing a limited amount of photo chemicals in China prior to the end of fiscal 2006.

As disclosed in Note 4 to the Consolidated Financial Statements, the Company accounts for its 40% investment in TURA under the equity method. However, the Company's recognition of the 40% share of the losses of TURA during the first six months of fiscal 2005 effectively reduced the basis of its investment to zero. Since the Company has no obligation to fund any future losses experienced by TURA, it has not recorded its 40% share of TURA's equity earnings, since the second quarter of fiscal 2005, as TURA has not been profitable. This compares to the quarter ended June 30, 2004, in which the Company recognized 40% of the proportionate share of TURA's net losses, plus amortization of the excess purchase price related to the Company's investment. Although TURA attempted to restructure its workforce and replaced management in an effort to reduce operating losses and improve cash flows, the efforts were unsuccessful. TURA is in the process of shutdown, with liquidation procedures to begin November 16, 2005 under German government supervision.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At September 30, 2005, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not significant to the results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. It believes its major source of funding in the near term will be its existing balance of cash and short-term investments. It also believes it has sufficient liquidity, domestically and internationally, to fund operations, restructurings, research and development, and capital expenditures and to make scheduled debt repayments. The Company is currently exploring various alternatives to improve cash flows, including possibly restructuring its debt and other financial and operational initiatives. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Six Months Ended September 30,
	2005	2004
Cash provided by (used in):
Operating activities	$ 47	$ (1,005)
Investing activities	(155)	376
Financing activities	(884)	(850)
Currency impact on cash	(18)	(6)
Net decrease in cash and cash equivalents	$ (1,010)	$ (1,485)

Net cash provided by (used in) operating activities

Consolidated net cash provided by operating activities increased for the six months ended September 30, 2005, as compared to the six months ended September 30, 2004. Income tax refunds received during the first quarter of fiscal 2006 and reduction in inventory levels, offset by reductions in accrued payroll and other accrued liabilities (incentive bonus payments, as well as severance liabilities were paid during fiscal 2006), contributed to the increase in net cash provided by operations. In fiscal 2005, inventory increases attributable to the Fuller Brush retail initiative contributed to the significant use of cash for the six months ended September 30, 2005.

Net cash provided by (used in) investing activities

For the six months ended September 30, 2005, the Company used approximately $155,000 of consolidated cash, as compared to providing approximately $376,000 of consolidating cash for the six months ended September 30, 2004. Although capital expenditures were lower by approximately $451,000 during the fiscal 2006 six-month period, the six months ended September 30, 2004 benefited from the $1,282,000 proceeds received from the sale of the St. Louis, Missouri, manufacturing property. In addition, the cash from investing activities for the six months ended September 30, 2004 was impacted by $300,000 spent towards the buy-out of CPAC Asia's minority interest partners.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities increased during the six months ended September 30, 2005, as compared to the six months ended September 30, 2004, due to increased debt reduction during the period.

The following table presents working capital information at September 30, 2005, March 31, 2005, and September 30, 2004:

	September 30, 2005	March 31, 2005	September 30, 2004
Working capital (in thousands)	$23,427	$30,377	$31,328
Working capital ratio	2.64 to 1	4.16 to 1	4.46 to 1
Receivable days outstanding	42.6 days	45.6 days	48.2 days
Annual inventory turns	2.8 times	2.8 times	2.8 times

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

The amended Agreement requires the Company to meet various quarterly and annual debt covenants, including minimum deposit liquidity, minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions. At September 30, 2005, the Company was in violation of the minimum net worth, debt service coverage, and funded debt to EBITDA covenants. Although the Company has not borrowed under its revolving credit agreement with BOA in several years (and has no current plans or intentions to borrow on the line), the Company's Agreement contains a provision related to the Letter of Credit that BOA provided (maturing on October 31, 2007), which collateralizes the $6,000,000 Industrial Revenue Bonds, which are scheduled to mature in June 2009.

On November 9, 2005, Bank of America issued a letter formally acknowledging that Events of Default had occurred related to the Agreement. The Bank has not agreed to any waiver of the covenant violations or Events of Default, and will require and demand, strict compliance with the terms of the Agreement. They have further reiterated that the line of credit is still in place, but they have discontinued the automatic borrowing and repayment procedures applicable to the line of credit. Any future request for advances under the line shall be evaluated on a case-by-case basis and made at the Bank's sole and absolute discretion.

The Bank has also represented that they have elected not to exercise their rights and remedies under the Agreement and are attempting to resolve the Events of Default with the Company, although they reserve the right to exercise such rights and remedies.

The Bank has not cancelled the Letter of Credit they previously provided, which is scheduled to mature as of October 31, 2007, which as indicated above, serves as collateral for the Industrial Revenue Bonds. However, due to the covenant violations (Events of Default), the Company has re-classified the debt obligation to current as of September 30, 2005. The Company is currently discussing various financial and operational alternatives to improve cash flows, which may or may not result in the replacement of the current borrowing facility with new or additional financing, if needed. Until the Company has cured the covenant violations, or replaced the borrowing facility, it will continue to classify the $6,000,000 Industrial Revenue Bonds as current. The impact on the consolidated balance sheet at September 30, 2005 was an increase in current liabilities of $6,000,000, and a decrease in working capital of $6,000,000 to $23,427,450.

In addition, the Company's Asian subsidiary, CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $484,000 based on the second quarter conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 7.75% at September 30, 2005. CPAC Asia Imaging Products Limited had no outstanding borrowings against the line of credit at the end of its second quarter.

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

The Company continues to follow the critical accounting policies and estimates as disclosed in the Company's March 31, 2005 Annual Report to Shareholders in preparing the interim financial statements for the six months ended September 30, 2005. Management's assumptions and judgements have not changed significantly from that previously disclosed.

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

Since June 28, 2005, management has been reviewing and evaluating the internal control over financial reporting related to inventory valuation calculations and spreadsheets used in such calculations with the intent of strengthening such controls and procedures. Remediation actions have included development of a new spreadsheet and manual recomputation of the new spreadsheet for each of the three quarters in the year ended March 31, 2005, as well as for the three and six months ended September 30, 2005, and future interim reporting periods. Additionally, management is in the process of applying manual controls over the computation of the valuation on a quarterly basis for all future periods and will document security control over the spreadsheet to ensure that it is not adjusted without appropriate review and written approval by senior accounting management. In addition, management has increased the levels of senior management review over interim financial information processed at the subsidiary locations, in an effort to prevent or detect misstatement of inventory or other accounts that could result in a material misstatement to the annual or interim financial statements. On July 20, 2005 the Company completed the filing of its restated interim results for the quarters ended June 30, 2004, September 30, 2004, and December 31, 2004.

Despite the on-going remediation procedures being implemented as described above, the chief executive officer and chief financial officer concluded, that as of and for the six months ended September 30, 2005, the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures were not effective for the reasons described above related to the unremediated material weakness in the Company's internal control over financial reporting identified during the Company's annual audit of the year ended March 31, 2005. Management believes it needs additional time to further evaluate and test the operational effectiveness of its disclosure controls and procedures and further evaluate whether additional enhancements to disclosure controls and procedures may be required prior to reaching further conclusions regarding the effectiveness of our disclosure controls and procedures. While management's efforts to evaluate, test, and enhance disclosure controls and procedures are ongoing, management believes that the consolidated, condensed financial statements included in this report present fairly in all material respects the financial condition, results of operations, and cash flows of CPAC, Inc. for the periods presented.

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
The Annual Meeting of the Shareholders of the Registrant was held on August 12, 2005; and our shareholders voted on the following proposals:
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
Robert Oppenheimer . . . . . . . . . . . . . . . . .
Thomas J. Weldgen . . . . . . . . . . . . . . . . . .
Jerold L. Zimmerman, Ph.D. . . . . . . . . . . .
Stephen J. Carl, Esq. . . . . . . . . . . . . . . . . .
José J. Coronas. . . . . . . . . . . . . . . . . . . . . .
William M. Carpenter. . . . . . . . . . . . . . . .
John R. Prann, Jr. . . . . . . . . . . . . . . . . . . .

		Votes For 4,283,585 3,948,287 4,271,580 4,270,080 4,283,080 4,281,780 4,291,580 4,291,580	Votes Against 81,752 417,050 93,757 95,257 82,257 83,557 73,757 73,757

Subsequent to the Annual Meeting of Shareholders, John R. Prann, Jr., resigned from the CPAC, Inc. Board of Directors effective September 13, 2005, to pursue personal interests.

2.  Ratify the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Registrant for its fiscal year ending March 31, 2006, with votes cast as follows:

	For 4,326,582	Against 18,490	Abstain 20,265
3. Vote on a proposal by a shareholder to urge the Board of Directors to arrange for the prompt sale of the Registrant to the highest bidder.
Since neither the shareholder nor his proxy was present, Proposal Number 3 was not presented at the meeting, and therefore, no action was taken.
Item 5.	Other Information. None
Item 6.	Exhibits.

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

incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1994, and amended by Letter of Extension and Increase dated October 29, 1996, incorporated herein by reference to Form 10-Q for the period ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, incorporated herein by reference to Form 10-Q for the period ended December 31, 1996, and further amended by Agreement dated September 12, 1997, incorporated herein by reference to Form 10-Q for the period ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, incorporated herein by reference to Form 10-Q for the period ended June 30, 1998, and further amended by Agreement dated April 27, 2000, incorporated herein by reference to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, incorporated herein by reference to Form 10-Q for the period ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-Q for the period ended September 30, 2004, and further amended by Third Amendment to Restated Loan and Security Agreement and Waiver dated August 23, 2005

4.2

Bank Letter dated June 10, 2005 in connection with the Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2005

(10) Material contracts
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

CPAC, INC.
(Registrant)

Date November 14, 2005	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date November 14, 2005	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date November 14, 2005	By	/s/ James W. Pembroke James W. Pembroke, Corporate Secretary and Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation, By-laws
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
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1994, and amended by Letter of Extension and Increase dated October 29, 1996, incorporated herein by reference to Form 10-Q for the period ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, incorporated herein by reference to Form 10-Q for the period ended December 31, 1996, and further amended by Agreement dated September 12, 1997, incorporated herein by reference to Form 10-Q for the period ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, incorporated herein by reference to Form 10-Q for the period ended June 30, 1998, and further amended by Agreement dated April 27, 2000, incorporated herein by reference to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, incorporated herein by reference to Form 10-Q for the period ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-Q for the period ended September 30, 2004, and further amended by Third Amendment to Restated Loan and Security Agreement and Waiver dated August 23, 2005

24
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

N/A
	10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004	N/A

31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	38
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	39

32.	Section 1350 Certifications		40