Form 10-Q
period 2005-12-31
CPAC INC
filed 2006-02-13
CIK 351717

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes [ X ] No [ ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at December 31, 2005
Common Stock, $.01 par value	4,946,774

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
999,100

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- December 31, 2005 and March 31, 2005 (Unaudited)	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- For the Nine Months Ended December 31, 2005 and 2004 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- For the Three Months Ended December 31, 2005 and 2004 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- For the Nine Months Ended December 31, 2005 and 2004 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4.	Controls and Procedures.	18
	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3.	Defaults Upon Senior Securities.	19
Item 4.	Submission of Matters to a Vote of Security Holders.	19
Item 5.	Other Information.	19
Item 6.	Exhibits.	19
	SIGNATURES PAGE	20
	EXHIBIT INDEX	21

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED

ASSETS	December 31, 2005	March 31, 2005
Current assets:
Cash and cash equivalents	$ 6,149,875	$ 7,710,031
Accounts receivable (net of allowance for doubtful accounts of $1,556,000 and $1,557,000, respectively)	10,242,581	10,261,408
Inventory, net	18,747,805	18,757,863
Prepaid expenses and other current assets	1,912,639	3,009,825
Deferred tax assets, current	173,612	243,658
Total current assets	37,226,512	39,982,785
Property, plant and equipment, net	13,868,070	15,281,286
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,647,711 and $1,544,446, respectively)	656,013	776,230
Deferred tax assets, net	311,220	417,018
Other assets	2,877,740	2,771,547
	$ 55,131,981	$ 59,421,292
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 6,162,816	$ 263,772
Accounts payable	3,664,944	4,648,639
Accrued payroll and related expenses	1,476,556	1,970,780
Other accrued expenses and liabilities	2,806,049	2,722,649
Total current liabilities	14,110,365	9,605,840
Long-term debt, net of current portion	632,936	6,828,649
Deferred tax liabilities, net	175,719	245,404
Other long-term liabilities	4,089,376	4,134,351
Minority interests	257,680	219,020
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares	50,321	50,321
Additional paid-in capital	9,613,906	9,613,906
Retained earnings	26,490,252	28,141,791
Accumulated other comprehensive income	301,614	1,172,198
	36,456,093	38,978,216
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	35,865,905	38,388,028
	$ 55,131,981	$ 59,421,292

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
UNAUDITED

	2005	2004
Net sales	$ 63,633,704	$ 64,767,884
Costs and expenses:
Cost of sales	36,985,775	36,818,881
Selling, administrative and engineering expenses	26,071,538	26,515,550
Research and development expense	658,858	664,922
Interest expense, net	337,266	297,095
	64,053,437	64,296,448
Income (loss) before non-operating income (expense) and income taxes	(419,733)	471,436
Non-operating items:
Minority interests	(38,660)	(163,409)
Equity in loss of affiliate	--	(250,436)
	(38,660)	(413,845)
Income (loss) before income tax	(458,393)	57,591
Provision (benefit) for income tax	154,000	(98,000)
Net income (loss)	$ (612,393)	$ 155,591
Net income (loss) per common share:
Basic net income (loss) per share	$ (0.12)	$ 0.03
Diluted net income (loss) per share	$ (0.12)	$ 0.03
Average common shares outstanding:
Basic	4,946,774	4,946,774
Diluted	4,946,774	4,951,798
Comprehensive income (loss):
Net income (loss)	$ (612,393)	$ 155,591
Other comprehensive loss	(870,584)	(100,993)
Comprehensive income (loss)	$ (1,482,977)	$ 54,598

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
UNAUDITED

	2005	2004
Net sales	$ 19,752,858	$ 20,385,359
Costs and expenses:
Cost of sales	11,279,433	11,767,881
Selling, administrative and engineering expenses	8,307,116	8,560,332
Research and development expense	221,801	244,876
Interest expense, net	114,008	111,850
	19,922,358	20,684,939
Income (loss) before non-operating income (expense) and income taxes	(169,500)	(299,580)
Non-operating items:
Minority interests	(24,672)	(47,423)
Loss before income tax	(194,172)	(347,003)
Provision (benefit) for income tax	66,000	(260,000)
Net loss	$ (260,172)	$ (87,003)
Net income (loss) per common share:
Basic net loss per share	$ (0.05)	$ (0.02)
Diluted net loss per share	$ (0.05)	$ (0.02)
Average common shares outstanding:
Basic	4,946,774	4,946,774
Diluted	4,946,774	4,946,774
Comprehensive income (loss):
Net loss	$ (260,172)	$ (87,003)
Other comprehensive income	90,724	84,864
Comprehensive loss	$ (169,448)	$ (2,139)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
UNAUDITED

	2005	2004
Cash flows from operating activities:
Net income (loss)	$ (612,393)	$ 155,591
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,607,842	1,647,514
Amortization of intangible assets	115,630	115,635
Deferred income taxes	77,000	158,000
Minority interest in consolidated foreign subsidiaries	38,660	163,409
Equity in loss of affiliate	--	250,436
Gain of sale of property, plant and equipment	--	(62,902)
Changes in assets and liabilities:
Accounts receivable	(111,168)	1,563,053
Inventory	(227,882)	(1,382,916)
Income taxes, net	1,101,685	--
Accounts payable	(1,030,209)	(1,230,762)
Accrued expenses and liabilities	(465,177)	(357,325)
Other changes, net	(227,789)	(480,467)
Total adjustments	878,592	383,675
Net cash provided by operating activities	266,199	539,266
Cash flows from investing activities:
Sale of property, plant and equipment	--	1,282,055
Purchase of property, plant and equipment	(370,634)	(905,401)
Business investment	--	(300,000)
Net cash provided by (used in) investing activities	(370,634)	76,654
Cash flows from financing activities:
Repayment of long-term borrowings	(395,008)	(161,434)
Payment of cash dividends	(1,039,146)	(1,039,146)
Net cash used in financing activities	(1,434,154)	(1,200,580)
Effect of exchange rate changes on cash	(21,567)	(5,355)
Net decrease in cash and cash equivalents	(1,560,156)	(590,015)
Cash and cash equivalents -- beginning of period	7,710,031	7,747,481
Cash and cash equivalents -- end of period	$ 6,149,875	$ 7,157,466

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

  2 -- INVENTORY

Inventory net of reserves is summarized as follows:

	December 31, 2005	March 31, 2005
Raw materials and purchased parts	$ 7,343,508	$ 6,919,868
Work-in-process	1,158,186	1,163,805
Finished Goods	10,246,111	10,674,190
	$ 18,747,805	$ 18,757,863

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

For the three and nine months ended December 31, 2005, the Company has recognized 100% of the operating results of CPAC Asia in its consolidated statement of operations. For the periods prior to the September 2004 acquisition, the Company recognized 80% of the operating results of CPAC Asia in its Consolidated Statement of Operations.

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

At the conclusion of the second quarter of fiscal 2005, the Company's investment in TURA had been reduced to zero, after a 2004 impairment charge and continued recognition of equity in losses of TURA, including amortization of the excess purchase price. Since the Company is not obligated to fund any future losses of TURA, it has not recorded its 40% share of TURA equity earnings or losses, since the second quarter of fiscal 2005, as TURA has not been profitable. Although TURA attempted to restructure its workforce and replaced management in an effort to reduce operating losses and improve cash flows, the efforts were unsuccessful. TURA continues to be involved with liquidation procedures, which began on November 16, 2005 under German government supervision. The liquidation and bankruptcy proceedings are not expected to generate any additional costs or liabilities for CPAC.

  5 -- GOODWILL AND INTANGIBLE ASSETS

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets," which requires an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. At December 31, 2005 and March 31, 2005, all of the recorded goodwill pertained to the Imaging Segment and amounted to $192,426.

At December 31, 2005, other intangible assets consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The original cost pertaining to this intangible at December 31, 2005 and March 31, 2005 was $2,250,000, while accumulated amortization at December 31, 2005 and March 31, 2005 was $1,612,500 and $1,500,000, respectively. Annual amortization of the license is $150,000, which will continue until expiration date. Other amortizable, intangible assets and their related amortization expense are not material.

  6 -- DEBT

At December 31, 2005, the Company continued to be in violation of certain loan covenants related to its line of credit agreement (Agreement) with Bank of America, N.A. (BOA), as previously disclosed in the Form 10-Q for September 30, 2005. The Agreement, which was amended on June 10, 2005, contained a maximum borrowing capability of $3,000,000 and required the Company to meet various quarterly and annual debt covenants, including minimum deposit liquidity, minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions. Although the Company has not borrowed under its revolving credit agreement with BOA in several years (and has no current plans or intentions to borrow on the line), the Company's Agreement contains a provision related to the Letter of Credit that BOA provided (maturing on October 31, 2007), which collateralizes the $6,000,000 Industrial Revenue Bonds, which are scheduled to mature in June 2009. The Company was in violation of the minimum net worth, debt service coverage, and funded debt to EBITDA covenants.

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

In discussions with the Bank on February 7, 2006, they have represented and reaffirmed that they have elected not to exercise their rights and remedies under the Agreement and are attempting to resolve the Events of Default with the Company, although they reserve the right to exercise such rights and remedies.

The Bank has not canceled the Letter of Credit they previously provided, which is scheduled to mature as of October 31, 2007, which as indicated above, serves as collateral for the Industrial Revenue Bonds. However, due to the covenant violations (Events of Default), the Company reclassified the debt obligation to current as of September 30, 2005 and December 31, 2005. The Company continues to discuss various financial and operational alternatives to improve cash flows, which may or may not result in the replacement of the current borrowing facility with new or additional financing, if needed. Until the Company has cured the covenant violations, or replaced the borrowing facility, it will continue to classify the $6,000,000 Industrial Revenue Bonds as current. The impact on the consolidated balance sheet at September 30, 2005 and December 31, 2005 was an increase in current liabilities of $6,000,000 and a decrease in working capital of $6,000,000.

  7 -- IMAGING RESTRUCTURING

As a final step in the domestic Imaging Restructuring project started in fiscal 2004, during the first quarter of fiscal 2006, the Company negotiated a "termination of lease agreement" on its 35,000 square feet of warehouse space in St. Louis, Missouri, which it was renting under a ten-year lease obligation (with an option to terminate as of January 31, 2007, with 12 month's notification) that allowed the Company to pay a settlement amount of $150,000 to terminate the lease as of June 30, 2005. The lease termination fee was accrued at March 31, 2005. The Company vacated the leased warehouse premises, during the quarter ended June 30, 2005.

For the quarter and nine months ended December 31, 2004, no additional expenses were recorded related to the Imaging Restructuring plan, as all employee termination costs and other costs associated with the move had been accrued. In the second quarter of fiscal 2005, the Company completed the sale of the St. Louis facility on September 27, 2004 and recorded a gain on the sale of approximately $63,000.

  8 -- GUARANTEES

The Company guarantees the following debt and other obligations for some of its subsidiaries under agreements with banks: a standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize the Fuller Brands' Industrial Revenue Bonds.

The Company has warranty obligations in connection with sales of its Imaging equipment. The warranty period generally ranges from 6 to 12 months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2005 to December 31, 2005 was as follows (in thousands):

Accrued warranty obligations at March 31, 2005	$ 32
Accrued warranty experience April 1 to December 31, 2005	(2)
April 1 to December 31, 2005 warranty provisions	--
Accrued warranty obligations at December 31, 2005	$ 30

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income (loss) as reported	$ (260,172)	$ (87,003)	$ (612,393)	$ 155,591
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	14,000	20,000	53,000	59,000
Proforma net income (loss)	$ (274,172)	$ (107,003)	$ (665,393)	$ 96,591
Net income (loss) per common share:
Basic -- as reported	$ (0.05)	$ (0.02)	$ (0.12)	$ 0.03
Basic -- proforma	$ (0.06)	$ (0.02)	$ (0.14)	$ 0.02
Diluted -- as reported	$ (0.05)	$ (0.02)	$ (0.12)	$ 0.03
Diluted -- proforma	$ (0.06)	$ (0.02)	$ (0.14)	$ 0.02

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Basic weighted average number of shares outstanding	4,946,774	4,946,774	4,946,774	4,946,774
Effect of dilutive stock options	--	--	--	5,024
Dilutive shares outstanding	4,946,774	4,946,774	4,946,774	4,951,798

For the three and nine months ended December 31, 2005, and the three months ended December 31, 2004, unexercised stock options to purchase 999,100 and 960,911 shares of the Company's stock, respectively, were not included in the computation of EPS, because they would have been anti-dilutive, due to the net loss incurred by the Company. These options, issued at various dates from 1996 to 2005, are still outstanding at the end of the period. For the nine months ended December 31, 2004, 955,911 shares of the Company's stock were not included in the computations of diluted earnings per share, because the exercise prices of these options were greater than the average market price of the Company's common stock during the period.

11 -- COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments.

12 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands Segment and the CPAC Imaging (Imaging) Segment. Information concerning the Company's business Segments' net sales and income before non-operating income (expense) and income taxes for the quarters and nine months ended December 31, 2005 and 2004 are as follows:
	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales to customers:
Fuller Brands	$ 10,770,360	$ 11,505,566	$ 38,002,956	$ 39,123,129
Imaging	8,982,498	8,879,793	25,630,748	25,644,755
Total net sales to customers	$ 19,752,858	$ 20,385,359	$ 63,633,704	$ 64,767,884
Operating income (loss):
Fuller Brands	$ (353,088)	$ (449,665)	$ (27,692)	$ 1,091,471
Imaging	536,703	264,525	333,001	(267,078)
	183,615	(185,140)	305,309	824,393
Corporate expense	(239,107)	(2,590)	(387,776)	(55,862)
Interest expense, net	(114,008)	(111,850)	(337,266)	(297,095)
Income (loss) before non-operating expense and income taxes	$ (169,500)	$ (299,580)	$ (419,733)	$ 471,436

Sales between Segments are not material.

Information concerning the identifiable assets of the Company's business Segments at December 31, 2005 and March 31, 2005 are as follows:

	December 31, 2005	March 31, 2005
Identifiable assets:
Fuller Brands	$ 27,972,878	$ 28,862,451
Imaging	20,249,801	20,926,921
Total identifiable assets of the segment	48,222,679	49,789,372
Corporate short-term investments	3,036,509	4,701,635
Other corporate assets	3,872,793	4,930,285
Total consolidated assets	$ 55,131,981	$ 59,421,292

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

Net Sales

The Company's net sales decreased 3.1% and 1.8% for the three and nine months ended December 31, 2005, as compared to the same period last year (decreased 2.8% and 2.1%, excluding the impact of foreign currency exchange).

For the Fuller Brands Segment [consisting of The Fuller Brush Company, Inc. (Fuller Brush); Stanley Home Products (Stanley); and Cleaning Technologies Group (CTG)], net sales for the three and nine months ended December 31, 2005, as compared to the same periods last year decreased 6.4% and 2.9%.

Fuller Brush sales decreased 15% and 8% for the three and nine months ended December 31, 2005, as compared to similar periods last year. Sales in Fuller's private label, custom brush, and catalog businesses, were slower than the comparable period last year. In particular, private label sales were down significantly for the quarter, due to the loss of a major customer to an offshore supplier. Sales into the television home shopping network distribution channel increased in late November and December, resulting in a slight increase in this channel's sales in the quarter versus last year's quarter.

For the nine months ended December 31, 2005, private label sales decreased approximately $560,000, as compared to the previous year's nine-month period, again reflecting the loss of a major private label customer referenced above. Sales into the retail channel were also down over $448,000 for the nine-month period. While the Fuller Brush brand has value in the retail marketplace, entrance on a significant scale has been much slower than first anticipated. The Company remains committed to the retail channel and believes it will ultimately provide growth opportunities.

Helping to partially offset nine-month sales declines, Fuller's television home shopping network business was up over 7%, compared to the nine months ended December 31, 2004.

Stanley's net sales increased 1% and decreased 6% for the quarter and nine months ended December 31, 2005, respectively, as compared to similar periods last year. While the current period is encouraging, as compared to past period revenue declines, the Company believes that further compensation plan changes (similar to those rolled out to selected areas of the United States earlier in the year), as well as other incentive-type promotional programs are required to increase recruitment and retention of sales representatives, if it hopes to stabilize and grow the business. The sales decline for the nine-month period was partially a result of specific sales declines from regions impacted by Hurricane Katrina, as well as overall representative headcount reduction, due to competition with other direct selling entities.

CTG's net sales for the quarter ended December 31, 2005 were flat, as compared to similar periods last year, and increased 5% for the nine months ended December 31, 2005, as compared to last year. Increased national accounts business, as well as strong distributor business, contributed to the year-to-date sales increases. However, both of these distribution channels have historically been volatile, causing wide month-to-month fluctuations, with new business opportunities often offset by unexpected customer turnover. CTG believes that expected strong national accounts business in the fourth quarter should help to offset lower seasonal distribution business in the same period. In addition, while revenues have increased, material costs have increased even more rapidly, creating income shortfalls, due to difficulties in passing price increases on in an extremely competitive marketplace. CTG continues to seek business partners to strengthen its position in the commercial cleaning marketplace.

In the Imaging Segment, net sales increased 1.2% for the three months ended December 31, 2005 and decreased less than 1% for the nine months ended December 31, 2005, as compared to the same periods in fiscal 2005 (increased 1.8% and 1.0%, excluding the impact of foreign currency exchange). During the third quarter, combined domestic sales of medical imaging and photographic chemistry were flat, as compared to the third quarter last year, and declined approximately 1% for the nine months ended December 31, 2005, as compared to the same nine month period last year. In addition, modest sales increases in three of the four international operations, even after removing currency impacts during the quarter (see Foreign Operations section for additional information), contributed to the relatively flat net sale changes for the combined Imaging Segment for the quarter and nine months ended December 31, 2005.

The Company is encouraged by the comparative sales pattern for its Imaging chemical sales, as compared to other competitors in the industry. Additional business has been obtained, both domestically and internationally, as other larger imaging companies reduced or abandoned the traditional photo chemical market. The Company continues to aggressively pursue outsource manufacturing opportunities with domestic and foreign companies and is positioned geographically and strategically to pick up volume, as larger companies exit the traditional imaging marketplace, in favor of digital products. In the international marketplace, new business opportunities continue to emerge, as a result of this industry consolidation, contributing to recent sales increases. The Company continues to improve its domestic manufacturing efficiencies, which have resulted in reduced operating losses compared to previous periods, although increased production volume is necessary to improve profitability.

Gross Margins

Consolidated gross margins were 42.9% for the quarter ended December 31, 2005, as compared to 42.6% for the year ended March 31, 2005 and 42.3% for the quarter ended December 31, 2004, respectively.

Gross margins in the Fuller Brands Segment were 49.5% for the quarter ended December 31, 2005, as compared to 48.5% for the year ended March 31, 2005 and 46.7% for the quarter ended December 31, 2004, respectively. Rapidly increasing material costs were offset somewhat in the current quarter by the Segment's ability to pass on selected price changes in certain of its product family. However, historically high fuel costs have continued to impact the Segment's various distribution channels, putting continued strain on product margins. Due to the competitive nature of many of the channels the Segment operates in, margins may continue to be pressured, unless volume throughput can be increased in the Segment's Great Bend, Kansas, manufacturing facility.

Gross margins in the Imaging Segment were 35.0% for the quarter ended December 31, 2005, as compared to 33.6% for the year ended March 31, 2005 and 36.5% for the quarter ended December 31, 2004, respectively. Increases in production in the third quarter for the Segment's international operations and modest success in passing on material price increases in certain of the Segment's markets helped to improve gross margin percentages from March 31, 2005 levels. However, margins continue to be under pressure based on higher fuel and material costs. The Company is currently studying the possibility of increasing production throughput, domestically and internationally, with other imaging products or other types of chemical products in future periods.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs for the quarter ended December 31, 2005 were 42.1% of net sales, versus 41.5% and 42.0% for the year ended March 31, 2005 and the quarter ended December 31, 2004, respectively.

For the Fuller Brands Segment, selling, administrative, and engineering expenses for the quarter ended December 31, 2005 rose to 51.4% of net sales, as compared to 44.9% and 49.1% for the year ended March 31, 2005 and quarter ended December 31, 2004, respectively. The increase in the percentage of selling, administrative, and engineering expenses to net sales for the third quarter of fiscal 2006, as compared to previous periods, was largely a function of lower sales levels, with the same level of fixed expenses. As a result of the downturn in revenues, the Fuller Brands Segment further reduced employee and other fixed costs and believes that the impact of these moves (lower selling, engineering, and administrative expenses) will be seen in the fourth quarter and beyond.

In the Imaging Segment, selling, administrative, and engineering costs for the quarter ended December 31, 2005 were 28.2% of net sales, versus 35.9% and 32.7% for the year ended March 31, 2005 and the quarter ended December 31, 2004, respectively. The decrease in the expense as a percentage of net sales in the current quarter, as compared to previous periods, reflects continued efforts to reduce fixed cost expenses in both domestic and international Imaging operations.

During the quarter ended December 31, 2005, corporate expenses increased significantly, as compared to prior periods, reflecting certain strategic initiatives and consulting, relating to projects pursued by the Company. These expenses totaled over $319,000 and $424,000 for the quarter and nine months ended December 31, 2005. The Company does not believe that future quarters will bear this magnitude of expense and believes consolidated selling, administrative, and engineering costs, as a percentage of net sales, will continue to decline.

Research and Development Expenses

Research and development expenses, as a percentage of sales, stayed constant at approximately 1% for the quarter ended December 31, 2005, as compared to the year ended March 31, 2005, and the same quarter last year. In gross dollars, for the quarter ended December 31, 2005 versus December 30, 2004, Fuller Brands' research and development expenses were slightly lower, while in the Imaging Segment, expenses were relatively flat.

As Fuller Brands attempts to maximize the potential returns from its Fuller Brush retail and home shopping channel businesses, development of new products will be crucial to increasing sales in both of these channels. In addition, new product offerings are required to stimulate recruitment efforts in its direct selling business, as well as continuing to enhance CTG's commercial cleaning product offerings, to compete in the highly-competitive janitorial sanitation business.

In the Imaging Segment, continued effort will be placed on developing easy-to-use prepackaged, chemical formulations and innovative wrap-around-programs, which can be offered when soliciting new business or working with former competitors of the Company, as an example of its worldwide capabilities in the Imaging marketplace. The Company intends to spend what is feasible to remain competitive in the mature markets it operates in.

Net Interest Expense

Net interest expense (interest expense less interest income) increased for the quarter and nine months ended December 31, 2005, as compared to the quarter and nine months ended December 31, 2004. The primary cause was higher interest rates related to the Fuller IRB debt (interest is a variable, tax exempt rate), mitigated partially by interest income earned on domestic, invested funds.

Income Taxes

The Company recognized a net tax provision of $66,000 and $154,000 for the three and nine months ended December 31, 2005, as compared to a net tax benefit of $(260,000) and $(98,000) for the three and nine months ended December 31, 2004.

Due to continuing domestic tax losses, the quarter and nine-month tax provisions for the period ended December 31, 2005 include domestic state tax provisions, which reflect mostly minimum state tax liabilities in the states the Company files. Included in the consolidated provision are taxes on the combined taxable income of the Company's foreign subsidiaries. The provision continued to be impacted by the benefits of the CPAC Asia tax holiday in Thailand (a seven-year benefit expiring in August 2006) and the utilization of CPAC Africa's net operating loss carry forward, which reduced its taxable income. It also included provisions related to its Belgian and Italian operations, whose increased profitability during the quarter and for the remainder of the fiscal year, will result in taxable income and overall tax expense for the year. The Company's consolidated tax provision for the quarter and nine months ended December 31, 2005 also reflects the expense of valuation allowances against the Company's domestic and Belgian operation's net deferred tax assets.

The valuation reserve on the domestic net deferred tax assets was initially recorded in the Company's fourth quarter of fiscal 2005 and has been increased to reflect the Company's domestic operations taxable loss in each of the three quarters in fiscal 2006. The domestic losses for federal tax purposes can only be carried forward to offset future taxable income. The valuation reserve against CPAC Europe's net deferred tax assets was recorded in the first quarter of fiscal 2006 and has been adjusted to reflect Belgian taxable losses in the first six months, offset partially by income in the third quarter of fiscal 2006. Both reserves, established as a result of losses incurred during the current and prior fiscal years under the criteria established in SFAS No. 109, "Accounting for Income Taxes," were the result of the Company no longer able to assert that realization of its future tax benefits was "more likely than not."

The Company's consolidated net tax benefit for the quarter and nine months ended December 31, 2004 were largely a function of domestic tax losses, which were available to be carried back against previously remitted federal taxes. The consolidated benefit was net of tax provisions relating to the Company's foreign operations in Africa, Belgium and Italy. CPAC Africa's taxable income was reduced from the utilization of net operating loss carry forwards while tax provisions for the Company's other foreign operations in Belgium and Italy were not material in fiscal 2005, due to reduced profitability of the subsidiaries. The consolidated international tax provision was also impacted by the benefits of the CPAC Asia tax holiday in Thailand (a seven-year benefit expiring in August 2006).

Net Income (Loss)

The Company's net loss increased approximately $173,000 for the three months ended December 31, 2005, as compared to the comparable period last year, and increased approximately $768,000 to a net loss of $(612,393) for the nine months ended December 31, 2005, as compared to net income of $155,591 for the nine months ended December 31, 2004. Revenue shortfalls in the Fuller Brands Segment for both the quarter and nine month periods, as well as additional Corporate expenses incurred in the fiscal 2006 third quarter, were the primary reasons causing the reduction in earnings in both periods.

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

Combined net sales for the Company's operations in Thailand, South Africa, Belgium and Italy for the three and nine months ended in the third quarter of fiscal 2006, as compared to the similar periods in fiscal 2005, increased approximately $179,000 (4.6%) and $440,000 (4.1%), respectively (increased approximately $196,000 (5.0%) and $192,000 (1.8%), excluding the impact of currency exchange). For the three and nine months ended in the third quarter of fiscal 2006, CPAC Europe and Italia net sales combined increased 11.0% and 7.2%, respectively, as compared to the same periods in fiscal 2005 (increased approximately 11.0% and increased approximately 4.2%, excluding the impact of currency exchange). CPAC Asia's net sales decreased 10.4% and 3.3% (decreased approximately 10.0% and 3.9%, excluding the impact of currency exchange) for the three and nine months ended in the third quarter of fiscal 2006, as compared to fiscal 2005. CPAC Africa's operations continued strong growth, with net sales increasing 8.0% and 8.9% (increased approximately 10.2% and 5.3%, excluding the impact of currency exchange) respectively, as compared to the same periods in fiscal 2005.

Combined pretax profits for the three and nine months ended in the third quarter of fiscal 2006, as compared to the similar periods in fiscal 2005, increased approximately $86,000 (16.7%) and decreased approximately $29,000 (2.8%), respectively [increased approximately $88,000 (17.0%) and decreased approximately $30,000 (2.9%), excluding the impact of currency exchange]. CPAC Europe and Italia pretax profits combined for the three and nine months ended in the third quarter of fiscal 2006 increased approximately $159,000 and $13,000, respectively, as compared to the same periods in fiscal 2005 (increased approximately $159,000 and $23,000, excluding the impact of currency exchange). CPAC Africa's pretax profits increased approximately $21,000 and $18,000, respectively (increased approximately $23,000 and $13,000, excluding the impact of currency exchange), for the three and nine months ended in the third quarter of fiscal 2006, as compared to the similar periods in fiscal 2005. CPAC Asia's pretax profits decreased approximately $94,000 and $60,000, respectively (decreased approximately $95,000 and $65,000, excluding the impact of currency exchange), for the three and nine months ended in the third quarter of fiscal 2006, as compared to the similar periods in fiscal 2005. During the Company's third quarter of fiscal 2006, the incorporation and start-up of CPAC Tai Shan Chemical Products Ltd (a wholly-owned subsidiary of CPAC Asia) occurred. The newly formed subsidiary began repacking and distributing a limited amount of photo chemicals in China, which will be reported in the fourth quarter of fiscal 2006.

The Company's international operations have now ended their fourth quarter of their fiscal year with "double-digit" increases in net sales at CPAC Europe and CPAC Asia and significant profit increases in Europe, Italy, Asia, and Africa. (The Company's international operations' fiscal year ended on December 31, 2005.) The improvement in the Company's international operating results over the last six months appears to be a result of other worldwide imaging companies reducing their presence in the traditional silver halide imaging market, which has enabled the Company's international subsidiaries to gain additional business. While it is widely expected that the industry will continue to shift to digital imaging over the next several years, the Company believes its international business operations may be able to overcome this trend in the short-term as it services the remaining demand for traditional products throughout Europe, Africa, and Asia.

As disclosed in Note 4 to the Consolidated Financial Statements, the Company accounts for its 40% investment in TURA under the equity method. However, the Company's recognition of the 40% share of the losses of TURA during the first six months of fiscal 2005 effectively reduced the basis of its investment to zero. Since the Company has no obligation to fund any future losses experienced by TURA, it has not recorded its 40% share of TURA's equity earnings, since the second quarter of fiscal 2005, as TURA has not been profitable. Although TURA attempted to restructure its workforce and replaced management in an effort to reduce operating losses and improve cash flows, the efforts were unsuccessful. TURA continues to be involved with liquidation procedures, which began on November 16, 2005 under German government supervision. The liquidation and bankruptcy proceedings are not expected to generate any additional costs or liabilities for CPAC.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At December 31, 2005, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not significant to the results of operations.

Imaging Restructuring

As a final step in the domestic Imaging Restructuring project started in fiscal 2004, during the first quarter of fiscal 2006, the Company negotiated a "termination of lease agreement" on its 35,000 square feet of warehouse space in St. Louis, Missouri, which it was renting under a ten-year lease obligation (with an option to terminate as of January 31, 2007, with 12 month's notification) that allowed the Company to pay a settlement amount of $150,000 to terminate the lease as of June 30, 2005. The lease termination fee was accrued at March 31, 2005. The Company vacated the leased warehouse premises, during the quarter ended June 30, 2005.

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

	For the Nine Months Ended December 31,
	2005	2004
Cash provided by (used in):
Operating activities	$ 266	$ 539
Investing activities	(371)	77
Financing activities	(1,434)	(1,201)
Currency impact on cash	(21)	(5)
Net decrease in cash and cash equivalents	$ (1,560)	$ (590)

Net cash provided by (used in) operating activities

Consolidated net cash provided by operating activities decreased for the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004. Despite income tax refunds of over $1,000,000 received during fiscal 2006, an increase in losses of almost $768,000 in the nine months ended December 31, 2005, coupled with slower reductions in other operating assets, contributed to the decline in cash flows from operations to $266,199, as compared to $539,266 for the nine months ended December 31, 2004. (Prepaid and refundable income taxes are grouped with prepaid expenses and other current assets on the consolidated balance sheets.)

Net cash provided by (used in) investing activities

For the nine months ended December 31, 2005, the Company used approximately $371,000 of consolidated cash, as compared to providing approximately $77,000 of consolidating cash for the nine months ended December 31, 2004. While capital additions were lower by over $535,000 through the first nine months of fiscal 2006, as compared to the similar period last year, fiscal 2005 realized cash benefits of over $1,200,000 from the sale of the domestic imaging manufacturing facility in St. Louis. Fiscal 2005 also saw the use of $300,000 of funds towards the buyout of CPAC Asia's former minority interest partners.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities increased during the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004, due to increased debt reduction at CPAC Europe and CPAC Africa during the period.

The following table presents working capital information at December 31, 2005, March 31, 2005, and December 31, 2004:

	December 31, 2005	March 31, 2005	December 31, 2004
Working capital (in thousands)	$23,116	$30,377	$ 31,482
Working capital ratio	2.64 to 1	4.16 to 1	4.80 to 1
Receivable days outstanding	44.1 days	45.6 days	45.6 days
Annual inventory turns	2.6 times	2.8 times	2.9 times

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

The amended Agreement requires the Company to meet various quarterly and annual debt covenants, including minimum deposit liquidity, minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions. At December 31, 2005, the Company continued to be in violation of the minimum net worth, debt service coverage, and funded debt to EBITDA covenants, as previously disclosed in the Form 10-Q for September 30, 2005. Although the Company has not borrowed under its revolving credit agreement with BOA in several years (and has no current plans or intentions to borrow on the line), the Company's Agreement contains a provision related to the Letter of Credit that BOA provided (maturing on October 31, 2007), which collateralizes the $6,000,000 Industrial Revenue Bonds, which are scheduled to mature in June 2009.

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

In discussions with the Bank on February 7, 2006, they have represented and reaffirmed that they have elected not to exercise their rights and remedies under the Agreement and are attempting to resolve the Events of Default with the Company, although they reserve the right to exercise such rights and remedies.

The Bank has not canceled the Letter of Credit they previously provided, which is scheduled to mature as of October 31, 2007, which as indicated above, serves as collateral for the Industrial Revenue Bonds. However, due to the covenant violations (Events of Default) at December 31, 2005 and September 30, 2005, the Company has reclassified the debt obligation to current. The Company continues to discuss various financial and operational alternatives to improve cash flows, which may or may not result in the replacement of the current borrowing facility with new or additional financing, if needed. Until the Company has cured the covenant violations, or replaced the borrowing facility, it will continue to classify the $6,000,000 Industrial Revenue Bonds as current. The impact on the consolidated balance sheet at December 31, 2005 was an increase in current liabilities of $6,000,000 and a decrease in working capital of $6,000,000.

In addition, the Company's Asian subsidiary, CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $487,000 based on the third quarter conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 7.75% at December 31, 2005. CPAC Asia Imaging Products Limited had no outstanding borrowings against the line of credit at the end of its third quarter.

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

The Company continues to follow the critical accounting policies and estimates as disclosed in the Company's March 31, 2005 Annual Report to Shareholders in preparing the interim financial statements for the nine months ended December 31, 2005. Management's assumptions and judgements have not changed significantly from that previously disclosed.

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

Previously, as described in Item 9A of the Company's Form 10-K for the year ended March 31, 2005, the Company's Chief Executive Officer and Chief Financial Officer, respectively, informed the Board of Directors that, based upon their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by its annual report (Form 10-K), such disclosure controls and procedures were not effective, as a result of a material weakness in internal control over financial reporting. The material weakness related to the lack of appropriate senior management review over an inventory valuation calculation and spreadsheet which resulted in the restatement of the Company's previously filed unaudited consolidated financial statements for the periods ended June 30, 2004, September 30, 2004, and December 31, 2004 included in its respective Forms 10-Q.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2005 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that the material weakness in the Company's internal control over financial reporting involving appropriate senior management review over the inventory valuation calculation and spreadsheet was remediated as of December 31, 2005 and also concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2005, management implemented changes in the Company's internal control over financial reporting that have materially affected and are likely to materially affect, the Company's internal control over financial reporting. New controls and procedures were implemented to remediate our previously reported material weakness in internal control over financial reporting. Remediation actions included the development of a new spreadsheet and manual recomputation of the new spreadsheet for the three and nine month periods ended December 31, 2005. Management will apply these manual controls over the computation on a quarterly basis for all future periods and will document appropriate review and written approval by senior accounting management. In addition, management increased the levels of senior management review over interim financial information processed at the subsidiary locations, in an effort to prevent or detect misstatement of inventory or other accounts that could result in a material misstatement to the annual or interim financial statements.

PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings. None
Item 1A.

Risk Factors.

"There have been no significant changes to the risk factors facing the Company as disclosed in the Company's Form 10-K for the year ended March 31, 2005, other than those described in the Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three and nine months ended December 31, 2005.

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
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1994, and amended by Letter of Extension and Increase dated October 29, 1996, incorporated herein by reference to Form 10-Q for the period ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, incorporated herein by reference to Form 10-Q for the period ended December 31, 1996, and further amended by Agreement dated September 12, 1997, incorporated herein by reference to Form 10-Q for the period ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, incorporated herein by reference to Form 10-Q for the period ended June 30, 1998, and further amended by Agreement dated April 27, 2000, incorporated herein by reference to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, incorporated herein by reference to Form 10-Q for the period ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-Q for the period ended September 30, 2004, and further amended by Third Amendment to Restated Loan and Security Agreement and Waiver dated August 23, 2005, incorporated herein by reference to Form 10-Q for the period ended September 30, 2005

4.2

Bank Letter dated June 10, 2005 in connection with the Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2005

(10) Material contracts
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

CPAC, INC.
(Registrant)

Date February 13, 2006	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date February 13, 2006	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date February 13, 2006	By	/s/ James W. Pembroke James W. Pembroke, Corporate Secretary and Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation, By-laws
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
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1994, and amended by Letter of Extension and Increase dated October 29, 1996, incorporated herein by reference to Form 10-Q for the period ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, incorporated herein by reference to Form 10-Q for the period ended December 31, 1996, and further amended by Agreement dated September 12, 1997, incorporated herein by reference to Form 10-Q for the period ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, incorporated herein by reference to Form 10-Q for the period ended June 30, 1998, and further amended by Agreement dated April 27, 2000, incorporated herein by reference to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, incorporated herein by reference to Form 10-Q for the period ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-Q for the period ended September 30, 2004, and further amended by Third Amendment to Restated Loan and Security Agreement and Waiver dated August 23, 2005, incorporated herein by reference to Form 10-Q for the period ended September 30, 2005

N/A
4.2

Bank Letter dated June 10, 2005 in connection with the Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2005

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