Form 10-K
period 2006-03-31
CPAC INC
filed 2006-06-28
CIK 351717

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2009
Estimated average burden hours per response: 2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

Commission File No. 000-09600

CPAC, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0961040 (IRS Employer Identification Number)

2364 Leicester Road, P O Box 175, Leicester, New York 14481
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (585) 382-3223

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $.01 Par Value Common Stock (Title of class)

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [ X ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ] No [ X ]

The aggregate market value of the 2,619,372 shares of voting stock held by non-affiliates (persons other than officers, directors, and 5% shareholders) of the Registrant as of September 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter, was $13,044,472, based on the closing price of $4.98 on the Nasdaq National Market as of such date. As of March 31, 2006 there were 4,946,774 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Part III of this Form 10-K are incorporated herein by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders dated June 22, 2006.

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

PART I

Item 1.     BUSINESS.

OVERVIEW

CPAC, Inc. (pronounced C-pack) and its consolidated subsidiaries (herein referred to collectively as "CPAC" or "the Company," unless indicated otherwise) has two principal business Segments: Fuller Brands and CPAC Imaging. The Company's Fuller Brands Segment develops, manufactures, distributes, and markets branded and private-label consumer and commercial cleaning and personal care products in North America and internationally. CPAC Imaging Segment includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, China, Italy, South Africa, and Thailand, which collectively sell into more than 100 other countries.

CPAC, INC.
Fuller Brands Segment
59% of CPAC Sales
CPAC Imaging Segment
41% of CPAC Sales
The Fuller Brush Company
Cleaning Technologies Group
Stanley Home Products
Two Domestic Operations
Five International Operations

CPAC was formed in 1969 as a New York Corporation under the name of Computerized Pollution Abatement Corporation. Its name was shortened to CPAC, Inc. in 1976. The principal executive offices of the Company are located at 2364 Leicester Road, Leicester, New York, 14481, telephone number 585-382-3223, with a mailing address of P O Box 175, Leicester, New York 14481-0175. The Company maintains a web site at www.cpac.com and makes its annual, quarterly, and periodic Securities and Exchange Commission ("SEC") filings available through the News and Financial Information section of that web site. The Company's SEC filings are available through this web site free of charge, via a direct link to the SEC web site at www.sec.gov. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company's filings with the SEC are also available to the public at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.

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

The Segment's products include home and commercial cleaning products (all-purpose cleaners, degreasers, deodorizers, stain removers, laundry products); stick goods (brooms, brushes, mops); commercial floor care chemicals (finishes and waxes, strippers, sealers, maintainers); custom brush components for OEM applications; and personal care products (brushes, hair and skin care, fragrances, nutritional supplements). The vast majority of Segment products are manufactured at its 600,000 sq. ft. facility in Great Bend, Kansas.

FULLER BRANDS -- CONSUMER

The Consumer component of the Fuller Brands Segment consists of products sold through The Fuller Brush Company and Stanley Home Products operations, which utilize the following channels: direct selling, catalogs, the Internet, factory outlet stores, direct mail catalogs, national catalog marketers, television home shopping, and high-end retailers, including grocery and drug.

The Consumer component includes (i) Home Care products for kitchen, laundry, bath, and general household cleaning, as well as brushes, brooms, and mops and (ii) Personal Care products such as brushes, hair and skin care products, fragrances, and nutritional supplements. The Fuller Brush Company and Stanley Home Products hold nearly 100 currently registered trademarks in the U.S. and elsewhere for their products.

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

Direct Mail Catalog/Internet

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

Factory Outlet Stores

Fuller Brush operates seven Factory Outlet Stores which are located in shopping centers in Kittery, Maine; Branson and Hazelwood, Missouri; Myrtle Beach, South Carolina; Pigeon Forge, Tennessee; St Augustine, Florida; and at the Fuller Brush plant in Great Bend, Kansas. In addition, there are four Vanity Fair outlets wherein Fuller Brush products are sold (two in Ohio; two in Pennsylvania). All products bear the Fuller Brush brand and are sold at a discount. First-quality, consumer products comprise approximately 80% of stocked merchandise, with the balance consisting of consumer and commercial overstocks, closeouts, and ''seconds." The Factory Outlet component of Fuller Brands' Consumer business provides a useful platform for delivering world-famous Fuller quality goods to those consumers not covered by a local representative.

National Catalog Marketers and Home Television Shopping

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

Retail Initiative

As a new market growth initiative, Fuller Brush has pursued entry into grocery, hardware, and specialty retail with its redesigned and updated consumer product line. Fuller Brush utilizes manufacturers' representatives to access and service these accounts, with products being sold directly to these merchants.

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

CTG products are marketed under the Franklin®, Masury-Columbia®, Fuller Brush® Commercial, TRUMIX™, and Brillo® customer brand names. In all, CTG has over 50 current trademarks for general and specific commercial cleaning needs. All of CTG's customer support functions are located at the Company's Great Bend facility.

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

Direct Mail Catalog/Internet

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

Factory Outlet Stores

Fuller Brush markets its products in seven retail outlet stores in the U.S., primarily located in well-traveled outlet malls. This channel allows Fuller Brush to efficiently sell first-quality inventory, as well as slow-moving or discontinued items, while enhancing brand awareness. In addition, there are four Vanity Fair outlets wherein Fuller Brush products are sold.

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

National Catalog Partners and Home Television Shopping

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

COMMERCIAL

Fuller Brands Commercial develops, manufactures, and markets commercial cleaning and maintenance chemicals, and stick goods. The Fuller Brands Segment competes with regional, national, and global companies in each of the three industrial channels in which it operates: Commercial Cleaning, Custom Products, and Export.

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

Custom brush competitors tend to be specialized private companies such as Osborn International, Felton Brush and Industrial Brush Corp. These competitors manufacture numerous types of industrial brush finished goods. Fuller Brands specializes in strip, tufted, and coil type brushes for commercial customers.

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

All of the Imaging Segment's seven business operations manufacture products. Equipment is manufactured at CPAC Equipment, Inc. in Leicester, New York, and chemicals are formulated and packaged at six other plant locations. The facility in Duluth, Georgia, a suburb of Atlanta, serves as the worldwide headquarters for CPAC Imaging. All products are marketed to businesses, such as photo processing labs, radiology and dental practices, and printing facilities in more than 100 countries worldwide. Through this Segment, CPAC has an extensive manufacturing and distribution base in key international markets. A superior level of customer and technical support is also a distinguishing characteristic of the Segment. Since its practice is to ship goods upon receipt of customer orders in all of its sales channels, the Segment does not generally have a material backlog of orders for its products.

The Imaging Segment manufactures most of its products to better control costs, quality, and inventory levels. This arrangement minimizes the expenses associated with outside vendor overhead and carrying raw goods versus finished goods inventory. The raw materials necessary for manufacture of the Segment's products are readily available from numerous sources, and the Imaging Segment is not dependent on any single supplier for any one item.

The refining of customers' recovered silver is conducted under an exclusive agreement with Academy Pioneer, LLC, the largest independent U.S. refiner of photographic silver.

Business operations in this Segment include CPAC Equipment, Inc. (CEI), Leicester, NY; Allied Diagnostic Imaging Resources, Inc. (Allied) d.b.a. CPAC Imaging, Americas, Norcross, GA (acquired in 1988); CPAC Europe, N.V. (CPAC Europe), Herentals, Belgium (established in 1989); CPAC Italia, S.r.l. (CPAC Italia), Gorgonzola, Italy (acquired in 1992); CPAC Africa (Pty) LTD (CPAC Africa), Pretoria, South Africa (acquired in 1997); CPAC Asia Imaging Products Limited (CPAC Asia), Chachoengsao, Thailand (established in 1998); and CPAC Taishan Chemical Products Ltd (CPAC Imaging China) Guangdong Province, P.R. China (established in 2005).

CPAC Imaging -- Color Photographic

There are three principal areas in which CPAC's Color Photographic sales channel operates: Chemicals, Equipment, and Refining Services.

The Color Photographic Chemicals sales channel includes the development, manufacture, packaging, distribution, marketing, and sales of branded and private-label processing chemicals used to develop photographic paper and film. These activities are carried out at the manufacturing plant in Norcross, Georgia, and the five international business operations.

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

Products are manufactured under the Trebla®, SilvPAC®, and CPAC® brands, as well as under private-label agreements, and are sold worldwide wherever photographs are wet processed (using liquid chemicals). End-users include independent and chain photo labs; one-hour processing locations, such as mass-market retailers; photo labs at universities and law enforcement agencies; and photo processing wholesalers.

Products are marketed domestically and in Mexico and South America to a network of photographic distributors and directly to end-users. For each of the International business operations, a sales force markets to distributors and end-users. The distributors buy CPAC's products and then market and sell them to photo processors, retaining the difference between the purchase and selling price as profit. Each manufacturing business operation employs a team of technical support personnel to provide service to the distribution network and end-users. In addition, all CPAC's Imaging businesses advertise their products in trade publications and exhibit at national and international industry trade shows.

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

Health Care products, sold under the Autex®, RediChem®, and CPAC Imaging® brands as well as under private-label agreements, are marketed to radiology, dental, and niche health care markets, and are used wherever x-ray images are processed. This includes radiology practices including mammography clinics; dental practices and clinics; hospitals; and, to a lesser extent, veterinary, chiropractic, and podiatry practices.

CPAC Imaging employs a national sales manager to coordinate the sale of products to health care distributors and directly to end-users. These distributors buy CPAC's Health Care products and then market and sell these products to health care providers, retaining the difference between the purchase and selling price. Each manufacturing business operation also employs a team of technical support personnel to provide service to the distribution network and end-users.

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

Graphic Arts Equipment, both branded and private label, involves the design, patent, construction, installation, and service of silver recovery and pollution control equipment and chemical mixers for commercial and in-plant printers, and service bureaus. This equipment is manufactured exclusively at CPAC Equipment, Inc. CEI is also a U.S. reseller of Island Clean Air portable air filtration units to the offset printing market.

Graphic Arts products, sold under the Allied®, SilvPAC® and CPAC® brands as well as under private-label agreements, are marketed to commercial and in-plant printing markets and are used wherever film or plates are wet processed, primarily printers of newspapers, magazines, packaging, and labels, and service bureaus.

CPAC Imaging employs a national sales director to work with a nationwide sales force of manufacturer's representatives who market products to Graphic Arts products distributors; to group purchasing organizations (GPO's); and directly to end-users. The distributors and GPO's buy and resell CPAC's Graphic Arts products, retaining the difference between the purchase and selling price as profit. Each manufacturing business operation employs a team of technical support personnel to provide service to the distribution network and end-users.

COMPETITION

CPAC Imaging

Color Photographic

CPAC's Imaging Color Photographic sales channel competes with regional, national, and international imaging companies.

The domestic and international markets for the Company's branded products are highly competitive. Competitors range in size from large, diversified companies to small, specialized producers. Direct competitors for Color Photographic chemicals include companies such as Eastman Kodak Company, Fuji Hunt, and The Champion/Droqsacolor Group. A direct competitor for silver recovery and silver refining services is Academy Corp. and Hallmark Refining Corp.

The Color Photographic industry continues to introduce new products and services, especially in digital imaging. Significant conversion to digital has occurred in photo processing labs, but primarily in developed countries. This has impacted CPAC's sales in the U.S., but management believes that CPAC's products can be utilized in "hybrid" processing or the combining of digital input with output to silver halide photographic paper. Moreover, management believes that customer demand for traditional silver halide remains in all domestic and international markets, where conversion to digital is too costly for existing facilities.

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

HEALTH CARE

The markets for the Company's branded Health Care products are highly competitive. Direct competitors for Health Care chemicals include companies such as Eastman Kodak Company, White Mountain Imaging, Agfa-Gevaert Group, and H.R. Simon. White Mountain and Eastman Kodak Company compete with CPAC for market share of chemical automixers. Direct competitors for silver recovery and pollution control equipment include Academy Corp., Silver Enterprise, and X-Rite, Inc. For silver refining services, CPAC Health Care imaging competes directly with Hallmark Refining Corp. Competitors in x-ray illuminators are MAXANT and Wolf X-Ray Corporation. CPAC competes directly with Wayne Metal Products, Inc. and indirectly with Dentronix, Inc. for dry heat sterilizers. DentalEZ, Inc. is a competitor in dental evacuation units.

The Health Care imaging industry continues to evolve, driven primarily by increased demand for digital products and services. Digital conversion is occurring in radiology at a faster rate than in Color Photographic, but again, primarily in the U.S. and Western Europe. Management believes there is still significant potential for traditional silver halide processes in select domestic Health Care markets as well as in emerging international markets.

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

GRAPHIC ARTS

The markets for the Company's branded Graphic Arts products are highly competitive. Direct competitors for Graphic Arts chemicals include companies such as Fuji-Hunt, Eastman Kodak Company, and Agfa-Gevaert Group. Konica Graphic Imaging USA and Fuji compete with CPAC for market share of chemical automixers. Direct competitors for silver recovery and pollution control equipment include X-Rite, Inc. and Academy Corp. Graphic Arts processes that do not use silver halide film (computer-to-plate processes) require different chemical formulations and a different treatment of effluent for environmental compliance. CPAC believes its private-label equipment serves the majority of customers in this niche market. For silver refining services, the Company competes directly with Hallmark Refining Corp in the Graphic Arts market space.

The Graphic Arts imaging industry continues to evolve, driven primarily by increased demand for digital products and services. While many large printing customers are shifting to filmless direct-to-plate processing (DTP), many smaller customers still use silver halide film as their primary pre-press method. Management believes it can provide enhanced products to serve this traditional market and sees graphic arts as a growth area.

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

Employees

At March 31, 2006, the Company employed 473 people with 299 working in the Fuller Brands Segment, 157 in the CPAC Imaging Segment (80 U.S. and 77 International), and 17 assigned to the CPAC Corporate staff.

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

The Company has appointed Manning & Napier Advisors, Inc., Rochester, New York; as Investment Managers and First Niagara Bank, Troy, New York; as Trustee of the plan.

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

Item 1A.     RISK FACTORS.

The Company faces a variety of risks inherent in general business and in its consumer and commercial cleaning and personal care operations, as well as in its imaging chemical and equipment operations for color photographic, health care, and graphic arts arenas, including operational, regulatory and product risks. Management discusses below certain significant factors that could adversely affect the operations and results of the Company. Other factors may exist that the Company cannot anticipate or that the Company does not consider being significant based upon information which is available currently.

Additionally, because of the following risks and uncertainties, as well as other factors that could affect our operating results, the Company's past financial performance should not be considered as an indicator of future performance.

If digital imaging continues to accelerate declines in consumer demand for traditional silver halide imaging products, the Company's Imaging Segment's operations and revenues could be significantly impacted.

The increasing impact of digital imaging on traditional imaging processing may continue to depress the Imaging Segment's production volumes and sales, unless the Company is successful in obtaining outsource opportunities from other larger players, who may be looking to reduce their presence in this area. Or, if unable to obtain imaging outsource chemical business, the Segment's operations will have to diversify into the mixing of other chemicals or reduce potential excess capacity. Inability to grow, stabilize, or manage a diversification program away from traditional silver halide chemical manufacturing would impact revenues, gross margins, and profitability of the Company's Imaging operations.

If the Company is not able to expand sales of Fuller Brush consumer products into different distribution channels, revenues and profitability of the Fuller Brands Segment could be affected.

The Fuller Brands Segment will need to continue to expand and find new distribution channels for its consumer products. While the Fuller Brush brand name is still recognizable for its quality and reliability as evidenced by its success in selling through the home shopping network venue, the inability to promote and sell its products through traditional retail outlets or other channels may ultimately impact future revenues of the Fuller Brands Segment, if historical sales methods (door-to-door, party plan) become more challenging to operate profitably.

If the Company is unable to increase manufacturing volume in its Great Bend, Kansas, manufacturing facility, absorption of fixed costs will negatively impact Fuller Brands' gross profits and profits.

Since acquiring the Fuller Brush Company, the Company's strategy has been to grow or acquire additional business for products that can be manufactured in its Great Bend, Kansas, 495,000 square foot manufacturing facility, to help absorb its fixed manufacturing costs. While the Company believes the current business environment holds numerous opportunities to obtain additional business through organic growth or strategic acquisitions, the inability to do such, would have a negative impact on its manufacturing costs, causing lower gross margins and reduced profitability of the Segment.

If the Company is not able to pass on rising raw material costs to its customers, both Segments' operations and profitability could be negatively impacted.

Fiscal 2006 saw significant increases in raw material costs being experienced by both Segments of the Company's operations, as inflationary pressures in fuel and petroleum based products caused the Company's vendors to increase prices throughout the year. Since the Company's Segments operated in intensely competitive marketplaces, increasing prices to end-user customers was only able to be done for selected product groups. In fiscal 2007, if the Company is unable to pass on expected material costs increases to its end-user customers, the Company's gross profits and ultimate profitability will be negatively impacted.

The inability to improve cash flows through a reduction in domestic receivable and inventory levels could negatively impact the Company's ability to finance growth initiatives in both Segments.

The Company's domestic operations in 2006 struggled to match inventory levels with actual sales demands in many of its business lines, causing increased inventory levels and straining cash flows. In addition, changes in the traditional imaging marketplace have caused many of the Imaging Segment's distributor customers to struggle with cash flow issues of their own, slowing receivable collection efforts, and negatively impacting the generation of cash. If the Company is unable to improve its effectiveness of turning these assets into cash, the Company's ability to fund internal growth initiatives, or attract favorable borrowing arrangements, would be negatively impacted, causing further pressures on its balance sheet and future profitability.

Changes in international business, political, and economic conditions in the countries in which the Company's foreign subsidiaries operate in could negatively impact revenues and profitability.

The Company's international Imaging subsidiaries experienced revenue and profitability growth selling into Europe, Asia, and Africa in fiscal 2006. If political or economic conditions changed significantly, due to war, terrorist attacks, or unforeseen business downturns due to currency crises or other international events, the Company's revenues and profitability would be significantly impacted. In addition, if U.S. economic events in fiscal 2007, such as rising interest rates or the dollar weakening against other foreign currencies occur, the Company's domestic export business could be affected, reducing expected revenues and profitability.

Failure of the Securities and Exchange Commission to adjust Sarbanes-Oxley Section 404 requirements for non-accelerated filers will significantly increase the Company's administrative costs of operating as a public company and negatively impact future profitability.

As Section 404 regulations of the Sarbanes-Oxley Act of 2002 (SOX 404) currently exist, the Company will have to devote significant resources (both financial and personnel) to comply with the requirements of this Section, as presently enacted into law. At this time, SOX 404 will be effective for the Company's fiscal year ended March 31, 2008. If Congress or the SEC does not significantly modify the regulations involving the testing and rendering of an opinion by the Company's external auditors involving the internal controls over the Company's financial reporting, it is expected that the Company's expenditures surrounding SOX 404 could exceed $500,000, which would significantly impact the ability to fund future growth initiatives and divert senior management's attention from strategic planning and operations.

Item 1B.     UNRESOLVED STAFF COMMENTS.

None.

Item 2.     PROPERTIES.

CPAC, Inc. owns the land and building in Leicester, New York, where the offices of the Corporate staff and manufacturing operations of CPAC Equipment, Inc. are housed. This plant is located on 4.2 acres and consists of a number of buildings, comprising a total of 31,262 sq. ft.

CPAC Imaging's headquarters are located in Duluth, Georgia, with leased office space of approximately 6,100 sq. ft. under a six-year lease expiring on July 31, 2009. CPAC Imaging's main domestic manufacturing plant (formerly Allied) is located in Norcross, Georgia, with an 84,212 sq. ft. facility and is leased until August 31, 2008.

CPAC Europe owns 4.1 acres of land in Industriepark Herentals (near Antwerp), Belgium. The building, which is 45,449 sq. ft. (42,609 sq. ft. production facility and 2,804 sq. ft. offices), has a mortgage outstanding on the property until 2010.

CPAC Italia leases 29,350 sq. ft. of office, warehousing, and industrial space in Gorgonzola, Italy. The lease on the present facility has just under two years remaining (original lease term was six years ending September 30, 2007), with a six-year renewal option (to September 30, 2013).

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

Stanley Home Products operation leases 6,800 sq. ft. of office space in Agawam, Massachusetts, under a five-year lease commitment, expiring in December 2006.

In fiscal 2005, CPAC Africa expanded its manufacturing space by relocating to an 18,299 sq. ft. facility located in Pretoria, South Africa, under terms of a three-year lease expiring in February 2007.

CPAC Asia owns its 34,444 sq. ft. facility located in Chachoengsao, Thailand.

CPAC Imaging China leases a 33,907 sq. ft. manufacturing and warehouse facility located in Taishan City, Guangdong Province, P.R. China, under terms of a three-year lease expiring in June 2008.

In management's estimation, all facilities are adequate to allow the Company to continue operations.

Item 3.     LEGAL PROCEEDINGS.

No material litigation is pending to which the Company and/or its subsidiaries is a party or of which property of the Company and/or its subsidiaries is the subject.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market on which the Company's Common Stock is being traded is the NASDAQ National Market System.
	Fiscal 2006				Fiscal 2005
	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q
Price per share:
High	$4.500	$5.180	$5.350	$5.344	$5.430	$5.590	$5.900	$6.150
Low	3.520	3.330	4.510	4.830	4.450	4.960	5.060	5.420

The source of such quotations is from the Nasdaq-Amex OnlineSM service. Such online quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

The approximate number of holders of record of the Common Stock of the Company as of March 31, 2006 is 2,230. This number includes only holders of record and beneficial holders who have disclosed that they are recordholders. Regular, quarterly dividends of $0.07 a share have been paid in both years 2006 and 2005.

The following table provides information as of March 31, 2006 concerning compensation plans previously approved by security holders and not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)(2) (3)
Equity compensation plans approved by security holders(1)	960,911	$7.38	330,000
Equity compensation plans not approved by security holders	0	0	0
Totals	960,911	$7.38	330,000

(1)	Includes all options outstanding under the Executive Long-Term Stock Investment Plan, the 2004 Executive Long-Term Stock Investment Plan, and the CPAC, Inc. Non-Employee Directors Stock Option Plan.
(2)

The CPAC, Inc. Non-Employee Directors Stock Option Plan allows annual, automatic grants for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the Annual Meeting of Shareholders, at a price equal to the fair market value at that date.

(3)	A total of 330,000 option shares are available for future grant under the 2004 Executive Long-Term Stock Investment Plan. There are no shares available for future grant under the 1994 Plan.

Item 6.     SELECTED FINANCIAL DATA.

	For the Years Ended March 31,
	2006	2005	2004	2003(1) (2)	2002
Net Sales	$ 87,000,393	$ 87,213,244	$ 90,010,745	$ 95,290,340	$ 97,779,098
Operating income (loss)(3)	974,325	56,302	(223,692)	3,874,919	5,134,641
Income (loss) before income tax expense	500,801	(1,259,886)	(3,818,540)	3,277,019	4,486,959
Income (loss) before cumulative effect of change in accounting principle	500,801	(3,846,886)	(3,349,540)	2,041,435	2,929,959
Net income (loss)	464,801	(3,846,886)	(3,349,540)	(4,239,816)	2,929,959
Net income (loss) per common share-basic:
Before cumulative effect of change in accounting principle	0.09	(0.78)	(0.68)	0.40	0.56
Cumulative effect of change in accounting principle, net(4)	--	--	--	(1.24)	--
Basic net income (loss) per share	0.09	(0.78)	(0.68)	(0.84)	0.56
Net income (loss) per common share-diluted:
Before cumulative effect of change in accounting principle	0.09	(0.78)	(0.68)	0.40	0.56
Cumulative effect of change in accounting principle, net(4)	--	--	--	(1.24)	--
Diluted net income (loss) per share	0.09	(0.78)	(0.68)	(0.84)	0.56
Total assets	58,045,148	59,539,788	64,732,686	67,678,871	75,768,895
Total long-term debt(5)	6,797,773	7,092,421	6,981,645	7,978,401	8,465,896
Cash dividends declared	1,385,528	1,385,528	1,385,201	1,426,080	1,454,697
Cash dividends per share	0.28	0.28	0.28	0.28	0.28

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

(3)	Income before interest expense (income) net, non-operating income (expense) and income tax expense.
(4)	Upon adoption of SFAS No. 142 in 2003, the Company recorded an impairment adjustment of $6,281,251, net of tax.
(5)	Includes current maturities.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

For purposes of financial reporting, the Company operates in two industry Segments: the Fuller Brands Segment, which is involved in developing, manufacturing, distributing, and marketing branded consumer and commercial cleaning and personal care products in North America and internationally, and the CPAC Imaging Segment, which includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, China, Italy, South Africa, and Thailand. The products of each Segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between Segments are not material.

The Company's financial results for the fiscal year ended March 31, 2006 include income tax benefits of approximately $0.01 per diluted share as a result of completion of federal and state income tax audits, which resulted in the reversal of certain tax reserves previously established.

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

Net Sales

The Company's net sales decreased 0.2% in 2006 as compared to 2005 and decreased 3.1% in 2005 as compared to 2004 (decreased 0.3% and 4.4%, respectively, excluding the impact of foreign currency exchange).

For the Fuller Brands Segment [consisting of The Fuller Brush Company, Inc. (Fuller Brush); Stanley Home Products (Stanley); and Cleaning Technologies Group (CTG)], net sales for fiscal 2006 decreased 2.2% as compared to 2005.

Fuller Brush sales decreased 7% as compared to 2005, largely due to lower sales into the television home shopping network distribution channel, as well as decreases in Fuller's private label, custom brush, and retail businesses. Sales into the television home shopping network distribution channel, Fuller's largest sales distribution channel, were hurt by inconsistent television showings, which caused first and fourth quarter sales during 2006 to lag behind comparable 2005 periods, resulting in a decrease of approximately $531,000. The Company believes that sales in 2007, with the continued introduction of new product types, will remain consistent with 2006 levels over the next fiscal year. Decreases in private label sales of approximately $366,000 were primarily a result of a loss of a major customer to an offshore supplier. Sales into the retail channel were also down over $261,000 for 2006 as compared to 2005. While the Fuller Brush brand has value in the retail marketplace, entrance on a significant scale has been more difficult than first anticipated. Discussions and product placement with major national retailers in early fiscal 2007 has re-invigorated the Company's commitment to the retail channel, which it believes can ultimately provide growth opportunities. Helping to offset some of the sale declines, were sales through factory outlet stores, which increased over $244,000.

Stanley's net sales decreased 6% for 2006 as compared to 2005. While the current year's decline slowed as compared to prior historical revenue declines, the Company believes that further compensation plan changes (similar to those rolled out to selected areas of the United States earlier in the year), as well as other incentive-type promotional programs are required to increase recruitment and retention of sales representatives, if it hopes to stabilize and grow the business. The sales decline during 2006 was partially a result of specific sales declines from regions impacted by Hurricane Katrina, as well as overall representative headcount reduction, due to competition with other direct selling entities.

CTG's net sales for 2006 increased over $1,000,000 or 6% as compared to 2005. Increased national accounts business, as well as strong distributor business, contributed to the year-to-date sales increases. However, both of these distribution channels have historically been volatile, causing wide month-to-month fluctuations, with new business opportunities often offset by unexpected customer turnover. CTG believes that expected strong national accounts business may help to offset lower seasonal distribution business that traditionally slows in the third and fourth quarters. In addition, while revenues have increased, material costs continue to increase, which created income shortfalls, due to difficulties in passing price increases on in an extremely competitive marketplace in 2006. CTG increased selling prices in mid-to-late fiscal 2006 where feasible, while continuing to seek business partners to strengthen its position in the commercial cleaning marketplace.

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

In the Imaging Segment, net sales increased 2.7% for 2006 as compared to 2005 (increased 2.72%, excluding the impact of foreign currency exchange).

During 2006, combined domestic sales of medical imaging chemistry, photographic chemistry, and equipment declined approximately 3.2% as compared to 2005. However, this was offset by the strong increases in sales in the Company's international operations (See Foreign Operations discussions for international operations' results).

The Company is encouraged by the comparative sales pattern for its Imaging chemical sales, as compared to other competitors in the industry, especially in its international regions. Additional business has been obtained, both domestically and internationally, as other larger imaging companies reduced or abandoned the traditional photochemical market. The Company continues to aggressively pursue outsource manufacturing opportunities with domestic and foreign companies and is positioned geographically and strategically to pick up volume, as larger companies exit the traditional imaging marketplace, in favor of digital products. In the international marketplace, new business opportunities continue to emerge, as a result of this industry consolidation, contributing to strong fiscal 2006 sales increases. While the domestic sales declines lessened during 2006, the Company continues to strive for domestic manufacturing efficiencies by reducing fixed costs, which would allow it to further reduce domestic operating losses.

2005 Imaging net sales as compared to 2004 decreased 9.4% (decreased 12.3%, excluding the impact of foreign currency exchange). The shift from conventional film-based to digital imaging negatively impacted sales of the Company's medical and photographic chemistry and equipment. In domestic markets, sales declines were in the range of 12% to 17% in fiscal 2005 versus fiscal 2004. Although the Company removed capacity in the U.S. by consolidating manufacturing plants in 2004, the revenue shortfall continued to depress profitability. In Europe, both the shift to digital, coupled with the strengthening of the Euro, impacted the Company's operations in Belgium and Italy and the markets they serve, resulting in significant reductions in sales and profitability in 2005 as compared to 2004. The European difficulties in 2005 were offset, however, with continued strong results at CPAC Asia and CPAC Africa.

Gross Margins

Consolidated gross margins were 42.0% for 2006 versus 42.6% and 43.0% for the years ended March 31, 2005 and 2004, respectively.

Gross margins in the Fuller Brands Segment were 47.7%, 48.5%, and 48.5% for the years ended March 31, 2006, 2005, and 2004 respectively. In 2006, rapidly increasing material costs offset later in the year by selected price increases in certain products helped to lower gross margins. In addition, historically high fuel costs have continued to impact the Segment's various distribution channels, putting continued strain on product margins. Due to the competitive nature of many of the channels the Segment operates in, gross margins may continue to be pressured in 2007, although recent increases in CTG's national account business has helped increase volume throughput in the Segment's Great Bend, Kansas, manufacturing facility, which should help to stabilize manufacturing cost impacts. In 2005, raw material increases in chemical and petroleum-based products were offset by fluctuations in product mix sold, helping to keep Fuller Brands gross margins consistent with 2004.

Gross margins in the Imaging Segment were 33.8%, 33.6%, and 35.6% for the years ended March 31, 2006, 2005, and 2004, respectively. The slight increase in 2006 versus 2005, was caused by continued reduction in costs by most of the Segment's manufacturing operations, modest success in passing on material price increases in certain of the Segment's markets, and increases in production volume in the Segment's Asian and African operations. The decline in gross margins in 2005 versus 2004 reflected reductions in revenues occurring quicker than fixed cost reductions in the Segment's domestic manufacturing operations. The Company believes that margins in 2007 will continue to be under pressure based on higher fuel and material costs, although it appears that the market may bear higher prices being passed on. The Company believes in order to stabilize or increase gross margins its traditional imaging chemical production throughput has to be increased by obtaining additional volume through outsourcing opportunities or other growth initiatives. It is also studying the possibility of increasing production throughput, domestically and internationally, with other imaging products or other types of chemical products in the future.

Selling, Administrative and Engineering Expenses

Consolidated selling, administrative, and engineering costs in 2006 were 40.0% of net sales, versus 41.5% and 41.1% for the years ended March  31, 2005 and 2004, respectively.

For the Fuller Brands Segment, selling, administrative, and engineering expenses for 2006 were 45.2% of net sales, as compared to 44.9% and 45.3% for the years ended March 31, 2005 and 2004, respectively. The increase in the percentage of selling, administrative, and engineering expenses to net sales in 2006 as compared to 2005, was largely a function of lower sales levels, with the same level of fixed expenses earlier in fiscal 2006. This was addressed in the third and fourth quarters with a reduction in employee and other costs, resulting in a lower costs going into fiscal 2007. The decrease in percentage in 2005 over 2004 is a function of certain non-recurring selling and marketing expenses incurred in 2004, prior to the Company's entry into the retail marketplace.

In the Imaging Segment, selling, administrative, and engineering costs for 2006 were 30.9% of net sales, as compared to 35.9% and 35.2% for the years ended March 31, 2005 and 2004, respectively. The decrease in the expense, as a percentage of net sales in 2006 versus 2005, was largely a result of significant cost reductions in the Segment's domestic chemical Imaging operation. The increase in the percentage in 2005 versus 2004 reflected revenue declines exceeding expense containment efforts in the Segment's domestic and European operations, offset by increased revenues with minimal expense increases at CPAC Asia and CPAC Africa.

During 2006, Corporate expenses increased significantly, as compared to 2005 and 2004, reflecting certain strategic initiatives and consulting projects pursued by the Company. These expenses approximated $424,000 for the year ended March 31, 2006. Exclusive of those, the Company believes recurring, consolidated selling, administrative, and engineering costs, as a percentage of net sales, will continue to decline.

Research and Development Expenses

Research and development expenses, as a percentage of sales were approximately 1.0% of net sales for 2006, versus 1.0% and 0.8% of net sales for 2005 and 2004, respectively. The level of expense reflects the Company's emphasis of focusing on improving existing products or developing complementary products, based on customer needs.

Net Interest Expense

Net interest expense (interest expense less interest income) increased 4.4% in 2006 versus 2005. Higher interest rates on borrowings, coupled with lower invested cash levels, contributed to the increase.

Net interest expense (interest expense less interest income) decreased 15.2% in 2005 versus 2004. Lower foreign debt levels in 2005 versus 2004 contributed to the decline.

Income Taxes

The Company recognized a consolidated net tax provision of $36,000 for the year ended March 31, 2006, as compared to a consolidated net tax provision of $2,587,000 and a consolidated net tax benefit of ($469,000) for the years ended March 31, 2005 and 2004, respectively.

Due to continuing domestic tax losses, the 2006 U.S. provision included only domestic state tax provisions, which reflect mostly minimum state tax liabilities in the states the Company files. Included in the consolidated provision are taxes on the taxable income of the Company's foreign subsidiaries. The provision continues to be impacted by the benefits of the CPAC Asia tax holiday in Thailand (a seven-year benefit expiring in August 2006) and the utilization of CPAC Africa's net operating loss carryforward, which reduced its taxable income. It also included provisions related to its Italian operation, whose increased profitability in 2006 resulted in taxable income and overall tax expense for the year. The Company's consolidated tax provision for 2006 also reflects the expense of valuation allowances against the Company's domestic, CPAC Europe, and certain CPAC Asia's net deferred tax assets. In addition, due to the settlement of certain federal and state income tax audits in late fiscal 2006, certain tax reserves established in prior years were reversed, as part of the consolidated tax provision.

The valuation allowance on the domestic net deferred tax assets was initially recorded in the Company's fourth quarter of fiscal 2005 and has been increased to reflect the changes in the Company's net deferred tax assets, which included the Company's domestic taxable loss in fiscal 2006. The domestic losses for federal tax purposes can only be carried forward to offset future taxable income. The valuation allowance against CPAC Europe's net deferred tax assets was recorded in the first quarter of fiscal 2006 and has been adjusted to reflect Belgian taxable losses in fiscal 2006. Also, a valuation allowance was recorded in CPAC Asia against a deferred tax asset for certain receivable balances written off for financial statement purposes, but not yet deducted for tax purposes. Due to the uncertainty as to the ultimate success in obtaining regulatory approval to deduct this previous bad debt, a valuation reserve was recorded against this deferred tax asset. In addition to the valuation allowance recorded for CPAC Asia, the CPAC Europe and domestic valuation allowances established as a result of losses incurred during the current and prior fiscal years under the criteria established in SFAS No. 109, "Accounting for Income Taxes," were the result of the Company no longer able to assert that realization of the related future tax benefits was "more likely than not."

During the Company's fiscal year ended March 31, 2006, none of the Company's foreign subsidiaries repatriated any of their current or cumulative foreign earnings to their U.S. parent company. As has been the Company's historical practice, income of the foreign subsidiaries is considered to be permanently reinvested, and as such, deferred income taxes were not provided on this income. Accordingly, no deferred taxes have been provided on this income, as the Company does not plan to initiate any action that would require the payment of income taxes. It is not practicable to estimate the amount of additional tax that might be payable on this foreign income if distributed (See Note 10 to the Consolidated Financial Statements for further discussion on the 2006 consolidated tax provision).

The Company's consolidated income tax provision and resulting effective tax rate for 2005 were impacted significantly by the $3.2 million valuation allowance that was recorded in the fourth quarter against the Company's domestic net deferred tax assets. A "soft" fourth quarter for the Fuller Brands Segment, coupled with higher than expected fourth quarter operating losses in the domestic Imaging Segment, increased the Company's 2005 loss, where, under criteria specified in SFAS No. 109, "Accounting for Income Taxes" (cumulative losses experienced over several years), the Company was no longer able to assert that realization of its future tax benefits was "more likely than not."

The 2005 income tax provision also reflected a tax benefit from the carry-back of substantially all of the domestic net operating losses against previously remitted federal taxes. In addition, the 2005 provision reflected the benefits of the CPAC Asia tax holiday in Thailand (computed to be approximately $371,000 or $0.08 per diluted share, under a seven-year tax holiday on manufacturing operation earnings, expiring in August 2006), as well as the utilization of CPAC Africa's net operating loss carryforward to offset taxable income. CPAC Europe and CPAC Italia's tax provisions in 2005 were not material.

The Company's 2005 provision also recognized a tax liability based on "the American Jobs Creation Act of 2004" (the Act), which became law in the United States on October 22, 2004. Included in the Act was a provision that allowed for a one-time tax dividends received deduction of 85% of certain foreign earnings remitted by foreign subsidiaries to U.S. parent companies through December 31, 2005. The earnings available for remittance were those earnings previously designated as reinvested indefinitely. The Company evaluated the legislation and determined that certain previously unremitted earnings relating only to its wholly-owned foreign subsidiary, CPAC Asia Imaging Products Limited, would be repatriated. In March of 2005, CPAC Asia declared a special dividend of $2,297,000 payable to CPAC, Inc. (a portion of its previously unremitted earnings) and remitted the amount prior to March 31, 2005. In accordance with the Act requirements, the use of these funds was described in a domestic reinvestment plan approved by the Company's senior management and Board of Directors. The Company recorded the applicable $117,000 tax liability, after the one-time dividends received deduction, in its 2005 tax provision. At March 31, 2005, all other income of the Company's foreign subsidiaries was considered to be permanently reinvested, and as such, deferred income taxes were not provided on this income.

In 2004 the Company recorded a net tax benefit of ($469,000) or (12.3)% of the pretax loss. The benefit was primarily attributable to domestic losses that were carried back to offset previous year's earnings, resulting in various state and U.S. refundable taxes. The net benefit was reduced somewhat by foreign tax expense, resulting from earnings at CPAC Europe, CPAC Italia, and CPAC Africa. CPAC Asia continued to enjoy the tax savings from its seven-year tax holiday granted in Thailand, which amounted to approximately $306,000 ($0.06 per diluted share).

At March 31, 2004 the Company had recorded gross deferred tax assets of approximately $4,471,000 with no valuation allowance. These deferred tax assets consisted primarily of domestic (U.S. Federal and State) tax benefits for items which have been recognized for financial reporting purposes, but which will be reported on tax returns to be filed in the future and approximately $368,000 representing tax-effected foreign net operating loss carryforwards. Realization of the domestic portion of the net deferred tax asset is dependent upon profitable operations in the United States during future years. Despite domestic pretax losses for the year ended March 31, 2004, the Company believed they were primarily attributable to the asset impairment and equity in losses from its investment in TURA and the Imaging Restructuring plan and that the Company would return to profitability in fiscal 2005. Likewise, realization of the deferred tax asset related to the foreign net operating loss carryforward was also dependent on future, foreign income. Although realization for both was not assured, the Company believed at March 31, 2004, in following the criteria specified in SFAS No. 109, "Accounting for Income Taxes," that it was more likely than not that such assets would be realized.

Net Income (Loss)

The Company's net income for the year ended March 31, 2006 increased approximately $4.3 million, as compared to the year ended March 31, 2005. An increase in the Imaging Segment's international operations profits, coupled with a reduction in the operating loss in the Imaging Segment's domestic chemical operations, offset reduced profits at Fuller Brands and increased Corporate expenses. In addition, 2005's net loss was impacted by the $3.3 million valuation reserve recorded against the Company's domestic net deferred tax assets, due to continuing losses.

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

Combined net sales for the Company's operations in Thailand, China, South Africa, Belgium, and Italy for fiscal 2006 as compared to 2005 increased approximately $1,387,000 or 9.5% (or increased approximately $1,369,000 or 9.4%, excluding the impact of currency exchange). For fiscal 2006 CPAC Europe and CPAC Italia net sales combined increased 14.5% (increased 14.4%, after removing currency impact). CPAC Asia's sales increased 4.6% (increased 4.0%, after removing currency impact), while CPAC Africa's net sales increased approximately 3.2% (4.0%, after removing currency impact).

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

Combined pretax profits for fiscal 2006 prior to minority interests, increased approximately $517,000 or 39.7% (approximately $526,000, excluding impact of currency exchange), as compared to fiscal 2005. CPAC Europe and CPAC Italia's pretax profits combined increased approximately $348,000 (approximately $349,000, excluding impact of currency exchange). CPAC Africa's fiscal 2006 pretax income increased approximately $61,000 (approximately $58,000, after removing currency impact), while CPAC Asia's profits were up approximately $108,000 (approximately $119,000, after removing currency impact) over fiscal 2005.

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

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At March 31, 2006 no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not material to the results of operations.

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

In the fourth quarter of fiscal 2005, the Company concluded that it would not utilize, nor was able to sublease its 35,000 square feet of warehouse space in St. Louis, Missouri, which it was renting under a ten-year lease obligation (with an option to terminate as of January 31, 2007, with 12 month's notification). The Company then entered into negotiations with its landlord, resulting in a "termination of lease agreement" that allowed the Company to pay a settlement amount of $150,000 to terminate the lease as of June 30, 2005, resulting in a savings to the Company of $170,000. The lease termination fee was accrued at March 31, 2005, with the expense recorded in cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):
	For the Years Ended March 31,
	2006	2005	2004
Cash provided by (used in):
Operating activities	$ 984	$ 2,049	$ 4,088
Investing activities	(677)	(628)	(4,005)
Financing activities	(1,803)	(1,468)	(2,239)
Currency impact on cash	(26)	10	37
Net increase (decrease) in cash and cash equivalents	$ (1,522)	$ (37)	$ (2,119)

Net cash provided by (used in) operating activities

Consolidated net cash provided by operating activities decreased in 2006 as compared to 2005 by approximately $1,065,000, due largely to inventory buildup at Fuller Brands and certain of the Imaging Segment operations to meet new business obtained in the fourth quarter of fiscal 2006. Significant sales increases at CPAC Europe and CPAC Asia in the fourth quarter of fiscal 2006 versus 2005 also contributed to a significant increase in accounts receivable for 2006 as compared to 2005. Cash from operations in 2006 was aided by income tax refunds of over $1,000,000 received during fiscal 2006. (Prepaid and refundable income taxes are grouped with prepaid expenses and other current assets on the consolidated balance sheets.)

Consolidated net cash provided by operating activities decreased in 2005 as compared to 2004, largely due to planned inventory increases in the Fuller Brands Segment to support the home shopping and retail business, offset somewhat by increases and decreases in other operating assets and liabilities in the last quarter of the fiscal year.

Net cash provided by (used in) investing activities

Consolidated net cash used in investing activities for 2006 as compared to 2005 increased approximately $49,000. While capital additions were lower by approximately $933,000 as compared to 2005, fiscal 2005 realized cash benefits of over $1,200,000 from the sale of the domestic Imaging manufacturing facility in St. Louis. Fiscal 2005 also saw the use of $300,000 of funds towards the buyout of CPAC Asia's former minority interest partners.

Consolidated net cash used in investing activities decreased in 2005 versus 2004, due to cash received in 2005 from the sale of the Company's St. Louis, Missouri, manufacturing facility, coupled with lower capital additions and lower business investments. As noted above, fiscal 2005 saw the use of $300,000 of funds for the buyout of CPAC Asia's former minority interest partners.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities increased during 2006 as compared to 2005, due to increased debt reduction at CPAC Europe and CPAC Africa during the year.

Consolidated net cash used in financing activities decreased during 2005 as compared to 2004, due to lower debt payments, after CPAC Asia repaid its various term debt obligations early and did not borrow in 2005.

Working Capital and Leverage Ratios

Working capital is the excess of current assets over current liabilities. The working capital ratio is calculated by dividing current assets by current liabilities. The ratio of long-term debt to shareholders' equity is calculated by dividing long-term borrowings (current and long-term portions) by shareholders' equity.
	For the Years Ended March 31,
	2006	2005	2004
Working capital (in thousands)	$30,039	$30,506	$30,068
Working capital ratio	3.89 to 1	4.18 to 1	4.06 to 1
Long-term debt to shareholders' equity	0.19 to 1	0.18 to 1	0.16 to 1

During 2006, working capital decreased, as described above, as working capital was used in the Company's international operations to reduce debt levels during fiscal 2006.

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

On June 10, 2005, the Company's line of credit agreement (Agreement) with Bank of America, N.A. (BOA) was amended, reducing its maximum borrowing capacity under the facility to $3,000,000 and extending its maturity date until October 31, 2007. The Agreement requires the Company to meet various debt covenants, including minimum deposit liquidity, minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions. The Company also renewed its $6.2 million letter of credit facility, which collateralizes the Fuller Brands' Industrial Revenue Bonds, until October 31, 2007.

At September 30, 2005 and December 31, 2005, the Company was in violation of the minimum net worth, debt service coverage, and funded debt to EBITDA covenants. Although the Company had not borrowed under its revolving credit agreement with BOA in several years, the Company's Agreement contains a provision related to the letter of credit that BOA provided (maturing on October 31, 2007), which collateralizes the $6,000,000 Industrial Revenue Bonds, which are scheduled to mature in June 2009.

On November 9, 2005, Bank of America issued a letter formally acknowledging that Events of Default had occurred related to the Agreement. The Bank did not agree to any waiver of the covenant violations or Events of Default, and required and demanded, strict compliance with the terms of the Agreement. In addition, although they reiterated that the line of credit was still in place, they discontinued the automatic borrowing and repayment procedures applicable to the line of credit and required future request for advances under the line to be evaluated on a case-by-case basis and made at the Bank's sole and absolute discretion.

Although the Bank did not cancel the letter of credit they previously provided, which was scheduled to mature as of October 31, 2007, and as indicated above, served as collateral for the Industrial Revenue Bonds, due to the covenant violations (Events of Default), the Company re-classified the debt obligation to a current liability as of September 30 and December 31, 2005.

On June 21, 2006, Bank of America entered into an agreement with the Company and issued the "Fourth Amendment to Restated Loan and Security Agreement and Waiver." This current Agreement amended the June 10, 2005 Agreement, resetting the required net worth covenant at March 31, 2006 and future periods and waived the Events of Default covenant violations that occurred at December 31, 2005 and September 30, 2005. With the amendment, the Company is in compliance with all applicable covenants at March 31, 2006, and as such, has classified the Industrial Revenue Bond obligation as a long-term liability at March 31, 2006. In addition, the automatic borrowing and repayment procedures applicable to the $3,000,000 line of credit have been restored.

The Company's wholly-owned subsidiary CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million Baht (approximately $488,000 based on the year-end conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 8.25% at March 31, 2006. CPAC Asia had not accessed its line of credit at March 31, 2006 and 2005, respectively.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of March 31, 2006. Additional financing may be necessary to allow the Company to pursue further acquisitions or market expansion.

Asset Turnover Ratios
	For the Years Ended March 31,
	2006	2005	2004
(1) Receivables-days outstanding	46.5 days	45.6 days	47.3 days
(2) Annual inventory turns	2.6 times	2.8 times	2.9 times

Receivable days outstanding at March 31, 2006 increased over 2005 levels, due to a higher amount of fourth quarter sales at Fuller Brands than experienced in fiscal 2005. Improving this ratio across the Company will be a key priority in 2007, in an effort to generate additional cash flows. Receivable days outstanding at March 31, 2005 as compared to March 31, 2004, continued to show slight improvement, largely as a result of reduced days outstanding in the Fuller Brands Segment's accounts receivable. Improved credit and collection efforts with current and historically past-due customers contributed to the improvement.

Inventory turns continued to slow in fiscal 2006, continuing the trend experienced in 2005 as compared to 2004. In 2006, inventory buildup at Fuller Brands to meet the demands of CTG national accounts business obtained late in the fiscal year contributed to the slowdown. In 2005, the slowdown compared to the previous year was due to planned increases at Fuller Brands to support their home shopping network and retail customer business, as well as decreased turns in the domestic Imaging Segment, due to a more rapid decline in sales than planned. Although managing inventory levels at Fuller Brands in 2007 continues to be challenging, due to fluctuating businesses in their various distribution channels, the Company will seek ways to reduce on-hand levels of stock, to better manage their day-to-day cash flows. In the Imaging Segment, the Company will continue to "right-size" levels of inventory, to meet expected levels of demand.

Contractual Cash Obligations (amounts in thousands)

The following table summarizes information about the Company's consolidated contractual cash obligations and other commercial commitments (in thousands), as of March 31, 2006, and the effect such obligations are expected to have on its consolidated liquidity and cash flow in future periods:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$ 6,758	$ 239	$ 6,240	$ 163	$ 116
Operating leases	2,992	1,171	1,706	115	0
Other long-term obligations	1,300	325	650	325	0
Total contractual cash obligations	$ 11,050	$ 1,735	$ 8,596	$ 603	$ 116

Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Unused credit facilities(1) (2)	$ 3,488	$ 0	$ 3,488	$ 0	$ 0
Standby letters of credit	0	0	0	0	0
Total commercial commitments	$ 3,488	$ 0	$ 3,488	$ 0	$ 0

(1)	As of March 31, 2006, the Company had no borrowings against its $3 million line of credit with its primary domestic lending institution.
(2)	As of March 31, 2006, the Company's wholly-owned subsidiary CPAC Asia Imaging Products Limited had no borrowings against its $488,000 line of credit, with its primary lending institution.

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

Allowance for Doubtful Accounts

The Company regularly reviews its customer accounts and records specific provisions for doubtful accounts to reduce the related receivable to the amount that is estimated to be collectible. The Company also records provisions for doubtful accounts based on a variety of factors including the Company's historical experience, current economic conditions, and other adverse industry or market trends. If circumstances related to specific customers were to change, the Company's estimates with respect to the collectibility of the related receivables could be further adjusted. The Company considers all available information in its quarterly assessments of the adequacy of the allowance for uncollectible accounts.

The Company recorded a provision for doubtful accounts of $184,000, $351,000, and $351,000 to the consolidated statements of operations for the years ended March 31, 2006, 2005, and 2004, respectively. The provision added in 2006 was less than that added in 2005, primarily due to a decrease in the Imaging Segment's net provision, after uncollectible accounts, previously reserved for in 2005 and 2004, were written off. The Imaging Segment's customer base (numerous small distributors and end-user customers) and its domestic operations' continued expansion into Latin America and South America make balancing sales opportunities with accompanying credit risks an issue that will continue to impact collectibility of certain receivables in the future. Fuller Brands' expense provision increased in 2006 versus 2005, but still remains low as a percentage of gross receivables, as supported by low historical receivable write-offs. The provision added in 2005 versus 2004 was primarily related to the Imaging Segment, whose customers and markets reflect the "softness" of the traditional photographic market, due to the impact of digital imaging.

Inventory Reserves

The Company values its inventory at the lower of cost or market. As part of this valuation, reserve provisions are made to reduce inventory carrying values based on estimates of what is excess, slow moving, or obsolete, or for inventory whose carrying value is in excess of net realizable value. These provisions are based on current assessments about future demands, market conditions, and related management initiatives. If in the future, the Company determines that market conditions and actual demands are less favorable than those projected and, therefore, inventory is overvalued, the Company will be required to further reduce the carrying value of the inventory and record an expense at the time the determination is made. The Company recorded an expense provision of $30,000, $134,000 and $457,000, for excess, slow-moving, and obsolete inventory to the consolidated statements of operations for the years ended March 31, 2006, 2005, and 2004, respectively. The continued decrease in the inventory reserve provision for 2006 as compared to 2005 reflected continued inventory disposals in the Fuller Brands Segment for slow-moving or obsolete inventory items identified and reserved for in previous years. With Fuller Brands business increasing in some distribution channels (home shopping networks, retail) and declining in others (direct selling, contract consumer), the Segment will continue to provide for slow-moving stock in future periods. Likewise in the Imaging Segment, uneven ordering patterns for traditional photochemical products, due to the impact of digital imaging, will force a greater emphasis on matching inventory levels with expected demands, which may, from time to time, require the Segment to provide for slow-moving or excess inventory. In 2005 as compared to 2004, both Segments disposed of much of the inventory identified in previous years as unsalable or obsolete. The large provision in 2004 reflected Fuller Brands' phase out of certain product lines sold in the Segment's direct selling business, as well as providing for net realizable issues in certain other product lines.

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

Valuation Allowances for Deferred Income Taxes

Statement of Financial Accounting Standards No. 109 requires the Company to exercise judgment about its future results in assessing the realizability of its deferred tax assets. At March 31, 2006, the Company has gross deferred tax assets of approximately $6,085,000 of which $5,646,000 pertain to domestic operations. Due to the cumulative losses incurred over the last three years for the company's domestic operations and CPAC Europe, the Company determined that the likelihood of realization of the related net deferred tax assets for these jurisdictions is uncertain and has recorded a valuation allowance of $4,861,000 at March 31, 2006 to reduce the net deferred tax assets to $236,000.

The Company expects to maintain a valuation allowance on the net deferred tax assets in each of these jurisdictions, until an appropriate level of profitability for each entity is sustained, or it is able to develop feasible tax planning strategies that would generate sufficient taxable income. Until then, the Company's tax provision will include only the net tax expense attributable to certain foreign operations. Generally, any potential benefit from losses in the U.S. and CPAC Europe will be recorded as an adjustment to the valuation allowance.

In addition, a valuation allowance was recorded against a deferred tax asset for a certain receivable balance in CPAC Asia, written off for financial statement purposes, but not yet deducted for tax purposes, due to the uncertainty as to the ultimate success in obtaining regulatory approval required to make a claim to deduct this previous bad debt.

Impact of Inflation

Throughout 2006, both the Fuller Brands and Imaging Segments experienced significant increases in raw material product and packaging costs. Traditionally, due to intense competition in both Segments, inflationary costs were difficult to pass onto customers. However, in the later half of 2006, selected price increases were introduced for individual product groups, which helped to limit gross margin pressures. The Company believes that inflation will continue to impact the Company in 2007, but expects that increased production volumes and improvement in efficiencies will help to mitigate inflationary effects.

Environmental Contingency

Remediation efforts related to issues raised by the state of Kansas when The Fuller Brush Company was acquired in 1995 are complete, as the Company has received final acceptance from the applicable state agencies.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and will supercede APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The revised statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, over the period during which an employee is required to provide service in exchange for the award. In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects, resulting from share-based payment arrangements. SFAS 123(R) is effective as of the first annual reporting period beginning after June 15, 2005. The Company expects that the impact of adoption of this pronouncement will be immaterial on the reported results of operations and financial position.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to clarify certain issues addressed in the aforementioned pronouncements. Statement No. 155 will permit remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The

Company does not believe that adoption of this pronouncement will have any impact on its reported results of operations and financial position.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

The Company's exposure to changes in interest rates results from investing and borrowing activities. At March 31, 2006, the Company has no interest rate swap agreements in place, which would limit its exposure to upward movements in interest rates. The Company's primary domestic debt instruments have variable interest rates, while the international operation's debt instruments have primarily fixed interest rates. In the event that average interest rates under these borrowings had increased by one hundred basis points, it is estimated that the Company's interest expense for the fiscal year ended March 31, 2006 would have increased by approximately $70,000.

Foreign Currency Exposure

Approximately 81% of the Company's sales are denominated in U.S. dollars. The remainder of the Company's sales are denominated in Euros, African Rand, Thai Baht, and Chinese Renminbi. A 10% change in the value of these currencies would impact the Company's revenues by approximately 2%. The Company monitors the relationship between the U.S. and its foreign currencies on a continuous basis and adjusts sales prices for products and services sold in those currencies as appropriate safeguards to the profitability of sales recorded in those currencies.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
CPAC, Inc.

In our opinion, the Consolidated Financial Statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CPAC, Inc. and its subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Rochester, New York
June 7, 2006, except for Note 7, as to
which the date is June 21, 2006

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND 2005

ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$ 6,188,060	$ 7,710,031
Accounts receivable (net of allowance for doubtful accounts of $1,563,000 and $1,557,000 at March 31, 2006 and 2005, respectively)	11,885,074	10,261,408
Inventory, net	20,135,361	18,757,863
Prepaid expenses and other current assets	2,055,795	3,060,484
Deferred tax assets, current	176,069	311,495
Total current assets	40,440,359	40,101,281
Property, plant and equipment, net	13,595,372	15,281,286
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,686,559 and $1,544,446 at March 31, 2006 and 2005, respectively)	617,387	776,230
Deferred tax assets, long-term	239,244	417,018
Other assets	2,960,360	2,771,547
	$ 58,045,148	$ 59,539,788
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 238,624	$ 263,772
Accounts payable	5,867,766	4,648,639
Accrued payroll and related expenses	1,422,294	1,970,780
Other accrued expenses and liabilities	2,873,002	2,712,479
Total current liabilities	10,401,686	9,595,670
Long-term debt, net of current portion	6,519,149	6,828,649
Deferred tax liabilities, long-term	179,469	374,070
Other long-term liabilities	4,097,586	4,134,351
Minority interests	284,564	219,020
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares at March 31, 2006 and 2005, respectively	50,321	50,321
Additional paid-in capital	9,613,906	9,613,906
Retained earnings	27,221,064	28,141,791
Accumulated other comprehensive income	267,591	1,172,198
	37,152,882	38,978,216
Less: Treasury stock, at cost, 85,307 shares at March 31, 2006 and 2005, respectively	(590,188)	(590,188)
Total shareholders' equity	36,562,694	38,388,028
	$ 58,045,148	$ 59,539,788

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2006, 2005, AND 2004

	2006	2005	2004
Net sales	$ 87,000,393	$ 87,213,244	$ 90,010,745
Costs and expenses:
Cost of sales	50,431,479	50,054,655	51,270,837
Selling, administrative and engineering expenses	34,758,266	36,204,797	36,953,686
Research and development expense	836,323	897,480	734,565
Restructuring expenses	--	--	1,275,349
Interest income	(151,142)	(89,388)	(64,642)
Interest expense	559,122	480,180	525,541
	86,434,048	87,547,724	90,695,336
Income (loss) before non-operating income (expense) and income taxes	566,345	(334,480)	(684,591)
Non-operating income (expense):
Minority interests	(65,544)	(174,970)	(219,372)
Equity in loss of affiliate, net of impairment	--	(250,436)	(2,914,577)
Other investment expense	--	(500,000)	--
	(65,544)	(925,406)	(3,133,949)
Income (loss) before income tax	500,801	(1,259,886)	(3,818,540)
Provision (benefit) for income tax	36,000	2,587,000	(469,000)
Net income (loss)	$ 464,801	$ (3,846,886)	$ (3,349,540)
Net income (loss) per common share:
Basic net income (loss) per share	$ 0.09	$ (0.78)	$ (0.68)
Diluted net income (loss) per share	$ 0.09	$ (0.78)	$ (0.68)
Average common shares outstanding:
Basic	4,946,774	4,946,774	4,945,717
Diluted	4,946,774	4,946,774	4,945,717
Comprehensive income (loss):
Net income (loss)	$ 464,801	$ (3,846,886)	$ (3,349,540)
Other comprehensive income (loss)	(904,607)	533,277	1,353,924
Comprehensive loss	$ (439,806)	$ (3,313,609)	$ (1,995,616)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2006, 2005, AND 2004

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost

BALANCE, MARCH 31, 2003	$ 50,305	$ 9,605,984	$ 38,108,946	$ (715,003)	$ (590,188)

Exercise of employee stock options	16	7,922	--	--	--
Net loss for the year	--	--	(3,349,540)	--	--
Cash dividends declared at $.28 a share	--	--	(1,385,201)	--	--
Translation adjustments	--	--	--	1,353,924	--

BALANCE, MARCH 31, 2004	50,321	9,613,906	33,374,205	638,921	(590,188)

Net loss for the year	--	--	(3,846,886)	--	--
Cash dividends declared at $.28 a share	--	--	(1,385,528)	--	--
Translation adjustments	--	--	--	533,277	--

BALANCE, MARCH 31, 2005	50,321	9,613,906	28,141,791	1,172,198	(590,188)

Net income for the year	--	--	464,801	--	--
Cash dividends declared at $.28 a share	--	--	(1,385,528)	--	--
Translation adjustments	--	--	--	(904,607)	--

BALANCE, MARCH 31, 2006	$ 50,321	$ 9,613,906	$ 27,221,064	$ 267,591	$ (590,188)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2006, 2005, AND 2004

	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$ 464,801	$ (3,846,886)	$ (3,349,540)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,194,326	2,430,525	2,530,698
Amortization of intangible assets	154,167	154,167	154,167
Deferred income taxes	43,000	3,194,000	(5,000)
Minority interest in consolidated foreign subsidiaries	65,544	174,970	219,372
Equity in loss of affiliate, including impairment	--	250,436	2,914,577
Other investment expense	--	500,000	--
Gain on sale of property, plant and equipment	--	(62,902)	--
Changes in assets and liabilities:
Accounts receivable	(1,771,152)	1,344,608	480,501
Inventory	(1,627,365)	(1,392,402)	865,622
Income taxes, net	942,910	(894,042)	(909,345)
Accounts payable	1,146,200	(869,608)	638,136
Accrued payroll and related expenses	(566,136)	292,740	108,207
Other changes, net	(62,117)	773,077	440,678
Total adjustments	519,377	5,895,569	7,437,613
Net cash provided by operating activities	984,178	2,048,683	4,088,073

Cash flows from investing activities:
Sale of property, plant and equipment	--	1,282,055	--
Purchase of property, plant and equipment, net	(677,122)	(1,610,104)	(2,705,182)
Investment in affiliate	--	--	(1,300,000)
Business investment	--	(300,000)	--
Net cash used in investing activities	(677,122)	(628,049)	(4,005,182)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	--	--	7,938
Repayment of long-term borrowings	(417,627)	(82,375)	(861,966)
Payment of cash dividends	(1,385,528)	(1,385,528)	(1,385,201)
Net cash used in financing activities	(1,803,155)	(1,467,903)	(2,239,229)

Effect of exchange rate changes on cash	(25,872)	9,819	37,280

Net decrease in cash and cash equivalents	(1,521,971)	(37,450)	(2,119,058)

Cash and cash equivalents -- beginning of year	7,710,031	7,747,481	9,866,539

Cash and cash equivalents -- end of year	$ 6,188,060	$ 7,710,031	$ 7,747,481

The accompanying notes are an integral part of the financial statements.

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

for the Years Ended March 31, 2006, 2005, and 2004

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

Basis of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, its wholly-owned subsidiaries, its 98% owned subsidiary (CPAC Europe, N.V.), and its 80% owned subsidiary (CPAC Africa (Pty) LTD). The Company's foreign subsidiaries are included in the consolidated financial statements utilizing a December 31 fiscal year to facilitate prompt reporting of financial results. All significant intercompany accounts and transactions have been eliminated. The Company accounted for its 40% investment in TURA AG (TURA) on the equity method (See Note 2 to the Consolidated Financial Statements). The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest, and the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other than temporary declines in fair values. Profits or losses of the investee are not recognized in the consolidated financial statements of the Company. The carrying value of these investments is reported in other long-term assets.

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

Warranty Costs

The Company has warranty obligations in connection with sales of its equipment sold in the imaging market. The warranty period generally ranges from six to twelve months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the time of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations from March 31, 2005 to March 31, 2006 was as follows (in thousands):

Accrued warranty obligations at March 31, 2005	$ 32
Accrued warranty experience during 2006	(2)
2006 warranty provisions	1
Accrued warranty obligations at March 31, 2006	$ 31

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

Shipping and Handling Fees and Costs

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company classifies shipping and handling costs billed to customers as revenue. Shipping and handling costs for the Fuller Brands Segment amounting to $6,083,000, $6,082,000, and $6,026,000 in 2006, 2005, and 2004, respectively, are included in selling, administrative and engineering expenses. Similar costs for the Imaging Segment amounting to $3,059,000, $2,694,000, and $3,090,000 in 2006, 2005, and 2004, respectively, are included in cost of sales.

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

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to its stock options plans:

	2006	2005	2004
Net income (loss) as reported	$ 464,801	$ (3,846,886)	$ (3,349,540)
Total stock-based compensation expense determined under fair value method for all awards, net of tax	72,000	69,000	82,000
Pro forma net income (loss)	$ 392,801	$ (3,915,886)	$ (3,431,540)
Net loss per common share:
Basic-as reported	$ 0.09	$ (0.78)	$ (0.68)
Basic-pro forma	$ 0.08	$ (0.79)	$ (0.69)
Diluted-as reported	$ 0.09	$ (0.78)	$ (0.68)
Diluted-pro forma	$ 0.08	$ (0.79)	$ (0.69)

Foreign Currency

All assets and liabilities of the Company's wholly-owned and majority-owned foreign subsidiaries are translated from their functional currency to U.S. dollars at year end exchange rates. Revenues and expenses are translated from functional currencies to U.S. dollars using an average exchange rate for the year. Translation gains and losses are not included in determining net income, but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the determination of net income. Included in consolidated net income are net foreign currency transaction gain (losses) of $132,000, ($49,000), and ($39,000), realized during fiscal 2006, 2005, and 2004, respectively.

The Company has occasionally utilized hedging programs (primarily forward foreign currency exchange contracts) to minimize the impact of currency fluctuations on the result of operations. At March 31, 2006 and 2005, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions.

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

The table below summarizes the amounts used to calculate basic and dilutive earnings per share:

	2006	2005	2004
Basic weighted average number of shares outstanding	4,946,774	4,946,774	4,945,717
Effect of dilutive stock options	0	0	0
Diluted shares outstanding	4,946,774	4,946,774	4,945,717

Unexercised stock options to purchase 860,800 shares of the Company's common stock as of March 31, 2006 were not included in the computations of diluted earnings per share, because the exercise prices of these options were greater than the average market price of the Company's common stock during the respective periods. Unexercised stock options to purchase 960,911 and 1,041,936 shares of the Company's common stock as of March 31, 2005 and 2004, respectively, were not included in the computation of EPS, because they would be anti-dilutive due to the net loss incurred by the Company for the years ended March 31, 2005 and 2004. These options, issued at various dates from 1996 through August 2005, are still outstanding at the end of the year.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers marketable securities with a maturity of three months or less at the time of purchase to be cash equivalents. The Company also considers payments due from banks for customer credit card transactions that process within 24 to 48 hours as cash equivalents. Credit card amounts due from banks classified as cash equivalents total approximately $517,000 and $566,000 at March 31, 2006 and 2005, respectively. The Company paid interest of $550,000, $486,000, and $563,000, in fiscal 2006, 2005, and 2004, respectively. In addition, the Company paid income taxes net of (refunds) of ($895,000), ($50,000), and $445,000, in fiscal 2006, 2005, and 2004, respectively.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and will supercede APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The revised statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, over the period during which an employee is required to provide service in exchange for the award. In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects, resulting from share-based payment arrangements. SFAS 123(R) is effective as of the first annual reporting period beginning after June 15, 2005. The Company expects that the impact of adoption of this pronouncement will be immaterial to the reported results of operations and financial position.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to clarify certain issues addressed in the aforementioned pronouncements. Statement No. 155 will permit remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of

Statement 133; established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that adoption of this pronouncement will have any impact on its reported results of operations and financial position.

Reclassification

Certain prior period financial statement and related footnote amounts have been reclassified to conform to the current year presentation.

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

During fiscal 2005, the Company's recognition of the 40% share of the losses of TURA during the first six months effectively reduced the basis of its investment to zero. Since the Company was not obligated to fund any future losses of TURA, it has not recorded its 40% share of TURA equity earnings or losses, since the second quarter of fiscal 2005, as TURA has not been profitable. Although TURA attempted to restructure its workforce and replaced management in an effort to reduce operating losses and improve cash flows, the efforts were unsuccessful. TURA continues to be involved with liquidation procedures, which began in late 2005 under German government supervision. The liquidation and bankruptcy proceedings are not expected to generate any additional costs or liabilities for CPAC. The Company has not received complete financial statements from TURA since the second quarter of fiscal 2005, and therefore, has not disclosed condensed financial statement information concerning TURA, since the year ended March 31, 2004.

Summarized, approximate, financial information for TURA for the year ended March 31, 2004 is shown below:

March 31, 2004
Condensed Statement of Operations:
Net revenue	$ 17,747,000
Cost of sales	13,975,000
Operating expenses	4,586,000
Operating income (loss)	(814,000)
Interest expense	398,000
Tax provision (benefit)	--
Net income (loss)	$ (1,212,000)
Condensed Balance Sheet:
Current assets	$ 9,112,000
Non-current assets	4,743,000
$ 13,855,000

Current liabilities	$ 12,338,000
Non-current liabilities	531,000
Shareholders' equity	986,000
$ 13,855,000

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

From the date of the acquisition, the Company recognized 100% of the operating results of CPAC Asia in its consolidated statement of operations.

4 - INVENTORY

Inventory as of March 31, 2006 and 2005 is summarized as follows:

	2006	2005
Raw materials and purchased parts	$ 8,451,264	$ 6,919,868
Work-in-process	1,271,515	1,163,805
Finished Goods	10,412,582	10,674,190
	$ 20,135,361	$ 18,757,863

The balances presented above are net of inventory reserves amounting to approximately $1,037,000 and $1,170,000 at March 31, 2006 and 2005, respectively.

5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following at March 31:

	2006	2005
Land	$ 794,296	$ 844,925
Buildings and improvements	12,615,605	12,808,323
Machinery and equipment	24,123,849	24,585,419
Furniture and fixtures	988,557	1,015,745
Leasehold improvements	2,086,763	2,102,299
Construction-in-progress	145,458	106,131
	40,754,528	41,462,842
Less: Accumulated depreciation	(27,159,156)	(26,181,556)
	$ 13,595,372	$ 15,281,286

Depreciation expense for the years ended March 31, 2006, 2005, and 2004 was $2,194,326, $2,430,525, and $2,530,698, respectively.

6 - GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company's goodwill for the year ended March 31, 2006 and 2005 by Segment is as follows (in thousands):

	March 31, 2006	March 31, 2005
Fuller Brands	$ 0	$ 0
Imaging	193	193
Total	$ 193	$ 193

At March 31, 2006 and 2005, other intangible assets consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The original cost pertaining to this intangible at March 31, 2006 and 2005 was $2,250,000, while accumulated amortization at March 31, 2006 and 2005 amounted to $1,650,000 and $1,500,000, respectively. Estimated annual amortization for all intangibles is expected to approximate $154,000 for the years ending March 31, 2007 through March 31, 2010.

7 - DEBT

At March 31, 2006 and 2005, debt consisted of the following:
	2006	2005

Revolving credit agreement with a bank with interest payable monthly at the
    30 day LIBOR rate plus 1.25% to 2.00%, based on funded debt to EBITDA parameters. LIBOR rate was 4.83% at March 31, 2006. The maximum availability under this agreement is $3,000,000, with all amounts outstanding due October 31, 2007. The revolving credit agreement is collateralized by substantially all of the assets of the Company, excluding CPAC Europe, N.V., and CPAC Asia Imaging Products Limited.

	$ 0	$ 0

Industrial Revenue Bonds, with interest payable monthly at a variable rate 4.88% at March 31, 2006 (2.87% at 2005), maturing in June 2009. The bonds are collateralized by a standby letter of credit (LOC) issued by a bank, which requires an annual fixed fee payment of 1.25% of the LOC value.	6,000,000	6,000,000

Term notes and revolving credit agreement with a foreign bank with interest rates ranging from 5.45% to 6.30%. The revolving credit agreement is collateralized by the net assets of CPAC Europe, N.V.	540,484	730,949

Other	217,289	361,472
	6,757,773	7,092,421
Less: Amounts due within one year	238,624	263,772
	$ 6,519,149	$ 6,828,649

On June 10, 2005, the Company's line of credit agreement (Agreement) with Bank of America, N.A. (BOA) was amended, reducing its maximum borrowing capacity under the facility to $3,000,000 and extending its maturity date until October 31, 2007. The Agreement requires the Company to meet various debt covenants, including minimum deposit liquidity, minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures, and amounts spent on acquisitions. The Company also renewed its $6.2 million letter of credit facility, which collateralizes the Fuller Brands' Industrial Revenue Bonds, until October 31, 2007.

At September 30, 2005 and December 31, 2005, the Company was in violation of the minimum net worth, debt service coverage, and funded debt to EBITDA covenants. Although the Company had not borrowed under its revolving credit agreement with BOA in several years, the Company's Agreement contains a provision related to the letter of credit that BOA provided (maturing on October 31, 2007), which collateralizes the $6,000,000 Industrial Revenue Bonds, which are scheduled to mature in June 2009.

On November 9, 2005, Bank of America issued a letter formally acknowledging that Events of Default had occurred related to the Agreement. The Bank did not agree to any waiver of the covenant violations or Events of Default, and required and demanded, strict compliance with the terms of the Agreement. In addition, although they reiterated that the line of credit was still in place, they discontinued the automatic borrowing and repayment procedures applicable to the line of credit and required future request for advances under the line to be evaluated on a case-by-case basis and made at the Bank's sole and absolute discretion.

Although the Bank did not cancel the letter of credit they previously provided, which was scheduled to mature as of October 31, 2007, and as indicated above, served as collateral for the Industrial Revenue Bonds, due to the covenant violations (Events of Default), the Company re-classified the debt obligation related to the Industrial Revenue Bonds to a current liability as of September 30 and December 31, 2005.

On June 21, 2006, Bank of America entered into an agreement with the Company and issued the "Fourth Amendment to Restated Loan and Security Agreement and Waiver." This current Agreement amended the June 10, 2005 Agreement, resetting the required net worth covenant at March 31, 2006 and future periods and waived the Events of Default covenant violations that occurred at December 31, 2005 and September 30, 2005. With the amendment, the Company is in compliance with all applicable covenants at March 31, 2006, and as such, has classified the Industrial Revenue Bond obligation as a long-term liability at March 31, 2006. In addition, the automatic borrowing and repayment procedures applicable to the $3,000,000 line of credit have been restored. The Agreement also contains a fee provision of $275,000 a quarter starting at September 30, 2006, for maintaining the current Agreement.

The Company's wholly-owned subsidiary, CPAC Asia Imaging Products Limited, has a line of credit with an international bank amounting to 20 million Baht (approximately $488,000 based on the year-end conversion rate in Thailand). Interest on the line is at the bank's announced prime rate in Thailand, which was 8.25% at March 31, 2006. CPAC Asia had not accessed its line of credit at March 31, 2006 and 2005, respectively.

Annual maturities of debt for the next five fiscal years are as follows: 2007: $238,624; 2008: $6,128,952; 2009: $110,777; 2010: $100,065; and 2011: $63,028.

8 - SHAREHOLDERS' EQUITY

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

The Company also maintains a Non-Employee Directors Stock Option Plan. At the inception of the Plan, each non-employee director was granted an option to purchase 10,000 shares of the Company's common stock, on a one-time basis for past service rendered to the Board of Directors, at the fair market value at the date of the grant. The term of the option grants is for ten years. In addition, the Directors Plan calls for an annual automatic grant for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the annual meeting of Shareholders, at a price equal to the fair market value at that date. The term of these grants is also ten years. During fiscal 2006, 2005, and 2004, options of 15,000, 12,000, and 9,000 were granted each year, respectively, pursuant to the Directors Plan.

In addition, the Company has customarily granted new Directors options to purchase 15,000 shares upon their election.

As of March 31, 2006, total options outstanding are summarized as follows:

	Shares	Range of Option Price Per Share
Options outstanding -- March 31, 2003	961,788	$ 5.02	--	$ 11.81
Exercised	(1,562)	5.08
Expired	(177,290)	5.08	--	11.56
Granted	259,000	5.27	--	6.27
Options outstanding -- March 31, 2004	1,041,936	$ 5.02	--	$ 12.00
Exercised	0
Expired	(93,025)	5.33	--	11.56
Granted	12,000	5.30
Options outstanding -- March 31, 2005	960,911	$ 5.02	--	$ 12.00
Exercised	0
Expired	(157,611)	6.33	--	11.70
Granted	57,500	5.01	--	5.06
Options outstanding -- March 31, 2006	860,800	$ 5.01	--	$ 11.63

Options exercisable:
March 31, 2006	768,550	$ 5.01	--	$ 11,63
March 31, 2005	794,411	$ 5.02	--	$ 12.00

The following table summarizes information about options outstanding at March 31, 2006:

Year Granted	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of Options	Number Exercisable	Weighted Average Exercise Price
1997	58,500	0.30	$4.11	58,500	$10.62
1998	79,500	1.40	4.02	79,500	11.64
1999	87,000	2.20	3.80	87,000	10.14
2000	99,000	3.20	2.45	99,000	7.56
2001	44,500	4.20	2.15	44,500	6.77
2002	189,800	5.40	1.72	189,800	6.33
2003	49,000	6.70	1.54	40,250	6.36
2004	184,000	7.20	0.76	134,500	5.48
2005	12,000	8.40	0.65	8,000	5.30
2006	57,500	9.10	0.46	27,500	5.05
Totals	860,800	4.70	--	768,550	$ 7.38

As permitted by SFAS No. 123, the Company will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, net income and diluted earnings per share would have been reduced by $72,000 ($0.01), $69,000 ($0.01), and $82,000 ($0.02) in fiscal 2006, 2005, and 2004, respectively.

The fair value of these options were estimated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for 2006, 2005, and 2004:

	2006	2005	2004
Expected life	5 years	5 years	5 years
Historical volatility	17%	22%	26%
Risk free rate of return	3.9%	3.5%	2.4%-3.0%
Expected dividend yield	5.5%	5.3%	5.2%
Annual forfeiture rate	0%	0%	0%

There have been no charges to income in any of the three years in connection with these options other than incidental expenses related to issuance of options.

Employee Benefits

In December 1999, the Company awarded 25,000 restricted shares of its $.01 par common stock to an executive officer of the Company subject to certain conditions and restrictions. The shares vest when certain targeted earnings per share levels are reached, at which time the restrictions will lapse. To date, the Company has not reached the targeted earnings per share amount, and therefore, no expense has been recognized for the years ended March 31, 2006, 2005, and 2004, respectively.

The Company maintains deferred compensation agreements with one of its executive officers of the Company. At March 31, 2006 and 2005, total amounts accrued related to these agreements amounted to approximately $2,202,000 and $2,066,000, respectively, and have been recorded in other long-term liabilities in the consolidated balance sheet.

The Company maintains a contributory profit sharing plan [401(k)] for the benefit of substantially all domestic employees. Contributions to the plan may be made for each plan year in such amounts as the Board of Directors may, at its discretion, determine. In addition, the Company will also match to a maximum of 3% of the participant's compensation each contribution made by a plan participant for the plan year in an amount equal to $.50 for each $1.00 of participant contribution. A participant may contribute up to 28% of compensation to the plan. The amount charged to expense in connection with this plan was $346,000, $346,000, and $370,000, respectively, for the years ended March 31, 2006, 2005, and 2004.

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

The Company maintains a nonqualified deferred compensation plan for various key executives of the Company. Contributions to the plan consist of "excess" 401(k) deferrals and percentages of salaries and bonuses. No matching contribution by the Company is required. Compensation deferred will be invested by the Company in various investment grade "pooled accounts" on behalf of the participants. At March 31, 2006 and 2005, total assets and liabilities resulting from the nonqualified plan were approximately $554,000 and $476,000, respectively, and have been recorded in other long-term assets and other long-term liabilities in the consolidated balance sheet.

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

In the fourth quarter of fiscal 2005, the Company concluded that it would not utilize, nor was able to sublease, its 35,000 square feet of warehouse space in St. Louis, Missouri, which it was renting under a ten-year lease obligation (with an option to terminate as of January 31, 2007, with 12 month's notification). The Company negotiated a "termination of lease agreement" that allowed the Company to pay a settlement amount of $150,000 to terminate the lease as of June 30, 2005. The lease termination fee was accrued at March 31, 2005 and included in the statement of operations under cost of sales. The Company vacated the leased warehouse premises, during the quarter ended June 30, 2005.

10 - INCOME TAX EXPENSE

Income (loss) before income taxes for the three years ended March 31 was as follows:

	2006	2005	2004
U.S.	$ (1,281,817)	$ (2,397,479)	$ (5,116,958)
Foreign	1,782,618	1,137,593	1,298,418
	$ 500,801	$ (1,259,886)	$ (3,818,540)

Provisions (benefits) for income taxes for the three years ended March 31 were as follows:

	2006	2005	2004
Federal income taxes:
Current	$ (50,000)	$ (657,000)	$ (694,000)
Deferred	(50,000)	2,688,000	(9,000)
Foreign income taxes:
Current	103,000	8,000	211,000
Deferred	93,000	32,000	6,000
State income taxes:
Current	(60,000)	42,000	19,000
Deferred	--	474,000	(2,000)
	$ 36,000	$ 2,587,000	$ (469,000)

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate are as follows:

	2006	2005	2004
Income tax expense (benefit) using statutory rates	$ 170,000	$ (428,000)	$ (1,298,000)
State income tax effect	(40,000)	23,000	11,000
CPAC Asia Imaging Products Limited earnings repatriation	--	117,000	--
Equity in loss of affiliate	--	85,000	202,000
Investment in affiliate impairment	--	--	789,000
Basis differential in investment	(1,244,000)	--	--
Deferred tax valuation allowance	1,769,000	3,215,000	--
Foreign income taxed at different rates	(589,000)	(347,000)	(224,000)
Resolution of tax uncertainties	(50,000)	(98,000)	--
Nondeductible business expenses	27,000	29,000	47,000
Other	(7,000)	(9,000)	4,000
	$ 36,000	$ 2,587,000	$ (469,000)

The 2006 provision, due to continuing domestic tax losses, included domestic state tax provisions, which reflect mostly minimum state tax liabilities in the states that the Company files, as well as benefits recorded and reversal of certain tax reserves previously established, in connection with the finalization of tax audits. The consolidated 2006 provision also included taxes on the combined taxable income of the Company's foreign subsidiaries, which was impacted by the benefits of the CPAC Asia tax holiday in Thailand, the utilization of CPAC Africa's net operating loss carryforward, and expense related to valuation allowances set up against domestic, CPAC Europe's, and CPAC Asia's net deferred tax assets.

In addition, in 2006 the Company recorded a deferred tax asset of approximately $1,244,000 in relation to the write-off of its investment in TURA of approximately $3,191,000. The deferred tax asset was recorded due to the determination by the Company that it will recognize the loss on the investment for tax purposes in the foreseeable future. The loss, when recognized, will qualify as a capital loss, which can only be used to offset capital gains and can be carried back three years and forward five years. The Company also recorded a fully offsetting valuation allowance against this deferred tax asset; because, at this time, the Company determined that it is more likely than not that the benefit will not be realized.

In 2005, the Company, after evaluating the October 22, 2004 American Jobs Creation Act of 2004 (the "Act"), determined that certain previously unremitted earnings related only to its wholly-owned foreign subsidiary, CPAC Asia Imaging Products Limited, would be repatriated. The repatriation took advantage of the provision in the Act that allowed for a one-time tax dividend received deduction of 85% of the foreign earnings remitted by foreign subsidiaries to U.S. parent companies through December 31, 2005. In March of 2005, CPAC Asia paid a special dividend of $2,297,000 payable to CPAC, Inc., with the Company recording the resulting federal tax liability of approximately $117,000 in its 2005 tax provision, after the one-time deduction.

Retained earnings of the Company's foreign subsidiaries were approximately $6,008,000 and $4,368,000 at March 31, 2006 and 2005. Deferred taxes have not been provided on such undistributed earnings, as they are considered to be permanently reinvested, and the Company does not plan to initiate any action that would require the payment of income taxes on these earnings. It is not practicable to estimate the amount of additional tax that might be payable on this foreign income if distributed.

CPAC Asia was granted certain exemptions from corporate income tax by Thailand's Board of Investment Promotion, based on manufacturing of photographic solutions and exporting certain levels of manufactured products. The exemption commenced in fiscal 2000 and expires in August 2006 subject to meeting certain terms and conditions. The net impact of the holiday was to increase net income by approximately $403,000 ($.08 per diluted share), $371,000 ($.08 per diluted share), and $306,000 ($.06 per diluted share), respectively, for fiscal 2006, 2005, and 2004.

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at March 31, are as follows:

	2006	2005
Deferred tax assets:
Current:
Accounts receivable	$ 390,000	$ 234,000
Inventory	316,000	439,000
Compensation related accruals	311,000	374,000
Other	85,000	83,000
	1,102,000	1,130,000
Noncurrent:
Investment	1,244,000	200,000
Deferred compensation	996,000	967,000
Foreign NOL carryforward	296,000	417,000
Domestic NOL carryforward	634,000	135,000
Intangibles	1,710,000	2,040,000
Other	103,000	41,000
	4,983,000	3,800,000

Total deferred tax assets	6,085,000	4,930,000
Less valuation allowance	(4,861,000)	(3,335,000)
	1,224,000	1,595,000

Deferred tax liabilities:
Noncurrent:
Property, plant and equipment	(733,000)	(1,001,000)
Deferred investment earnings	(252,000)	(240,000)
Other	(3,000)	--
	(988,000)	(1,241,000)

Net deferred tax assets	$ 236,000	$ 354,000

In the fourth quarter of fiscal 2005, the Company determined that a valuation allowance against its domestic net deferred tax assets was required. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), requires the Company to exercise judgement about its future results in assessing the realizability of our deferred tax assets. SFAS No. 109 requires that greater weight be given to previous cumulative losses than the outlook for future profitability when determining whether deferred assets can be used. Due to the evidence of cumulative losses incurred over the last three years, the Company determined that the likelihood of realization of certain domestic deferred tax assets was uncertain and recorded a valuation allowance of $3,215,000 in the fourth quarter of fiscal 2005, to reduce the net deferred tax assets to approximately $354,000.

During the first quarter of fiscal 2006, the Company determined that a valuation allowance was needed against foreign net operating loss carryforwards of CPAC Europe and recorded as such. In addition, with the tax holiday expiring in Thailand in August 2006, a valuation allowance was recorded against a deferred tax asset for a certain receivable balance in CPAC Asia, written off for financial statement purposes, but not yet deducted for tax purposes, due to the uncertainty as to the ultimate success in obtaining regulatory approval to make a claim to deduct this bad debt. When each of the domestic and CPAC Europe operating results demonstrates sustained profitability or the Company is able to develop tax planning strategies that generates sufficient taxable income, adjustments to the related valuation allowances may be required and could affect future net income.

At March 31, 2006, the Company has approximately $800,000 in foreign net operating loss carryforwards in CPAC Africa, which can be carried forward indefinitely, and are expected to be fully utilized. The Company also has approximately $1,865,000 in U.S. net operating loss carryforwards, which can be carried forward for 20 years and begin to expire on March 31, 2025. The Company also has foreign net operating losses of approximately $168,000 in CPAC Europe, which can be carried forward indefinitely. The Company also has general domestic capital loss carryforwards of approximately $176,000, which can be carried forward for 5 years, and has domestic alternative minimum tax credits of approximately $42,000, which can be carried forward indefinitely.

11 - COMMITMENTS

Royalty Agreement

The Company has a license agreement with an unrelated third party to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products in the U.S., Puerto Rico, and Canada, over the life of the agreement which expires, unless terminated earlier, on March 31, 2010. The Company is required to pay royalties equal to the greater of $325,000 per year or a maximum of 3% of the net selling price of products sold under the licensing agreement. Total royalties paid in 2006, 2005, and 2004 were $325,000 per year. The Company recorded a liability equal to the net present value of the minimum, annual royalty payments, and capitalized the value of the license agreement, which is being amortized over the contract period. The obligation recorded at March 31, 2006 and 2005 was $912,704 and $1,068,654, respectively, and is included in other liabilities.

Lease Agreements

The Company leases certain facilities and equipment under operating leases, which expire at various dates through 2010. Some of the leases contain renewal options. Rent expense for the years ended March 31, 2006, 2005, and 2004 was $1,364,000, $1,435,000, and $1,506,000, respectively.

The above leases have been classified as operating leases in accordance with the provisions of the Statement of Financial Accounting Standards No. 13. The future minimum rental payments required under the leases for the fiscal years ended subsequent to March 31, 2006 are as follows:

2007	$ 1,170,546
2008	962,349
2009	743,922
2010	115,743
2011	--
$ 2,992,560

Other Matters

The Company and its subsidiaries are parties to various environmental issues, legal actions, and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

12 - SEGMENT INFORMATION

Business Segments

For purposes of financial reporting, the Company operates in two industry Segments: the Fuller Brands Segment, which is involved in developing, manufacturing, distributing, and marketing branded consumer and commercial cleaning and personal care products in North America and internationally, and the CPAC Imaging Segment, which includes the Company's color photographic, health care, and graphic arts imaging operations in the United States, Belgium, China, Italy, South Africa, and Thailand. The products of each Segment are manufactured and marketed both in the U.S. and in other parts of the world. Sales between Segments are not material. Information concerning the Company's business Segments for 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Net sales to customers:
Fuller Brands	$ 51,700,953	$ 52,851,390	$ 52,101,111
Imaging	35,299,440	34,361,854	37,909,634
Total net sales to customers	$ 87,000,393	$ 87,213,244	$ 90,010,745
Operating income (loss):
Fuller Brands	$ 697,662	$ 1,264,218	$ 1,108,017
Imaging	765,317	(1,074,902)	(1,288,723)
	1,462,979	189,316	(180,706)
Corporate expense	(488,654)	(133,004)	(42,986)
Interest expense, net	(407,980)	(390,792)	(460,899)
Consolidated income (loss), before non-operating income (expense) and income taxes	$ 566,345	$ (334,480)	$ (684,591)
Identifiable assets:
Fuller Brands	$ 29,675,456	$ 28,862,451	$ 29,337,358
Imaging	21,714,710	21,006,212	24,530,706
Total segment assets	51,390,166	49,868,663	53,868,064
Corporate short-term investments	2,660,659	4,701,635	3,771,295
Net deferred income tax assets	163,964	282,863	3,409,177
Other corporate assets	3,830,359	4,686,627	3,684,150
Total consolidated assets	$ 58,045,148	$ 59,539,788	$ 64,732,686
Depreciation and amortization:
Fuller Brands	$ 1,202,693	$ 1,277,266	$ 1,370,297
Imaging	1,145,800	1,307,426	1,314,568
Total depreciation and amortization	$ 2,348,493	$ 2,584,692	$ 2,684,865
Capital outlays:
Fuller Brands	$ 333,668	$ 814,139	$ 763,731
Imaging	343,454	733,063	1,941,451
Total capital outlays	$ 677,122	$ 1,547,202	$ 2,705,182

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

Financial information relating to the Company's sales and long-lived assets by geographic area is as follows:

	2006	2005	2004
Net sales:
United States	$ 69,104,216	$ 70,690,342	$ 73,325,623
Foreign	17,896,177	16,522,902	16,685,122
	$ 87,000,393	$ 87,213,244	$ 90,010,745
Long-lived assets:
United States	$ 14,202,688	$ 15,198,324	$ 17,786,351
Foreign	3,162,857	3,823,165	4,386,414
	$ 17,365,545	$ 19,021,489	$ 22,172,765

Foreign operations are located in Belgium, China, Italy, South Africa, and Thailand. Net sales are reported in the geographic area in which they originate. Inter-area transfers are not material.

In addition, the Company's U.S. operations had total export sales for the years ended March 31, 2006, 2005, and 2004 of $1,948,626, $1,961,988, and $1,931,820, respectively.

13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the unaudited quarterly results of operations for each of the fiscal quarters in the years ended March 31, 2006 and 2005:
	Net Sales	Gross Profit	Net Income (Loss)	Per Share Income Basic(1)	Per Share Income Diluted(1)
2006 Quarters:
Fourth	$ 23,366,689	$ 9,920,985	$ 1,077,194	$ 0.22	$ 0.22
Third	19,752,858	8,473,425	(260,172)	(0.05)	(0.05)
Second	21,457,279	8,656,076	(213,151)	(0.04)	(0.04)
First	22,423,567	9,518,428	(139,070)	(0.03)	(0.03)
Total	$ 87,000,393	$ 36,568,914	$ 464,801	$ 0.09	$ 0.09

2005 Quarters:
Fourth	$ 22,445,360	$ 9,209,586	$ (4,002,477)	$ (0.81)	$ (0.81)
Third, as restated	20,385,359	8,617,478	(87,003)	(0.02)	(0.02)
Second, as restated	22,296,870	9,698,745	172,001	0.03	0.03
First, as restated	22,085,655	9,632,780	70,593	0.01	0.01
Total	$ 87,213,244	$ 37,158,589	$ (3,846,886)	$ (0.78)	$ (0.78)

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

Previously, as described in Item 9A of the Company's Form 10-K for the year ended March 31, 2005, the Company's Chief Executive Officer and Chief Financial Officer, respectively, informed the Board of Directors that, based upon their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by its annual report (Form 10-K), such disclosure controls and procedures were not effective, as a result of a material weakness in internal control over financial reporting. The material weakness related to the lack of appropriate senior management review over an inventory valuation calculation and spreadsheet which resulted in the restatement of the Company's previously filed unaudited consolidated financial statements for the periods ended June 30, 2004; September 30, 2004; and December 31, 2004 included in its respective Forms 10-Q.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2006 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that the material weakness in the Company's internal control over financial reporting involving appropriate senior management review over the inventory valuation calculation and spreadsheet was remediated at the end of the Company's third quarter of fiscal 2006 and as of March 31, 2006, and also concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2005, management implemented changes in the Company's internal control over financial reporting that have materially affected and are likely to materially affect, the Company's internal control over financial reporting. New controls and procedures were implemented to remediate our previously reported material weakness in internal control over financial reporting. Remediation actions included the development of a new spreadsheet and manual recomputation of the new spreadsheet for all interim periods in fiscal 2006. Management will apply these manual controls over the computation on a quarterly basis for all future periods and will document appropriate review and written approval by senior accounting management. In addition, management increased the levels of senior management review over interim financial information processed at the subsidiary locations, in an effort to prevent or detect misstatement of inventory or other accounts that could result in a material misstatement to the annual or interim financial statements.

Except as otherwise described above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.     OTHER INFORMATION.

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information concerning the directors and executive officers of the Company is hereby incorporated by reference to the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders of the Company, dated June 22, 2006, filed pursuant to Regulation 14A.

In addition to the executive officers named in the Proxy Statement, the Company employs the following key persons:

Steven E. Baune, President, CPAC Imaging, is 57 years old. Prior to his being hired as President effective May 28, 2002, he was the CEO of Coats North America, a division of Coats plc. Before Coats, he had a 26-year career in executive management consumer products (film, digital cameras) with Eastman Kodak Company. Mr. Baune holds an MBA in

Marketing/Finance from the Rochester (NY) Institute of Technology and a Bachelor of Science in Industrial Engineering from North Dakota State University.

Dennis Brinly, promoted to Chief Marketing Officer of The Fuller Brush Company, Inc. in March 2006, joined the company as Vice President of Sales & Marketing on December 2, 2002 and is 59 years old. Mr. Brinly brings 20 plus years of proven sales and marketing expertise to Fuller. During his career, he has directed sales and marketing for consumer product brands such as Coleman Powermate®, Poulan/Weed Eater®, and Homelite®. He holds a Master of Science degree from Chicago State University and Bachelor of Science degree from Missouri Valley College.

Brady Gros, Chief Operating Officer of The Fuller Brush Company, Inc. as of February 27, 2006 and Chief Financial Officer and Vice President of Finance of The Fuller Brush Company, Inc. as of January 1, 1996, is 40 years old. Prior to joining Fuller Brush in 1990, Mr. Gros was an Audit Manager for Peterson, Peterson & Goss in Wichita, KS. Mr. Gros holds a Bachelor of Business Administration degree in Accounting from The Wichita State University and is a Certified Public Accountant.

Stanley H. Gulbin, age 53, is President of CPAC Asia Imaging Products Limited, since December 16, 1998. Prior to joining CPAC in 1996, Mr. Gulbin had 17 years experience in the photographic industry, including all aspects of foreign and domestic sales and marketing. After joining CPAC in 1996, his duties were expanded to include international marketing and establishing CPAC's manufacturing facility in Asia and recently China.

Brad A. Hendrickson, age 43, was appointed President, CPAC Imaging, Americas, effective May 16, 2002. He was previously President of Allied Diagnostic Imaging Resources, Inc. He began his career with CPAC in 1986 and has held several sales and marketing management positions including National Accounts Manager and Vice President of National Sales for Allied. A graduate of the University of Wisconsin with a Bachelor of Science in Economics, Mr. Hendrickson received an MBA from Emory University in Atlanta.

Thomas C. LeBlanc, age 55, became Executive Vice President, Worldwide Operations and Strategic Planning for CPAC Imaging on February 2, 2004, due to management team realigning. Prior to that Mr. LeBlanc was President of Allied Diagnostic Imaging Resources, Inc. effective May 28, 2002, after joining Allied as Executive Vice President in November 1998. Mr. LeBlanc holds an MBA from Emory University, Atlanta, Georgia, and a Bachelor of Science in Chemical Engineering from the University of Southwestern Louisiana.

Fernando Morthera A., age 49, was named President of Stanley Home Products effective July 28, 2003. Prior to joining Stanley, Mr. Morthera worked for Avon and for House of Fuller in Mexico (a division of Sara Lee). He has more recently served as Marketing Vice President for Tupperware, Latin America, and Managing Director for Tupperware, Spain, where he was responsible for reversing a declining trend in both sales and profits and steadily increased market penetration of distributors and independent consultants. In October 2000 he was appointed Senior Vice President, Global Marketing, for Beauticontrol, Inc., a direct seller of beauty and nutritional products that had been acquired by Tupperware, successfully opening the Mexican market and building a new field sales organization. Mr. Morthera holds an MBA from The Instituto Tecnologico Autonomo de Mexico (ITAM) in Mexico City and a degree in Industrial Design from Mexico's Anahuac University.

Jeff Ray, Vice President of Operations of The Fuller Brush Company, Inc. as of September 23, 2002, is 59 years old. Mr. Ray has over 28 years of experience demonstrating continuous improvements in materials, logistics, and manufacturing in a variety of industries including automotive, electronics, construction equipment, distribution, and pharmaceutical. Mr. Ray holds a Bachelor of Science in Economics and Business Administration from Park University in Parkville, Missouri.

Item 11.     EXECUTIVE COMPENSATION.

Information regarding executive compensation is hereby incorporated by reference to the same caption in the Company's 2006 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The stock ownership of each person known to CPAC to be the beneficial owner of more than 5% of its Common Stock and the stock ownership of all directors and officers of CPAC as a group are hereby incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2006 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A. The beneficial ownership of CPAC Common Stock of all directors of the Company is hereby incorporated by reference to the caption "Security Ownership of Certain Beneficial

Owners and Management" in the Company's 2006 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is hereby incorporated by reference to the captions "Election of Directors" and "Committee Reports" in the Company's 2006 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14.     PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

Information regarding principal accountants fees and services is hereby incorporated by reference to the "Independent Registered Public Accounting Firm's Fees and Services" caption in the Company's 2006 Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following financial statements of the Company are included as a part of the report:
	1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2006 and 2005
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended March 31, 2006, 2005, and 2004
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
	2.	Financial Statement Schedules:
Schedule II, Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended March 31, 2006, 2005 and 2004
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
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
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1994, and amended by Letter of Extension and Increase dated October 29, 1996, incorporated herein by reference to Form 10-Q for the period ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, incorporated herein by reference to Form 10-Q for the period ended December 31, 1996, and further amended by Agreement dated September 12, 1997, incorporated herein by reference to Form 10-Q for the period ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, incorporated herein by reference to Form 10-Q for the period ended June 30, 1998, and further amended by Agreement dated April 27, 2000, incorporated herein by reference to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, incorporated herein by reference to Form 10-Q for the period ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-Q for the period ended September 30, 2004, and further amended by Third Amendment to Restated Loan and Security Agreement and Waiver dated August 23, 2005, incorporated herein by reference to Form 10-Q for the period ended September 30, 2005, and further amended by Fourth Amendment to Restated Loan and Security Agreement and Waiver filed as Exhibit 4.1 to Form 10-K for the period ended March 31, 2006

4.2

Bank Letter dated June 10, 2005 in connection with the Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2005

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

	10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004
11.	Statement regarding computation of per share earnings
12.	Statement regarding computation of ratios
13.	Annual report to security holders, Form 10-Q or quarterly report to security holders
14.	Code of ethics
16.	Letter regarding change of certifying accountant
18.	Letter regarding change in accounting principles
21.	Subsidiaries of the registrant
	21.1	Subsidiaries of the registrant
22.	Published report regarding matters submitted to vote of security holders

	23.	Consent of experts and counsel
		23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm
	24.	Power of attorney
	31.	Rule 13a-14(a)/15d-14(a) Certifications
		31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer
		31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer
	32.	Section 1350 Certifications
	99.	Additional exhibits
(c)	Financial Statement Schedules.
Schedule II
CPAC, INC. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE FISCAL YEARS ENDED MARCH 31, 2006, 2005 AND 2004
		Additions
	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2006:
Allowance for doubtful accounts	$ 1,557,000	$ 184,000	0	$ (178,000)	$ 1,563,000
Inventory reserve	1,170,000	30,000	0	(163,000)	1,037,000
Deferred tax assets valuation allowance	3,335,000	1,526,000	0		4,861,000
2005:
Allowance for doubtful accounts	$ 1,542,000	$ 351,000	0	$ (336,000)	$ 1,557,000
Inventory reserve	1,350,000	134,000	0	(314,000)	1,170,000
Restructuring reserves	141,000	0	0	(141,000)	0
Deferred tax assets valuation allowance	0	3,215,000	120,000	0	3,335,000
2004:
Allowance for doubtful accounts	$ 1,450,000	$ 351,000	0	$ (259,000)	$ 1,542,000
Inventory reserve	1,163,000	457,000	0	(270,000)	1,350,000
Restructuring reserves	0	1,275,000	0	(1,134,000)	141,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPAC, INC. (Registrant)

Date June 28, 2006	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date June 28, 2006	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer, and Director

Date June 28, 2006	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer, Acting Chief Executive Officer, and Director

Date June 28, 2006	By	/s/ Robert Oppenheimer Robert Oppenheimer, Director

Date June 28, 2006	By	/s/ Jerold L. Zimmerman Jerold L. Zimmerman, Ph.D., Director

Date June 28, 2006	By	/s/ Stephen J. Carl Stephen J. Carl, Esq., Director

Date June 28, 2006	By	/s/ José J. Coronas José J. Coronas, Director

Date June 28, 2006	By	/s/ William M. Carpenter William M. Carpenter, Director

Date June 28, 2006	By	/s/ Wendy F. Clay Wendy F. Clay, Vice President, Administration

Date June 28, 2006	By	/s/ James W. Pembroke James W. Pembroke, Corporate Secretary and Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation
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
	4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1994, and amended by Letter of Extension and Increase dated October 29, 1996, incorporated herein by reference to Form 10-Q for the period ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, incorporated herein by reference to Form 10-Q for the period ended December 31, 1996, and further amended by Agreement dated September 12, 1997, incorporated herein by reference to Form 10-Q for the period ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, incorporated herein by reference to Form 10-Q for the period ended June 30, 1998, and further amended by Agreement dated April 27, 2000, incorporated herein by reference to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, incorporated herein by reference to Form 10-Q for the period ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-Q for the period ended September 30, 2004, and further amended by Third Amendment to Restated Loan and Security Agreement and Waiver dated August 23, 2005, incorporated herein by reference to Form 10-Q for the period ended September 30, 2005, and further amended by Fourth Amendment to Restated Loan and Security Agreement and Waiver filed as Exhibit 4.1 to Form 10-K for the period ended March 31, 2006

			55
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

			N/A
	10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004	N/A
14.	Code of ethics		N/A
21.	Subsidiaries of the registrant
	21.1	Subsidiaries of the registrant	66
23.	Consent of experts and counsel
	23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm	67
31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	68
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	69
32.	Section 1350 Certifications		70