Form 10-Q
period 2006-06-30
CPAC INC
filed 2006-08-11
CIK 351717

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 000-09600

CPAC, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0961040 (I.R.S. Employer Identification No.)
2364 Leicester Road, P. O. Box 175, Leicester, New York 14481
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

Yes [ X ] No [ ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at June 30, 2006
Common Stock, $.01 par value	4,946,774

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
781,300

CPAC, INC. AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED

ASSETS	June 30, 2006	March 31, 2006
Current assets:
Cash and cash equivalents	$ 7,434,106	$ 6,188,060
Accounts receivable (net of allowance for doubtful accounts of $1,649,000 and $1,563,000, respectively)	11,551,783	11,885,074
Inventory, net	20,632,469	20,135,361
Prepaid expenses and other current assets	1,221,885	2,055,795
Deferred tax assets, current	195,757	176,069
Total current assets	41,036,000	40,440,359
Property, plant and equipment, net	13,392,039	13,595,372
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,740,000 and $1,687,000, respectively)	580,291	617,387
Deferred tax assets, net	224,161	239,244
Other assets	2,898,614	2,960,360
	$ 58,323,531	$ 58,045,148
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 220,425	$ 238,624
Accounts payable	5,040,184	5,867,766
Accrued payroll and related expenses	1,729,310	1,422,294
Accrued income taxes payable	97,408	--
Other accrued expenses and liabilities	2,616,512	2,873,002
Total current liabilities	9,703,839	10,401,686
Long-term debt, net of current portion	6,515,416	6,519,149
Deferred tax liabilities, net	197,138	179,469
Other long-term liabilities	4,053,657	4,097,586
Minority interests	294,934	284,564
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares	50,321	50,321
Additional paid-in capital	9,620,906	9,613,906
Retained earnings	27,946,302	27,221,064
Accumulated other comprehensive income	531,206	267,591
	38,148,735	37,152,882
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	37,558,547	36,562,694
	$ 58,323,531	$ 58,045,148

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
UNAUDITED

	2006	2005
Net sales	$ 23,934,767	$ 22,423,567
Costs and expenses:
Cost of sales	13,689,315	12,905,139
Selling, administrative and engineering expenses	8,652,826	9,254,150
Research and development expense	197,973	232,752
Interest expense, net	114,663	99,113
	22,654,777	22,491,154
Income (loss) before non-operating income (expense) and income taxes	1,279,990	(67,587)
Non-operating items:
Minority interests	(10,370)	(4,483)
	(10,370)	(4,483)
Income (loss) before income tax	1,269,620	(72,070)
Provision for income tax	198,000	67,000
Net income (loss)	$ 1,071,620	$ (139,070)
Net income (loss) per common share:
Basic net income (loss) per share	$ 0.22	$ (0.03)
Diluted net income (loss) per share	$ 0.22	$ (0.03)
Average common shares outstanding:
Basic	4,946,774	4,946,774
Diluted	4,946,774	4,946,774
Comprehensive income (loss):
Net income (loss)	$ 1,071,620	$ (139,070)
Other comprehensive income (loss)	263,615	(314,436)
Comprehensive income (loss)	$ 1,335,235	$ (453,506)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
UNAUDITED

	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 1,071,620	$ (139,070)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	494,310	563,810
Amortization of intangible assets	38,125	38,542
Deferred income taxes	12,000	4,000
Minority interest in consolidated foreign subsidiaries	10,370	4,483
Stock-based compensation expense	7,000	--
Changes in assets and liabilities:
Accounts receivable	378,646	(602,660)
Inventory	(416,101)	(293,128)
Income taxes, net	873,696	1,085,628
Accounts payable	(807,793)	301,104
Accrued expenses and liabilities	67,589	(270,724)
Other changes, net	107,567	(199,531)
Total adjustments	765,409	631,524
Net cash provided by operating activities	1,837,029	492,454
Cash flows from investing activities:
Purchase of property, plant and equipment	(238,397)	(212,148)
Net cash used in investing activities	(238,397)	(212,148)
Cash flows from financing activities:
Repayment of long-term borrowings	(14,272)	(113,901)
Payment of cash dividends	(346,382)	(346,382)
Net cash used in financing activities	(360,654)	(460,283)
Effect of exchange rate changes on cash	8,068	(4,665)
Net increase (decrease) in cash and cash equivalents	1,246,046	(184,642)
Cash and cash equivalents -- beginning of period	6,188,060	7,710,031
Cash and cash equivalents -- end of period	$ 7,434,106	$ 7,525,389

The accompanying notes are an integral part of the financial statements.

CPAC, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

Unaudited

  1 -- CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets, the consolidated statements of operations and comprehensive income, and the consolidated statements of cash flows for the interim periods presented have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented (which include only normal recurring adjustments), have been made. The balance sheet at March 31, 2006 has been taken from the audited financial statements as of that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2006 Annual Report to Shareholders. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

  2 -- INVENTORY

Inventory net of reserves is summarized as follows:

	June 30, 2006	March 31, 2006
Raw materials and purchased parts	$ 8,660,796	$ 8,451,264
Work-in-process	1,302,765	1,271,515
Finished Goods	10,668,908	10,412,582
	$ 20,632,469	$ 20,135,361

  3 -- GOODWILL AND INTANGIBLE ASSETS

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets," which requires an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. At June 30, 2006 and March 31, 2006, all of the recorded goodwill pertained to the Imaging Segment and amounted to $192,426.

At June 30, 2006, other intangible assets consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The original cost pertaining to this intangible at June 30, 2006 and March 31, 2006 was $2,250,000, while accumulated amortization at June 30, 2006 and March 31, 2006 was $1,687,500 and $1,650,000, respectively. Annual amortization of the license is $150,000, which will continue until expiration date. Other amortizable, intangible assets and their related amortization expense are not material.

  4 -- DEBT

On June 21, 2006, the Company entered into an agreement with Bank of America (BOA), whereby the Bank issued the "Fourth Amendment to Restated Loan and Security Agreement and Waiver." This Agreement amended the Company's June 10, 2005 agreement with Bank of America, including waiving certain past "Events of Default," as well as resetting future covenant requirements for subsequent quarterly financial reporting periods. The Agreement, which matures on October 31, 2007, provides for maximum borrowing capacity under the facility of $3,000,000, at an interest rate of the 30-day LIBOR rate plus 1.25% to 2.00%, based on funded debt to EBITDA parameters. The Agreement also continues to require the Company to meet various debt covenants, including minimum deposit liquidity, minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures and amounts spent on acquisitions, and contains a provision related to the letter of credit that BOA provided (maturing on October 31, 2007) that collateralizes the $6,000,000 Industrial Revenue Bonds, which are scheduled to mature in June 2009. Although the Company did not borrow under the line of credit during the first quarter of fiscal 2007, it was in compliance with all applicable covenants, and as such, continues to classify the Industrial Revenue Bonds as long-term at June 30, 2006. The new Agreement requires a fee of $275,000 a quarter starting at September 30, 2006. The Company is currently in discussions to replace the current financing Agreement with alternative borrowing arrangements that would provide more flexibility, based on current day-to-day working capital needs.

  5 -- INCOME TAXES

Income (loss) before income taxes for the three months ended June 30 were as follows:

	2006	2005
U.S.	$ 925,864	$ (156,034)
Foreign	343,756	83,964
	$ 1,269,620	$ (72,070)

Provisions for income taxes and effective tax rates for the three months ended June 30 were as follows:

	2006	2005
Provision for income taxes	$ 198,000	$ 67,000
Effective tax rate	15.6%	(93.0%)

For the first quarter ended June 30, 2006, the tax provision and resulting effective rate reflect the tax expense related to CPAC Asia Imaging Products Limited profits, due to the expiration of the seven-year tax holiday in fiscal 2007, as well as the continued tax benefit realized from the utilization of CPAC Africa's net operating loss carry forward. In addition, it reflects assumed, continued profitability of CPAC Europe and CPAC Italia, as well the impact of not recording tax on expense on income generated in the U.S., other than minimum state income taxes, due to the existence of a full valuation allowance on the Company's domestic deferred tax assets.

For the first quarter ended June 30, 2005, the Company's consolidated tax provision and effective rate reflected the recognition of a valuation allowance on the deferred tax assets of CPAC Europe, due to continuing losses. In addition, the domestic provision was impacted by not recording tax benefits (expenses) on losses (income) generated in the U.S. (other than minimum state income taxes), due to continuing losses, which necessitated a valuation allowance to be established in the fourth quarter of fiscal 2005.

  6 -- STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004),"Share-Based Payment" (SFAS 123 (R)), which replaces SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS 123), and supersedes Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" (APB). SFAS (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value. The Company implemented the provisions of SFAS 123(R) on April 1, 2006 following the modified-prospective transition method and accordingly began expensing share-based payments in the first quarter of fiscal 2007. In accordance with the modified-prospective transition method of SFAS 123(R), the Company has not restated prior periods.

The Company maintains an Executive Long-Term Stock Investment Plan (the Plan) for key employees, which allows issuance of incentive stock options, nonqualified stock options, reload options, and restricted performance shares. The Plan has reserved for issuance to key employees 350,000 shares of the Company's common stock to be granted based on specific performance goals or issued directly, subject to the possibility of forfeiture and without cash consideration. Options are granted at the fair market value of the stock at the date of grant. Upon exercise, an employee granted an option under the Plan may pay for the Company's stock either with cash or with Company stock already owned by the employee, valued at the fair market value of the stock on the exercise date. The term of the option is determined by the Compensation Committee (the Committee), with most grants having terms of ten years (five years in the case of a greater than 10% shareholder). The options generally may be exercised in cumulative annual increments of the greater of 25% or 2,500 shares commencing one year after the date of the grant.

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

As of June 30, 2006, total options outstanding are summarized as follows:

	Shares	Range of Option Price Per Share
Options outstanding -- March 31, 2006	860,800	$ 5.01	--	$ 11.63
Exercised	0
Expired	(79,500)	5.06	--	11.56
Granted	0		--
Options outstanding -- June 30, 2006	781,300	$ 5.01	--	$ 11.63

Options exercisable:
June 30, 2006	745,300	$ 5.01	--	$ 11.63

Included in the "expired" options amount shown above were 31,250 options that were forfeited before vesting, 28,750 options that were vested but canceled, due to employees no longer working for the Company, and 19,500 options that expired.

The following table summarizes information about options outstanding at June 30, 2006:

Year Granted	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of Options	Number Exercisable	Weighted Average Exercise Price
1997	39,000	0.40	$4.11	39,000	$10.15
1998	79,500	1.40	4.02	79,500	11.64
1999	87,000	2.20	3.80	87,000	10.14
2000	99,000	3.20	2.45	99,000	7.56
2001	44,500	4.20	2.15	44,500	6.77
2002	189,800	5.40	1.72	189,800	6.33
2003	34,000	6.70	1.54	34,000	6.46
2004	149,000	7.20	0.76	132,000	5.52
2005	12,000	8.40	0.65	8,000	5.30
2006	47,500	9.20	0.46	32,500	5.04
Totals	781,300	4.70	--	745,300	$ 7.42

The fair values of these options were estimated at grant date using the Black-Scholes option pricing model. No options were granted during the three months ended June 30, 2006. Compensation expense related to previously issued stock options, included in selling, general, and engineering expenses was approximately $7,000 for the three months ended June 30, 2006. Due to the Company's domestic operation's full valuation allowance, no income tax benefit was recorded. As of June 30, 2006, the unrecognized compensation expense related to non-vested fixed stock options, to be recognized over the next 12 to 24 months, is approximately $24,000.

Prior to adopting SFAS No. 123(R), the Company applied the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123(R), net income and diluted earnings per share for the three months ended June 30, 2005 would have been as follows:

2005
Net income (loss) as reported	$ (139,070)
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	25,000
Proforma net income (loss)	$ (164,070)
Net income (loss) per common share:
Basic -- as reported	$ (0.03)
Basic -- proforma	$ (0.03)
Diluted -- as reported	$ (0.03)
Diluted -- proforma	$ (0.03)

The fair value of these options was estimated at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life	5 years
Historical volatility	16%-18%
Risk free rate of return	3.8%-4.0%
Expected dividend yield	5.5%-5.6%

  7 -- GUARANTEES

The Company guarantees the following debt and other obligations for some of its subsidiaries under agreements with banks: a standby letter of credit issued by Bank of America for $6.2 million is used by the Company to collateralize The Fuller Brush Company, Inc.'s Industrial Revenue Bonds.

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

	Three Months Ended June 30,
	2006	2005
Basic weighted average number of shares outstanding	4,946,774	4,946,774
Effect of dilutive stock options	--	--
Dilutive shares outstanding	4,946,774	4,946,774

For the three months ended June 30, 2006, unexercised stock options to purchase 781,300 shares of the Company's common stock were not included in the computation of diluted earnings per share, because the exercise prices of these options were greater than the average market price of the Company's commons stock during the period. These options, issued at various dates during fiscal 1997 to fiscal 2006, are still outstanding at the end of the period.

For the three months ended June 30, 2005, unexercised stock options to purchase 1,009,911 shares of the Company's stock were not included in the computation of earnings per share, because they would have been anti-dilutive, due to the net loss incurred by the Company.

  9 -- COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments.

10 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands Segment and the CPAC Imaging (Imaging) Segment. Information concerning the Company's business Segments' net sales and income before non-operating income (expense) and income taxes for the quarters and three months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,
	2006	2005
Net sales to customers:
Fuller Brands	$ 15,420,734	$ 14,494,155
Imaging	8,514,033	7,929,412
Total net sales to customers	$ 23,934,767	$ 22,423,567
Operating income (loss):
Fuller Brands	$ 1,333,275	$ 356,814
Imaging	113,655	(241,462)
	1,446,930	115,352
Corporate expense	(52,277)	(83,826)
Interest expense, net	(114,663)	(99,113)
Income (loss) before non-operating expense and income taxes	$ 1,279,990	$ (67,587)

Sales between Segments are not material.

Information concerning the identifiable assets of the Company's business Segments at June 30, 2006 and March 31, 2006 are as follows:

	June 30, 2006	March 31, 2006
Identifiable assets:
Fuller Brands	$ 30,659,125	$ 29,675,456
Imaging	21,110,549	21,714,710
Total identifiable assets of the segment	51,769,674	51,390,166
Corporate short-term investments	3,407,117	2,660,659
Other corporate assets	3,146,740	3,830,359
Total consolidated assets	$ 58,323,531	$ 57,881,184

11 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

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

Net Sales

The Company's net sales increased 6.7% for the three months ended June 30, 2006, as compared to the same period last year (increased 7.7%, excluding the impact of foreign currency exchange).

For the Fuller Brands Segment [consisting of The Fuller Brush Company, Inc. (Fuller Brush); Stanley Home Products (Stanley); and Cleaning Technologies Group (CTG)], net sales for the three months ended June 30, 2006, as compared to the same period last year increased 6.4%.

Fuller Brush sales increased 11.7% for the three months ended June 30, 2006, as compared to the same period last year. An increase of sales into the television home shopping network distribution channel of approximately $700,000 or 36% during the quarter contributed to the strong first quarter results of the division and Segment. Sales into the retail marketplace, as well as custom brush sales, increased during the quarter, offset somewhat by declines in private label and direct selling channel sales. Fuller Brush sales into the home shopping distribution channel are dependent on the product seasonality of on-air television scheduling and from time-to-time may experience sales fluctuations based on unexpected changes to those schedules. While the division expects fiscal 2007 sales into that channel to remain strong, increases over the next several quarters are not expected to be of the same magnitude experienced in the first quarter.

Stanley's net sales decreased 5.2% for the three months ended June 30, 2006, as compared to the same period last year. While compensation plan changes for the division's independent sales representatives continued to be introduced in additional sales territories, they have not yet resulted in helping to stem the decline in number of representatives, the results of which are lower sales compared to prior periods. The Company continues to believe that its best opportunity for improving the current Stanley Home Products business requires, among other things, increasing independent sales representatives' head count, further compensation plan changes, new product introductions, as well as other incentive-type promotional programs necessary to increase recruitment and retention of independent sales representatives.

CTG's net sales for the three months ended June 30, 2006 increased 6.2%, as compared to the same period last year. Increased national accounts business gained in fiscal 2006's fourth quarter, along with strong seasonal distribution business in the first quarter, contributed to the quarter-over-quarter increases. The Company believes that its national account business should remain strong over the next several quarters, which should help to offset the traditional seasonal distribution business, which historically slows during the Company's third and fourth quarters. While CTG continues to actively pursue additional national account business, it also remains committed in its search for business partners to strengthen its position in the commercial cleaning marketplace.

In the Imaging Segment, net sales increased 7.4% for the three months ended June 30, 2006, as compared to the same period in fiscal 2006 (increased 10.1%, excluding the impact of foreign currency exchange). During this year's first quarter, domestic sales of medical imaging and photographic chemistry were flat, as compared to the first quarter last year, while domestic equipment sales were down approximately 6%. However, significant international sales increases in this year's first quarter contributed to the strong showing of the combined Imaging Segment (see Foreign Operations section for additional information).

The Company remains optimistic with the recent sales performance of its Imaging entities, when comparing their results to other industry competitors. The Company has recently negotiated several short-term agreements with other imaging companies for domestic distribution and manufacture of their traditional imaging products. While accurate estimates of revenues and profits resulting from these agreements are still being determined, these agreements provide some assurance that the Segment's strategy is viable. That strategy involves providing outsource opportunities to other domestic and foreign companies exiting the traditional photochemical markets. The Company believes its Imaging companies are positioned geographically and strategically to obtain this business. While its international Imaging companies have enjoyed the largest sales and operating income increases over the last 9 to 12 months, the Company remains diligent in pursuing additional manufacturing for its domestic chemical operation, while at the same time improving their manufacturing efficiencies, which should allow for improved domestic profitability.

Gross Margins

Consolidated gross margins were 42.8% for the quarter ended June 30, 2006, as compared to 42.0% for the year ended March 31, 2006 and 42.4% for the quarter ended June 30, 2005, respectively.

Gross margins in the Fuller Brands Segment were 49.2% for the quarter ended June 30, 2006, as compared to 47.7% for the year ended March 31, 2006, and 47.6% for the quarter ended June 30, 2005, respectively. The increase in sales to a home shopping network customer at Fuller Brush, combined with strong increases in CTG's national account business, provided increased volume in the Segment's Great Bend, Kansas, manufacturing facility, which improved gross margins during the quarter. However, the Segment continues to be impacted by material and fuel cost increases, which may continue to pressure future gross margins, if they are unable to be passed on to end-user customers, due to the competitive nature of many of the channels the Segment operates in.

Gross margins in the Imaging Segment were 31.3% for the quarter ended June 30, 2006, as compared to 33.8% for the year ended March 31, 2006, and 33.0% for the quarter ended June 30, 2005, respectively. Although sales increases in the Segment's international operations have helped to slow the margin decline, reduced production volume and lower margin sales continue to impact the Segment's domestic operations, contributing to the gross margin declines, as compared to earlier periods. To offset continued increases in raw material and fuel costs, the Company is aggressively pursuing outsource manufacturing opportunities to increase production throughput in its facilities. In addition, the Company continues to study the possibility of increasing production, domestically and internationally, by manufacturing other imaging products or other types of chemical products in future periods.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs for the quarter ended June 30, 2006 were 36.1% of net sales, versus 40.0% and 41.3% for the year ended March 31, 2006 and the quarter ended June 30, 2005, respectively.

For the Fuller Brands Segment, selling, administrative, and engineering expenses for the quarter ended June 30, 2006 declined to 39.6% of net sales, as compared to 45.2% and 44.0% for the year ended March 31, 2006 and quarter ended June 30, 2005, respectively. The decrease in the percentage of selling, administrative, and engineering expenses to net sales for the first quarter of fiscal 2007, as compared to previous periods, reflects the impact of late fiscal 2006 reductions in fixed expenses, including reduced employee and other fixed costs.

In the Imaging Segment, selling, administrative, and engineering costs for the quarter ended June 30, 2006 were 29.2% of net sales, versus 30.9% and 35.2% for the year ended March 31, 2006 and the quarter ended June 30, 2005, respectively. The decrease in the expense as a percentage of net sales in the current quarter, as compared to previous periods, reflects continued efforts to reduce costs at all Imaging operations. Expenses at the Segment's domestic operation in Norcross, Georgia, led the expense reduction effort with gross selling, general, and engineering expenses declining approximately $350,000 quarter over quarter.

During the quarter ended June 30, 2006, corporate expenses decreased as compared to the prior year's first quarter, due to the absence of certain one-time expenses that occurred in fiscal 2006.

Research and Development Expenses

Research and development expenses, as a percentage of sales, was 0.8% for the quarter ended June 30, 2006, as compared to 1.0% for the year ended March 31, 2006, and the same quarter last year. In gross dollars, for the quarter ended June 30, 2006 versus June 30, 2005, Fuller Brands' research and development expenses were lower, while in the Imaging Segment expenses were relatively flat. The Company expects research and development expenses to remain in the 0.8 to 1.0% range through most of fiscal 2007.

In the Fuller Brands Segment, research and development priorities in 2007 will be directed towards development of new products for the retail and home shopping channel businesses, as well as enhancement of CTG's commercial cleaning product offerings, to compete in the highly-competitive janitorial sanitation business.

In the Imaging Segment, continued effort will be placed on developing easy-to-use prepackaged, chemical formulations and innovative wrap-around-programs, which can be offered when soliciting new business or working with former competitors of the Company, as an example of its worldwide capabilities in the Imaging marketplace. The Company intends to spend what is feasible to remain competitive in its mature markets.

Net Interest Expense

Net interest expense (interest expense less interest income) increased for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005, as a result of higher interest rates related to the Fuller IRB debt (interest is a variable, tax exempt rate).

Income Taxes

The Company recognized a net tax expense of $198,000 on pretax earnings of $1,269,620 for the three months ended June 30, 2006, as compared to a net tax expense of $67,000 on pretax losses of $(72,070) for the three months ended June 30, 2005.

The Company has estimated its 2007 annual effective tax rate on the consolidated earnings of the Company to be approximately 15.6%. Domestically, this rate reflects the impact of not recording tax provisions, other than minimum state income tax liabilities in the states the Company files, due to the existence of a full valuation allowance on the Company's domestic deferred tax assets. The valuation allowance on the domestic net deferred tax assets was initially recorded in the Company's fourth quarter of fiscal 2005 and was increased to reflect the Company's domestic operations taxable loss in fiscal 2006. The domestic losses for federal tax purposes can only be carried forward to offset future taxable income. As a result, the Company's full valuation allowance is expected to remain until appropriate levels of profitability are sustained, or the Company is able to develop tax planning strategies that enable it to conclude that it is more likely than not that its deferred tax assets are realizable. The rate also reflects the expiration of the Company's seven-year tax holiday in Thailand, which expires in the third quarter of fiscal 2007, as well as the continued utilization of CPAC Africa's net operating loss carry forward, which reduces its taxable income. The effective tax rate also assumes certain levels of profitability of the Company' Belgian and Italian operations, which will result in taxable income and overall tax expense for the year. The valuation allowance against CPAC Europe's net deferred tax assets, recorded in the first quarter of fiscal 2006, has been adjusted to reflect Belgian taxable income in the last six months of fiscal 2006 and expected CPAC Europe profits throughout fiscal 2007.

For the first quarter ended June 30, 2005, the Company's consolidated tax expense reflected the recognition of a valuation allowance on the deferred tax assets of CPAC Europe, due to continuing losses. In addition, the domestic provision was impacted by not recording tax benefits (expenses) on losses (income) generated in the U.S. (other than minimum state income taxes), due to continuing losses, which necessitated a valuation allowance to be established in the fourth quarter of fiscal 2005.

Net Income (Loss)

The Company's net income increased approximately $1,211,000 for the three months ended June 30, 2006, as compared to the comparable period last year, due to the strong performance of Fuller Brush and CTG in the Fuller Brands Segment, coupled with increased profitability of the Imaging Segment's international operations, and reduced losses in the domestic Imaging operations, as compared to the first quarter of fiscal 2006.

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

Combined net sales for the Company's operations in Belgium, China, Italy, South Africa, and Thailand for the three months ended in the first quarter of fiscal 2007, as compared to the same period in fiscal 2006, increased approximately $587,000 (18.2%) (increased approximately $801,000 (24.9%), excluding the impact of currency exchange). For the three months ended in the first quarter of fiscal 2007, CPAC Europe and Italia net sales combined increased 18.5%, as compared to the same period in fiscal 2006 (increased approximately 29.4%, excluding the impact of currency exchange). CPAC Asia and CPAC Imaging China's net sales increased $207,000 or 20.3% (increased approximately $221,000 or 29.7%, excluding the impact of currency exchange) for the three months ended in the first quarter of fiscal 2007, as compared to fiscal 2006. CPAC Africa's operations continued strong growth, with net sales increasing $61,000 or 12.8% (increased approximately $71,000 or 15.1%, excluding the impact of currency exchange), as compared to the same period in fiscal 2006.

Combined pretax profits for the three months ended in the first quarter of fiscal 2007, as compared to the similar period in fiscal 2006, increased approximately $266,000 or 326% (increased approximately $273,000 or 335%, excluding the impact of currency exchange). CPAC Europe and Italia pretax profits combined for the three months ended in the first quarter of fiscal 2007 increased approximately $184,000, as compared to the same period in fiscal 2006 (currency impact on combined pretax income was negligible). CPAC Africa's pretax profits increased approximately $19,000 (increased approximately $20,000, excluding the impact of currency exchange), for the three months ended in the first quarter of fiscal 2007, as compared to the similar period in fiscal 2006. CPAC Asia and CPAC Imaging China's pretax profits increased approximately $63,000 (increased approximately $68,000, excluding the impact of currency exchange), for the three months ended in the first quarter of fiscal 2007, as compared to the similar period in fiscal 2006.

Following the trends discussed above, the Company's international operations for the April 1st to June 30th 2006 period (results of the operations of the Company's foreign subsidiaries are consolidated and reported on a three-month lag) will show increased sales and pretax profits for all operations to be reported in the Company's second quarter of fiscal 2007. The Company continues to believe that the strong showing by its international units is the result of other worldwide imaging companies reducing their presence in the traditional silver halide imaging market, enabling the Company's international subsidiaries to gain additional business. Despite the continued expanding impact of digital imaging on the traditional imaging marketplace, the Company believes that in the short-term, it can operate with traditional products, servicing the remaining demand throughout Europe, Africa, Asia, and Australia.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At June 30, 2006, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not significant to the results of operations.

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

	For the Three Months Ended June 30,
	2006	2005
Cash provided by (used in):
Operating activities	$ 1,837	$ 492
Investing activities	(238)	(212)
Financing activities	(361)	(460)
Currency impact on cash	8	(5)
Net increase (decrease) in cash and cash equivalents	$ 1,246	$ (185)

Net cash provided by (used in) operating activities

Consolidated cash provided by operating activities increased for the three months ended June 30, 2006, largely due to the increase in net income of approximately $1.2 million. Another item of note in comparing the two periods was increased cash used for accounts payable reductions, offset somewhat by cash received from accounts receivable collections.

Net cash provided by (used in) investing activities

Property, plant, and equipment additions of approximately $238,000 in fiscal 2007 were slightly higher than 2006's first quarter levels and are expected to exceed 2006's annual additions of approximately $677,000.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities decreased during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, due to lower debt payments at CPAC Europe and CPAC Africa during the period.

The following table presents working capital information at June 30, 2006, March 31, 2006, and June 30, 2005:

	June 30, 2006	March 31, 2006	June 30, 2005
Working capital (in thousands)	$31,332	$30,039	$29,972
Working capital ratio	4.23 to 1	3.89 to 1	4.11 to 1
Receivable days outstanding	44.6 days	46.5 days	42.8 days
Annual inventory turns	2.7 times	2.6 times	2.7 times

On June 21, 2006, the Company entered into an agreement with Bank of America (BOA), whereby the Bank issued the "Fourth Amendment to Restated Loan and Security Agreement and Waiver." This Agreement superseded the Company's June 10, 2005 agreement with Bank of America, including waiving certain past "Events of Default," as well as resetting future covenant requirements for subsequent quarterly financial reporting periods. The Agreement, which matures on October 31, 2007, provides for maximum borrowing capacity under the facility of $3,000,000, at an interest rate of the 30-day LIBOR rate plus 1.25% to 2.00%, based on funded debt to EBITDA parameters. The Agreement also continues to require the Company to meet various debt covenants, including minimum deposit liquidity, minimum net worth, debt service coverage, funded debt to EBITDA, as well as limitations on capital expenditures and amounts spent on acquisitions, and contains a provision related to the letter of credit that BOA provided (maturing on October 31, 2007),that collateralizes the $6,000,000 Industrial Revenue Bonds, which are scheduled to mature in June 2009. Although the Company did not borrow under the line of credit during the first quarter of fiscal 2007, it was in compliance with all applicable covenants, and as such, continues to classify the Industrial Revenue Bonds as long-term at June 30, 2006. The new Agreement requires a fee of $275,000 a quarter starting at September 30, 2006. The Company is currently in discussions to replace the current financing Agreement with alternative borrowing arrangements that would provide more flexibility, based on current day-to-day working capital needs.

In addition, the Company's Asian subsidiary, CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $514,000 based on the first quarter conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 8.25% at June 30, 2006. CPAC Asia Imaging Products Limited had no outstanding borrowings against the line of credit at the end of its first quarter.

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

The Company continues to follow the critical accounting policies and estimates as disclosed in the Company's March 31, 2006 Annual Report to Shareholders in preparing the interim financial statements for the three months ended June 30, 2006. Management's assumptions and judgements have not changed significantly from that previously disclosed.

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

The management of the Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings. None
Item 1A.

Risk Factors.

The risk factors in Item 1A of the Company's March 31, 2006 Form 10-K have not materially changed other than as set forth below. The information presented below updates and should be read in conjunction with the risk factors discussed in that Form 10-K:

Fluctuation of sales into the television home shopping network distribution channels could significantly impact future sales and profitability of the Fuller Brands Segment.

First quarter sales and profits of the Fuller Brands Segment reflect the significance of its home shopping network distribution channel customer. During the first quarter, sales increased over $700,000 to this customer, contributing to the significant improvement in results of the Segment and Company, as compared to the similar period last year. Since customer orders are somewhat conditional on planned television on-air scheduling, quarter-to-quarter fluctuations can be expected. In addition, new product development is also crucial in achieving additional television showings, as older product demand decreases over time. If the Fuller Brush division is unable to expand and grow its sales into other distribution channels, it may be unable to insulate itself from wide variability in sales and profits in future periods, which would impact sales and profitability of the overall Fuller Brands Segment, in a particular quarter.

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
4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1994, and amended by Letter of Extension and Increase dated October 29, 1996, incorporated herein by reference to Form 10-Q for the period ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, incorporated herein by reference to Form 10-Q for the period ended December 31, 1996, and further amended by Agreement dated September 12, 1997, incorporated herein by reference to Form 10-Q for the period ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, incorporated herein by reference to Form 10-Q for the period ended June 30, 1998, and further amended by Agreement dated April 27, 2000, incorporated herein by reference to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, incorporated herein by reference to Form 10-Q for the period ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-Q for the period ended September 30, 2004, and further amended by Third Amendment to Restated Loan and Security Agreement and Waiver dated August 23, 2005, incorporated herein by reference to Form 10-Q for the period ended September 30, 2005, and further amended by Fourth Amendment to Restated Loan and Security Agreement and Waiver dated June 21, 2006, incorporated herein by reference to Form 10-K for the period ended March 31, 2006

4.2

Bank Letter dated June 10, 2005 in connection with the Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2005

(10) Material contracts
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
(23) Consent of experts and counsel -- Not applicable
(24) Power of attorney -- Not applicable
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer
(32) Section 1350 Certifications
(99) Additional exhibits
99.1	CPAC, Inc. First Quarter Earnings Release And Dividend Declared

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPAC, INC.
(Registrant)

Date August 11, 2006	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date August 11, 2006	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer and Acting Chief Executive Officer

Date August 11, 2006	By	/s/ James W. Pembroke James W. Pembroke, Corporate Secretary and Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation, By-laws
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
	4.1

Loan Agreement dated February 9, 1994, and Letter of Commitment dated December 16, 1993, incorporated herein by reference to Form 10-K filed for period ended March 31, 1994, as amended, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1994, and amended by Letter of Extension and Increase dated October 29, 1996, incorporated herein by reference to Form 10-Q for the period ended September 30, 1996, and further amended by First Amendment to Second Amended and Restated Loan Agreement dated October 31, 1996, incorporated herein by reference to Form 10-Q for the period ended December 31, 1996, and further amended by Agreement dated September 12, 1997, incorporated herein by reference to Form 10-Q for the period ended September 30, 1997, and further amended by Second Amendment to Second Amended and Restated Loan Agreement dated July 10, 1998, incorporated herein by reference to Form 10-Q for the period ended June 30, 1998, and further amended by Agreement dated April 27, 2000, incorporated herein by reference to Form 10-K for the period ended March 31, 2000, and further amended by Third Amendment to Third Amended and Restated Loan Agreement dated August 29, 2002, incorporated herein by reference to Form 10-Q for the period ended September 30, 2002, and further amended by Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-Q for the period ended September 30, 2004, and further amended by Third Amendment to Restated Loan and Security Agreement and Waiver dated August 23, 2005, incorporated herein by reference to Form 10-Q for the period ended September 30, 2005, and further amended by Fourth Amendment to Restated Loan and Security Agreement and Waiver dated June 21, 2006, incorporated herein by reference to Form 10-K for the period ended March 31, 2006

			N/A
	4.2

Bank Letter dated June 10, 2005 in connection with the Second Amendment to Restated Loan and Security Agreement and Note dated September 27, 2004, incorporated herein by reference to Form 10-K filed for the period ended March 31, 2005

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

			N/A
	10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004	N/A

31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	20
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	21

32.	Section 1350 Certifications		22

99.	Additional Exhibits
	99.1	CPAC, Inc. First Quarter Earnings Release And Dividend Declared	23