Form 10-Q
period 2006-09-30
CPAC INC
filed 2006-11-13
CIK 351717

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes [ X ] No [ ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at September 30, 2006
Common Stock, $.01 par value	4,946,774

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
754,300

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets - September 30, 2006 and March 31, 2006 (Unaudited)	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- For the Six Months Ended September 30, 2006 and 2005 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- For the Three Months Ended September 30, 2006 and 2005 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- For the Six Months Ended September 30, 2006 and 2005 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4.	Controls and Procedures.	19
	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3.	Defaults Upon Senior Securities.	19
Item 4.	Submission of Matters to a Vote of Security Holders.	20
Item 5.	Other Information.	20
Item 6.	Exhibits.	20
	SIGNATURES PAGE	21
	EXHIBIT INDEX	22

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED

ASSETS	September 30, 2006	March 31, 2006
Current assets:
Cash and cash equivalents	$ 5,718,914	$ 6,188,060
Accounts receivable (net of allowance for doubtful accounts of $1,727,000 and $1,563,000, respectively)	11,923,040	11,885,074
Inventory, net	24,881,514	20,135,361
Prepaid expenses and other current assets	1,806,732	2,055,795
Deferred tax assets, current	220,469	176,069
Total current assets	44,550,669	40,440,359
Property, plant and equipment, net	13,301,255	13,595,372
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,786,000 and $1,687,000, respectively)	541,498	617,387
Deferred tax assets, net	188,512	239,244
Other assets	3,238,301	2,960,360
	$ 62,012,661	$ 58,045,148
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 200,054	$ 238,624
Accounts payable	7,503,828	5,867,766
Accrued payroll and related expenses	1,669,025	1,422,294
Accrued income taxes payable	447,165	--
Other accrued expenses and liabilities	2,598,629	2,873,002
Total current liabilities	12,418,701	10,401,686
Long-term debt, net of current portion	6,532,491	6,519,149
Deferred tax liabilities, net	222,739	179,469
Other long-term liabilities	4,149,941	4,097,586
Minority interests	309,370	284,564
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares	50,321	50,321
Additional paid-in capital	9,630,906	9,613,906
Retained earnings	28,459,774	27,221,064
Accumulated other comprehensive income	828,606	267,591
	38,969,607	37,152,882
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	38,379,419	36,562,694
	$ 62,012,661	$ 58,045,148

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

	2006	2005
Net sales	$ 49,847,346	$ 43,880,846
Costs and expenses:
Cost of sales	29,614,947	25,706,342
Selling, administrative and engineering expenses	17,280,153	17,764,422
Research and development expense	404,814	437,057
Interest expense, net	233,152	223,258
	47,533,066	44,131,079
Income (loss) before non-operating income (expense) and income taxes	2,314,280	(250,233)
Non-operating items:
Minority interests	(24,806)	(13,988)
	(24,806)	(13,988)
Income (loss) before income tax	2,289,474	(264,221)
Provision for income tax	358,000	88,000
Net income (loss)	$ 1,931,474	$ (352,221)
Net income (loss) per common share:
Basic net income (loss) per share	$ 0.39	$ (0.07)
Diluted net income (loss) per share	$ 0.39	$ (0.07)
Average common shares outstanding:
Basic	4,946,774	4,946,774
Diluted	4,956,226	4,946,774
Comprehensive income (loss):
Net income (loss)	$ 1,931,474	$ (352,221)
Other comprehensive income (loss)	561,015	(961,308)
Comprehensive income (loss)	$ 2,492,489	$ (1,313,529)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

	2006	2005
Net sales	$ 25,912,579	$ 21,457,279
Costs and expenses:
Cost of sales	15,925,632	12,801,203
Selling, administrative and engineering expenses	8,627,327	8,510,272
Research and development expense	206,841	204,305
Interest expense, net	118,489	124,145
	24,878,289	21,639,925
Income (loss) before non-operating income (expense) and income taxes	1,034,290	(182,646)
Non-operating items:
Minority interests	(14,436)	(9,505)
	(14,436)	(9,505)
Income (loss) before income tax	1,019,854	(192,151)
Provision for income tax	160,000	21,000
Net income (loss)	$ 859,854	$ (213,151)
Net income (loss) per common share:
Basic net income (loss) per share	$ 0.17	$ (0.04)
Diluted net income (loss) per share	$ 0.17	$ (0.04)
Average common shares outstanding:
Basic	4,946,774	4,946,774
Diluted	4,965,677	4,946,774
Comprehensive income (loss):
Net income (loss)	$ 859,854	$ (213,151)
Other comprehensive income (loss)	297,400	(646,872)
Comprehensive income (loss)	$ 1,157,254	$ (860,023)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 1,931,474	$ (352,221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,004,048	1,080,389
Amortization of intangible assets	77,088	77,088
Deferred income taxes	29,000	66,000
Minority interest in consolidated foreign subsidiaries	24,806	13,988
Stock-based compensation expense	17,000	--
Changes in assets and liabilities:
Accounts receivable	47,870	(88,225)
Inventory	(4,567,027)	18,456
Income taxes, net	1,223,453	1,107,905
Accounts payable	1,690,083	(609,701)
Accrued expenses and liabilities	3,082	(829,598)
Other changes, net	(439,993)	(436,760)
Total adjustments	(890,590)	399,542
Net cash provided by operating activities	1,040,884	47,321
Cash flows from investing activities:
Purchase of property, plant and equipment	(614,173)	(154,840)
Net cash used in investing activities	(614,173)	(154,840)
Cash flows from financing activities:
Proceeds from borrowings	1,500,000	75,241
Repayment of long-term borrowings	(1,493,173)	(267,108)
Debt financing costs	(227,219)	--
Payment of cash dividends	(692,764)	(692,764)
Net cash used in financing activities	(913,156)	(884,631)
Effect of exchange rate changes on cash	17,299	(17,992)
Net decrease in cash and cash equivalents	(469,146)	(1,010,142)
Cash and cash equivalents -- beginning of period	6,188,060	7,710,031
Cash and cash equivalents -- end of period	$ 5,718,914	$ 6,699,889

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

  2 -- INVENTORY

Inventory net of reserves is summarized as follows:

	September 30, 2006	March 31, 2006
Raw materials and purchased parts	$ 8,347,058	$ 8,451,264
Work-in-process	1,299,973	1,271,515
Finished Goods	15,234,483	10,412,582
	$ 24,881,514	$ 20,135,361

  3 -- GOODWILL AND INTANGIBLE ASSETS

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets," which requires an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. At September 30, 2006 and March 31, 2006, all of the recorded goodwill pertained to the Imaging Segment and amounted to $192,426.

At September 30, 2006, other intangible assets consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The original cost pertaining to this intangible was $2,250,000, while accumulated amortization at September 30, 2006 and March 31, 2006 was $1,725,000 and $1,650,000, respectively. Annual amortization of the license is $150,000, which will continue until expiration date. Other amortizable, intangible assets and their related amortization expense are not material.

  4 -- DEBT

On September 28, 2006, CPAC, Inc. ("CPAC") entered into a Financing Agreement (the "Financing Agreement") with HSBC Business Credit (USA) Inc., ("HSBC"), under which HSBC will provide up to $12 million in Senior Secured Revolving Credit for a period of three years from the date of the Financing Agreement. The Financing Agreement provides asset based lending capabilities to CPAC's U.S. operations and is collateralized by CPAC's U.S. subsidiaries and their respective assets. The Financing Agreement allowed CPAC to terminate and replace its prior credit facility with Bank of America, NA.

The Financing Agreement allows up to $7.5 million for the issuance of Letters of Credit and the balance for working capital needs. An annual fixed fee payment of 2.0% on the outstanding Letters of Credit values will be charged. Revolving Advances are available under the Financing Agreement based upon availability of receivables and inventory in accordance with computational formulas included and defined in the Financing Agreement. Interest on revolving advances is charged at either the U.S. prime rate plus 0.25% or at LIBOR plus 2.0%.

HSBC has provided a Secondary Letter of Credit under the Agreement for $6.5 million, which will support the previously issued Bank of America $6.2 million Letter of Credit facility, which presently is collateralizing The Fuller Brush Company, Inc.'s Industrial Revenue Bonds until October 31, 2007. The Company expects to finalize the substitution of the HSBC Letter of Credit facility with the Industrial Revenue Bond's trustee, at which time the Bank of America Letter of Credit facility will be canceled. The $6.5 million HSBC Secondary Letter of Credit issued at September 30, 2006 reduces the $12 million available borrowing capacity under the Agreement. No revolving advances were outstanding under the Financing Agreement at September 30, 2006. During the second quarter and prior to entering into the Agreement with

HSBC, the Company had borrowed $1,500,000 on its line of credit with Bank of America, NA. This borrowing was paid off at the time of the refinancing.

The Agreement also contains certain covenants, including a fixed rate ratio coverage. The Company was in compliance with the Agreement at September 30, 2006.

  5 -- INCOME TAXES

Income (loss) before income taxes for the three and six months ended September 30 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
U.S.	$ 306,020	$ (499,272)	$ 1,231,884	$ (655,306)
Foreign	713,834	307,121	1,057,590	391,085
	$ 1,019,854	$ (192,151)	$ 2,289,474	$ (264,221)

Provisions for income taxes and effective tax rates for the three and six months ended September 30 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Provision for income taxes	$160,000	$21,000	$358,000	$88,000
Effective tax rate	15.7%	(10.9%)	15.6%	(33.3%)

For the second quarter and six months ended September 30, 2006, the tax provision and resulting effective rate reflect the tax expense related to CPAC Asia Imaging Products Limited profits, due to the expiration of the seven-year tax holiday in fiscal 2007, as well as the continued tax benefit realized from the utilization of CPAC Africa's net operating loss carry forward. In addition, it reflects assumed, continued profitability of CPAC Europe and CPAC Italia. The 2007 effective rate also reflects the utilization of domestic net operating loss carry forwards against domestic taxable income, with an offsetting adjustment to the deferred tax asset valuation reserve attributable to the NOL carry forward. This has effectively limited the domestic provision to certain minimum state income taxes, due to the existence of a full valuation allowance on the Company's remaining domestic deferred tax assets.

For the second quarter and six months ended September 30, 2005, the Company's consolidated tax provision and effective rate reflected the recognition of a valuation allowance on the deferred tax assets of CPAC Europe, due to continuing losses. In addition, the domestic provision was impacted by not recording tax benefits (expenses) on losses (income) generated in the U.S. (other than minimum state income taxes), due to continuing losses, which required a full valuation allowance on domestic deferred tax assets.

  6 -- STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004),"Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS 123), and supersedes Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" (APB). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value. The Company implemented the provisions of SFAS 123R on April 1, 2006 following the modified-prospective transition method and accordingly began expensing share-based payments in the first quarter of fiscal 2007. In accordance with the modified-prospective transition method of SFAS 123R, the Company has not restated prior periods.

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

The Company also maintains a Non-Employee Directors Stock Option Plan (Directors Plan). At the inception of the Plan, each non-employee director was granted an option to purchase 10,000 shares of the Company's common stock, on a one-time basis for past service rendered to the Board of Directors, at the fair market value at the date of the grant. The term of the option grants is for ten years. In addition, the Directors Plan calls for an annual automatic grant for the purchase of 3,000 shares, per director, of the Company's common stock, on the first Friday after the annual meeting of Shareholders, at a price equal to the fair market value at that date. The term of these grants is also ten years. In addition, the Company has customarily granted new Directors options to purchase 15,000 shares upon their election.

As of September 30, 2006, total options outstanding are summarized as follows:

	Shares	Range of Option Price Per Share
Options outstanding -- March 31, 2006	860,800	$ 5.01	--	$ 11.63
Exercised	0
Expired	(121,500)	5.06	--	11.56
Granted	15,000	5.76
Options outstanding -- September 30, 2006	754,300	$ 5.01	--	$ 11.63

Options exercisable:
September 30, 2006	708,300	$ 5.01	--	$ 11.63

Included in the "expired" options amount shown above were 31,250 options that were forfeited before vesting, 31,750 options that were vested but canceled, due to employees no longer working for the Company, and 58,500 options that expired.

The following table summarizes information about options outstanding at September 30, 2006:

Year Granted	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of Options	Number Exercisable	Weighted Average Exercise Price
1998	79,000	0.80	$4.02	79,000	$11.64
1999	87,000	1.74	3.80	87,000	10.14
2000	98,500	2.69	2.45	98,500	7.56
2001	44,500	3.66	2.15	44,500	6.77
2002	187,800	4.74	1.72	187,800	6.33
2003	34,000	5.80	1.54	34,000	6.46
2004	149,000	6.82	0.76	132,000	5.52
2005	12,000	7.87	0.65	8,000	5.30
2006	47,500	8.66	0.46	37,500	5.04
2007	15,000	9.88	0.97	5,000	5.76
Totals	754,300	4.51	--	713,300	$ 7.25

15,000 options were granted during the quarter ended September 30, 2006 pursuant to the Directors Plan. The fair values of these options were estimated at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Expected life	6 years	5 years	6 years	5 years
Historical volatility	24%	16%-18%	24%	16%-18%
Risk free rate of return	4.8%	3.8%-4.0%	4.8%	3.8%-4.0%
Expected dividend yield	4.9%	5.5%-5.6%	4.9%	5.5%-5.6%

Compensation expense related to previously issued stock options, included in selling, general, and engineering expenses was approximately $10,000 and $17,000 for the three and six months ended September 30, 2006, respectively. Due to the full valuation allowance of the Company's domestic operations, no income tax benefit was recorded. As of September 30, 2006, the unrecognized compensation expense related to non-vested, fixed stock options, to be recognized over the next 12 to 24 months, is approximately $27,000.

Prior to adopting SFAS No. 123R, the Company applied the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123R, net income and diluted earnings per share for the three and six months ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income (loss) as reported	$ (213,151)	$ (352,221)
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	14,000	39,000
Proforma net income (loss)	$ (227,151)	$ (391,221)
Net income (loss) per common share:
Basic -- as reported	$ (0.04)	$ (0.07)
Basic -- proforma	$ (0.05)	$ (0.08)
Diluted -- as reported	$ (0.04)	$ (0.07)
Diluted -- proforma	$ (0.05)	$ (0.08)

  7 -- GUARANTEES

The Company guarantees the following debt and other obligations for some of its subsidiaries under agreements with banks: a standby Letter of Credit issued by Bank of America, NA, for $6.2 million (and backed by a Secondary Letter of Credit issued by HSBC for $6.5 million) is used by the Company to collateralize The Fuller Brush Company, Inc.'s Industrial Revenue Bonds.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Basic weighted average number of shares outstanding	4,946,774	4,946,774	4,946,774	4,946,774
Effect of dilutive stock options	18,903	--	9,452	--
Dilutive shares outstanding	4,965,677	4,946,774	4,956,226	4,946,774

For the three and six months ended September 30, 2006, unexercised stock options to purchase 561,800 shares of the Company's common stock were not included in the computation of diluted earnings per share, because the exercise prices of these options were greater than the average market price of the Company's common stock during the period. These options, issued at various dates during fiscal 1998 to fiscal 2006, are still outstanding at the end of the period.

For the three and six months ended September 30, 2005, unexercised stock options to purchase 1,020,349 shares of the Company's stock were not included in the computation of earnings per share, because they would have been anti-dilutive, due to the net loss incurred by the Company.

  9 -- COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments.

10 -- IMAGING SEGMENT AGREEMENTS

During the second quarter, CPAC Imaging Americas, the Company's domestic Imaging operation, negotiated several agreements with outside imaging companies in the U.S. Two of the agreements will enable the Company to distribute photographic paper and other consumables in the United States; the third agreement allows the licensing of formulas used in the manufacture of graphic arts chemistry in the U.S. These agreements, ranging from nine months to two years with options for renewal, give CPAC Imaging Americas the opportunity to sell these branded products to the outside companies' customer base, as well as to its own distribution network.

For the three months ended September 30, 2006, net sales as a result of these agreements totaled approximately $2.9 million. While gross profits attributable to some of the distributed products (i.e. photographic paper) were lower than those earned on sales of Imaging chemistry, the Company believes the additional business from sales of these products will help to improve the Company's domestic Imaging operating profits over the near-term. As a result of these agreements, the Company purchased significant quantities of these products during the quarter, to help maintain a continual supply of inventory for present and future customer needs, resulting in a short-term increase in inventory. The Company expects to be able to reduce on-hand inventory quantities, as a result of these agreements during its third and fourth quarters, to relieve temporary working capital pressures.

In October 2006, CPAC Asia, the Company's Asian-based Imaging operation, entered into an agreement with Konica Minolta Photochem Thailand (PCTH) to assist them in their previously announced exit from the manufacturing of silver halide chemistry in Thailand. This agreement will allow CPAC Asia to manufacture and sell chemistry to Konica's former distributors in the Asian, African, and Middle East marketplace. Related to the agreement, CPAC Asia purchased some of Konica Minolta Photochem Thailand's remaining raw material inventory and specific manufacturing equipment amounting to approximately $800,000. CPAC Asia will begin selling to these distributors starting October 1, 2006 and expects to transition all manufacturing to its own Thailand facility by January 1, 2007.

11 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands Segment and the CPAC Imaging (Imaging) Segment. Information concerning the Company's business Segments' net sales and income before non-operating income (expense) and income taxes for the quarters and six months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales to customers:
Fuller Brands	$ 13,141,402	$ 12,738,441	$ 28,562,136	$ 27,232,596
Imaging	12,771,177	8,718,838	21,285,210	16,648,250
Total net sales to customers	$ 25,912,579	$ 21,457,279	$ 49,847,346	$ 43,880,846
Operating income (loss):
Fuller Brands	$ 234,636	$ (31,418)	$ 1,567,911	$ 325,396
Imaging	973,164	37,760	1,086,819	(203,702)
	1,207,800	6,342	2,654,730	121,694
Corporate expense	(55,021)	(64,843)	(107,298)	(148,669)
Interest expense, net	(118,489)	(124,145)	(233,152)	(223,258)
Income (loss) before non-operating expense and income taxes	$ 1,034,290	$ (182,646)	$ 2,314,280	$ (250,233)

Sales between Segments are not material.

Information concerning the identifiable assets of the Company's business Segments at September 30, 2006 and March 31, 2006 are as follows:

	September 30, 2006	March 31, 2006
Identifiable assets:
Fuller Brands	$ 30,062,179	$ 29,675,456
Imaging	26,517,058	21,714,710
Total identifiable assets of the segment	56,579,237	51,390,166
Corporate short-term investments	1,694,653	2,660,659
Other corporate assets	3,738,771	3,994,323
Total consolidated assets	$ 62,012,661	$ 58,045,148

12 -- RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS 155). SFAS 155 is effective for all financial instruments acquired or issued after April 1, 2007, and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The recognition and disclosure requirements described above are effective for fiscal years ended after December 15, 2006, except for the change in measurement date, which is effective as of the beginning of the fiscal year beginning after December 15, 2008. Since the Company does not have any defined benefit pension or other Company-funded postretirement plans, the Company does not expect this pronouncement to have any impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities." The FSP prohibits companies from accruing the cost of planned major maintenance in advance of the activities actually occurring. This FSP is effective for fiscal years beginning after December 15, 2006. The adoption of FSP No. AUG AIR-1 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB), "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 is not expected to be material to the Company's consolidated results of operations and financial condition.

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

Net Sales

The Company's net sales increased 20.8% and 13.6% for the three and six months ended September 30, 2006, as compared to the same period last year (increased 20.2% and 13.1%, excluding the impact of foreign currency exchange).

For the Fuller Brands Segment [consisting of The Fuller Brush Company, Inc. (Fuller Brush); Stanley Home Products (Stanley); and Cleaning Technologies Group (CTG)], net sales for the three and six months ended September 30, 2006, as compared to the same period last year increased 3.2% and 4.9%.

Fuller Brush sales decreased 2.7% for the three months ended September 30, 2006 and increased 4.7% for the six months ended September 30, 2006, as compared to the same period last year. Declines in private label business and direct selling channel sales during this year's second quarter as compared to the second quarter of last year, were partially offset by continued fiscal 2007 increases in the custom brush, retail and home shopping network distribution channels. The increase in sales for the six months ended September 30, 2006, as compared to the six months ended September 30, 2005, was largely a function of the increase in sales into the home shopping network, with increases totaling approximately $153,000 (12.1%) and $859,000 (26.5%) for the three and six months ended September 30, 2006, as compared to last year's similar periods. Due to the nuances of product seasonality of on-air television scheduling, sales in the third quarter are not expected to be of the same magnitude of those experienced during the first and second quarters of this fiscal year. However, the division expects sales to that channel to rebound in the fourth quarter, providing a year-over-year increase in sales to this distribution channel for the year.

Stanley's net sales increased 2.1% for the three months ended September 30, 2006 and decreased 1.9% for the six months ended September 30, 2006, as compared to the same periods last year. Recent changes with product offerings, coupled with independent representative compensation plan improvements have helped to reduce the decline in sales from previous quarters. However, opportunities for future sales growth will continue to be contingent on attracting and retaining increasing numbers of independent sales representatives in all regions of the United States, which may require additional incentive-type program offerings.

CTG's net sales for the three and six months ended September 30, 2006 increased 10.7% and 8.2%, as compared to the same periods last year. National accounts business obtained late in fiscal 2006 has contributed to the strong quarter and six month sales increases, as compared to the quarter and six months ended September 30, 2005. Distribution account sales increases in both the first and second quarter of fiscal 2007, as compared to similar periods in fiscal 2006, have also contributed to the division's overall sales growth. Traditionally, CTG's sales into the distribution business channel decline in its fiscal third and fourth quarters, putting pressure on divisional profitability during those periods. However, the Company does not expect much variability in its national account business during the remainder of fiscal 2007, which should help to mitigate the impact of the lower seasonal distribution business. CTG continues to pursue other national account business opportunities to help offset overall sales variability and also remains committed in its search for business partners to strengthen its position in the commercial cleaning marketplace.

In the Imaging Segment, net sales increased 46.5% and 27.9% for the three and six months ended September 30, 2006, as compared to the same period in fiscal 2006 (increased 45.0% and 26.6%, excluding the impact of foreign currency exchange). The significant increases for fiscal 2007's second quarter and year-to-date results, as compared to fiscal 2006, were the result of the new domestic Imaging distribution business of photographic paper and consumables, coupled with continued, strong increases in the international Imaging operation's sales (see footnote 10 and the Foreign Operations section of management's discussion and analysis of financial conditions and results of operations).

Domestically, the Company's traditional medical and photographic chemistry business declined approximately 7% and 4% for the three and six months ended September 30, 2006, as compared to similar periods last year. Equipment sales for the Segment's domestic operation also declined approximately 19% and 14%, respectively, during those periods, as compared to similar periods last year. However, the sales of photographic paper and consumables, as well as licensed graphic arts chemistry added approximately $2.9 million in new revenues contributing to the significant increase the Segment enjoyed. Since the agreements the Company entered into during the quarter range from nine months to two years in duration, the Company is not certain as to the sustainability of sales of these products in future periods. The Company continues to discuss with the applicable parties the potential of extending certain of these agreements, but has not reached any further agreement at this time. It appears, however, that for the remainder of fiscal 2007, this additional business should help to mitigate decreases in its traditional Imaging chemistry business and continue to improve its domestic operation's profitability.

Internationally, the Segment's operations continue to enjoy strong chemistry sales, supplemented with selected sales of other Imaging products such as photographic paper and other consumable products, although the magnitude of quarter-over-quarter increases is expected to decline in the operations' third and fourth quarters. However, the agreement in Thailand between CPAC Asia and Konica Minolta Photochem Thailand (PCTH) should provide additional sales during the fourth quarter, as CPAC Asia assists PCTH in meeting their customer base's need for chemistry, as PCTH exits the business.

The Company believes that the recent distribution and licensing agreements signed demonstrate that its strategy of providing outsource opportunities to other domestic and foreign companies exiting the traditional photochemical markets is viable. Continuing to find additional non-imaging manufacturing opportunities for both its domestic and international operations is also a key component of continuing to improve the Imaging Segment's profitability.

Gross Margins

Consolidated gross margins were 38.5% for the quarter ended September 30, 2006, as compared to 42.0% for the year ended March 31, 2006 and 40.3% for the quarter ended September 30, 2005, respectively.

Gross margins in the Fuller Brands Segment were 46.4% for the quarter ended September 30, 2006, as compared to 47.7% for the year ended March 31, 2006, and 45.8% for the quarter ended September 30, 2005, respectively. Revenue increases in CTG's national account business, coupled with sales increases to a home shopping network customer at Fuller Brush, provided increased volume in the Segment's Great Bend, Kansas, manufacturing facility, which improved gross margins at September 30, 2006 versus the quarter ended September 30, 2005. Gross margins for the quarter ended September 30, 2006 were lower than those experienced for the year ended March 31, 2006, due to the impact of lower margins in the growing CTG business, primarily in its national account business. In addition, the Segment continues to be impacted by various material cost increases, which may continue to pressure future gross margins, if they are unable to be passed on to end-user customers, due to the competitive nature of many of the channels the Segment operates in.

Gross margins in the Imaging Segment were 30.4% for the quarter ended September 30, 2006, as compared to 33.8% for the year ended March 31, 2006, and 32.4% for the quarter ended June 30, 2005, respectively. The decline at September 30, 2006 in gross margins domestically was partially a result of the recently acquired distribution business where margins on photographic paper and consumables are much less than those earned on Imaging chemistry. In addition, reduced production volume of chemistry and equipment have impacted the operation's fixed production cost absorption. Internationally, despite increasing business significantly during the first six months of fiscal 2007, competitive pressures in selling Imaging chemistry in a declining market, as well as sales of lower margin consumables (such as photographic paper and batteries), have resulted in lower gross margins. The Company continues to aggressively pursue outsource non-imaging manufacturing opportunities, both domestically and internationally, to increase production throughput in its facilities.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs for the quarter ended September 30, 2006 were 33.3% of net sales, versus 40.0% and 39.7% for the year ended March 31, 2006 and the quarter ended September 30, 2005, respectively.

For the Fuller Brands Segment, selling, administrative, and engineering expenses for the quarter ended September 30, 2006 declined to 43.6% of net sales, as compared to 45.2% and 44.9% for the year ended March 31, 2006 and quarter ended September 30, 2005, respectively. The decrease in the percentage of selling, administrative, and engineering expenses to net sales for the second quarter of fiscal 2007, as compared to previous periods, reflects reduced employee and other fixed costs during this fiscal year, as compared to fiscal 2006 periods.

In the Imaging Segment, selling, administrative, and engineering costs for the quarter ended September 30, 2006 were 22.3% of net sales, versus 30.9% and 31.3% for the year ended March 31, 2006 and the quarter ended September 30, 2005, respectively. The decrease in the expense as a percentage of net sales in the current quarter, as compared to previous periods, was impacted by the large increase in domestic distribution business during the second quarter of fiscal 2007, with minimal increases in selling, administrative, and engineering expenses attributable to that business. In addition, domestic and international Imaging operations have continued efforts to reduce costs to improve profitability.

During the quarter and six months ended September 30, 2006, corporate expenses were less than those incurred in the comparative periods of fiscal 2006, due to the absence of certain one-time expenses that occurred in fiscal 2006.

Research and Development Expenses

Research and development expenses, as a percentage of sales, were 0.8% for the quarter ended September 30, 2006, as compared to 1.0% for the year ended March 31, 2006, and the same quarter last year. The Company expects research and development expenses to remain in the 0.8% to 1.0% range through most of fiscal 2007.

In the Fuller Brands Segment, research and development priorities in 2007 will be directed towards developing new products for the retail and home shopping channel businesses, as well as enhancement of CTG's commercial cleaning product offerings, to compete in the highly-competitive janitorial sanitation business. In addition, product development of new or enhanced products for the Stanley direct selling operation will also continue to be explored, as a potential tool in attracting increasing numbers of new independent sales representatives.

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

Net Interest Expense

Net interest expense (interest expense less interest income) decreased slightly for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, and increased for the six months ended September 30, 2006, as compared to the six months ended September 30, 2005, as a result of higher interest rates related to the Fuller IRB debt (interest is a variable, tax exempt rate).

Income Taxes

The Company recognized a net tax expense of $160,000 and $358,000 on pretax earnings of $1,019,854 and $2,289,474 for the quarter and six months ended September 30, 2006, as compared to a net tax expense of $21,000 and $88,000 on pretax losses of $(192,151) and $(264,221) for the quarter and six months ended September 30, 2005.

The Company has estimated its 2007 annual effective tax rate on the consolidated earnings of the Company to be approximately 15.6%. Domestically, this rate reflects the utilization of domestic net operating loss carry forwards against domestic taxable income, with an offsetting adjustment to the deferred tax asset valuation reserve attributable to the NOL carry forward. This has effectively limited the domestic provision to certain minimum state income taxes, due to the existence of a full valuation allowance on the Company's remaining domestic deferred tax assets. The rate also reflects the continued utilization of CPAC Africa's net operating loss carry forward, which reduces its taxable income and assumes certain levels of profitability of the Company's Belgian and Italian operations, which will result in taxable income and overall tax expense for the year. The valuation allowance against CPAC Europe's net deferred tax assets, recorded in the first quarter of fiscal 2006, has been adjusted to reflect Belgian taxable income in the last six months of fiscal 2006 and expected CPAC Europe profits throughout fiscal 2007. Most significantly, the rate also reflects the expiration of the Company's seven-year tax holiday in Thailand, which expires in the third quarter of fiscal 2007, at which time its taxable income for the last five months of fiscal 2007 will be subject to a 30% statutory tax rate. However, the Company has obtained from Thailand's Board of Investment (BOI) new tax incentives related to a specific business expansion project, which may be used to offset a portion of future taxes owed. Due to the uncertainty as to when the actual expansion project will be completed and generating income, thus earning the tax benefit, the Company did not adjust its effective tax rate downward during fiscal 2007's second quarter, until realization of this benefit becomes more certain. It is possible that the Company's fiscal 2007 effective rate may change in subsequent quarters, if it becomes probable that the Thailand tax benefit will be realized during this fiscal year.

For the second quarter ended September 30, 2005, the Company's consolidated tax expense reflected the recognition of a valuation allowance on the deferred tax assets of CPAC Europe, due to continuing losses. In addition, the domestic provision was impacted by not recording tax benefits (expenses) on losses (income) generated in the U.S. (other than minimum state income taxes), due to continuing losses, which necessitated a valuation allowance to be established in the fourth quarter of fiscal 2005.

Net Income (Loss)

The Company's net income increased approximately $1,073,000 for the three months ended September 30, 2006, as compared to the to the second quarter of fiscal 2006, due largely to increased profitability of the Imaging Segment's international and domestic operations, as well as profitable operations in the Fuller Brands' Segment versus quarterly losses incurred in Fuller Brands in fiscal 2006. For the six months ended September 30, 2006, net income increased $2,284,000, as compared to the six months ended September 30, 2005, largely due to increased profits at Fuller Brush, CTG, and the Imaging Segment's international operations.

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

Combined net sales for the Company's operations in Belgium, China, Italy, South Africa, and Thailand for the three and six months ended in the second quarter of fiscal 2007, as compared to the same period in fiscal 2006, increased approximately $1,548,000 (41.1%) and $2,136,000 (30.6%) [increased approximately $1,421,000 (38.0%) and $1,923,000 (27.5%), excluding the impact of currency exchange]. For the three and six months ended in the second quarter of fiscal 2007, CPAC Europe and Italia net sales combined increased 47.6% and 34.3%, as compared to the same period in fiscal 2006 (increased approximately 45.8% and 30.0%, excluding the impact of currency exchange). Combined CPAC Asia and CPAC Imaging China's net sales increased $541,000 or 44.0% and $748,000 or 33.2% (increased approximately $445,000 or 36.2% and $677,000 or 30.1%, excluding the impact of currency exchange) for the three and six months ended in the second quarter of fiscal 2007, as compared to fiscal 2006. CPAC Africa's operations continued strong growth, with net sales increasing $40,000 or 7.8% and $100,000 or 10.2% (increased approximately $46,000 or 9.1% and $118,000 or 12.0%, excluding the impact of currency exchange), as compared to the same period in fiscal 2006.

Combined pretax profits for the three and six months ended in the second quarter of fiscal 2007, as compared to the similar period in fiscal 2006, increased approximately $412,000 or 133% and $677,000 or 173% (increased approximately $386,000 or 124.7% and $639,000 or 163.5%, excluding the impact of currency exchange). CPAC Europe and Italia pretax profits combined for the three and six months ended in the second quarter of fiscal 2007 increased approximately $328,000 and $512,000, as compared to the same period in fiscal 2006 (currency impact on combined pretax income was negligible). CPAC Africa's pretax profits increased approximately $19,000 and $38,000 (currency impact on pretax income was negligible), for the three and six months ended in the second quarter of fiscal 2007, as compared to the similar period in fiscal 2006. Combined CPAC Asia and CPAC Imaging China's pretax profits increased approximately $64,000 and $127,000 (increased approximately $39,000 and $103,000, excluding the impact of currency exchange), for the three and six months ended in the second quarter of fiscal 2007, as compared to the similar period in fiscal 2006.

While the Company's international operations for the July 1st to September 30th 2006 period (results of the operations of the Company's foreign subsidiaries are consolidated and reported on a three-month lag) will show solid sales for the combined operations to be reported in the Company's third quarter of fiscal 2007, pretax profits may be slightly less than those earned in fiscal 2006, due to product mix issues, and other gross margin pressures. However, expected additional fourth quarter business at CPAC Asia, as a result of their agreement with PCTH, should result in the combined international operations having a strong fourth quarter. The Company continues to believe that the strong showing by its international units is the result of other worldwide imaging companies reducing their presence in the traditional silver halide imaging market, enabling the Company's international subsidiaries to gain additional business. Despite the continued decline in traditional silver halide products, the Company believes that in the short-term, it can operate with traditional products, servicing the remaining demand throughout Europe, Africa, Asia, and Australia.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At September 30, 2006, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not significant to the results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with internally generated cash flows, supplemented with outside borrowings. It believes its major source of funding in the near term will be its existing balance of cash and short-term investments supplemented with borrowings from its recently negotiated Finance Agreement. It also believes it has sufficient liquidity, domestically and internationally, to fund operations, restructurings, research and development, and capital expenditures and to make scheduled debt repayments. The Company is currently exploring various alternatives to improve cash flows, including other financial and operational initiatives. The following table summarizes CPAC, Inc.'s consolidated cash flow information (in thousands):

	For the Six Months Ended September 30,
	2006	2005
Cash provided by (used in):
Operating activities	$ 1,041	$ 47
Investing activities	(614)	(155)
Financing activities	(913)	(884)
Currency impact on cash	17	(18)
Net increase (decrease) in cash and cash equivalents	$ (469)	$ (1,010)

Net cash provided by (used in) operating activities

Consolidated cash provided by operating activities increased for the six months ended September 30, 2006, due to the increase in net income of approximately $2.3 million, receipt of income tax refunds from domestic tax loss carry backs, and offset by the large buildup in inventory, as a result of the CPAC Imaging distribution agreements.

Net cash provided by (used in) investing activities

Property, plant, and equipment additions of approximately $614,000 in fiscal 2007 were higher than those experienced in the first six months of fiscal 2006. The Company anticipates that property, plant, and equipment additions for the year will continue to be less than its annual depreciation.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities increased during the six months ended September 30, 2006, as compared to the six months ended September 30, 2005, due to debt financing costs incurred in connection with the new HSBC Financing Agreement, offset by lower debt payments at CPAC Europe and CPAC Africa during the period. During the quarter, the Company borrowed $1,500,000 on its domestic line of credit to help finance Imaging inventory purchases, but paid down the borrowings prior to completing its new Financing Agreement with HSBC.

The following table presents working capital information at September 30, 2006, March 31, 2006, and September 30, 2005:

	September 30, 2006	March 31, 2006	September 30, 2005
Working capital (in thousands)	$32,132	$30,039	$23,427
Working capital ratio	3.59 to 1	3.89 to 1	2.64 to 1
Receivable days outstanding	43.7 days	46.5 days	42.6 days
Annual inventory turns	2.6 times	2.6 times	2.8 times

On September 28, 2006, CPAC, Inc. ("CPAC") entered into a Financing Agreement (the "Financing Agreement") with HSBC Business Credit (USA) Inc., ("HSBC"), under which HSBC will provide up to $12 million in Senior Secured Revolving Credit for a period of three years from the date of the Financing Agreement. The Financing Agreement provides asset based lending capabilities to CPAC's U.S. operations and is collateralized by CPAC's U.S. subsidiaries and their respective assets. The Financing Agreement allowed CPAC to terminate and replace its prior credit facility with Bank of America, NA.

The Financing Agreement allows up to $7.5 million for the issuance of Letters of Credit and the balance for working capital needs. An annual fixed fee payment of 2.0% on the outstanding Letters of Credit values will be charged. Revolving Advances are available under the Financing Agreement based upon availability of receivables and inventory in accordance with computational formulas included and defined in the Financing Agreement. Interest on revolving advances is charged at either the U.S. prime rate plus 0.25% or at LIBOR plus 2.0%.

HSBC has provided a Secondary Letter of Credit under the Agreement for $6.5 million, which will support the previously issued Bank of America $6.2 million Letter of Credit facility, which presently is collateralizing The Fuller Brush Company, Inc.'s Industrial Revenue Bonds until October 31, 2007. The Company expects to finalize the substitution of the

HSBC Letter of Credit facility with the Industrial Revenue Bond's trustee, at which time the Bank of America Letter of Credit facility will be canceled. The $6.5 million HSBC Secondary Letter of Credit issued at September 30, 2006 reduces the $12 million available borrowing capacity under the Agreement. No revolving advances were outstanding under the Financing Agreement at September 30, 2006. During the second quarter and prior to entering into the Agreement with HSBC, the Company had borrowed $1,500,000 on its line of credit with Bank of America, NA. This borrowing was paid off at the time of the refinancing.

The Agreement also contains certain covenants, including a fixed rate ratio coverage, which the Company was in compliance with at September 30, 2006.

In addition, the Company's Asian subsidiary, CPAC Asia Imaging Products Limited has a line of credit with an international bank of 20 million baht (approximately $525,000 based on the second quarter conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 8.25% at September 30, 2006. CPAC Asia Imaging Products Limited had no outstanding borrowings against the line of credit at the end of its second quarter.

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

The Company continues to follow the critical accounting policies and estimates as disclosed in the Company's March 31, 2006 Annual Report to Shareholders in preparing the interim financial statements for the six months ended September 30, 2006. Management's assumptions and judgements have not changed significantly from that previously disclosed.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in the Company's assessment of its sensitivity to interest rate or foreign currency risks since its disclosure in Item 7(a) of the Company's Form 10-K for the year ended March 31, 2006.

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

The management of the Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Year-to-date sales and profits of the Fuller Brands Segment reflect the significance of its home shopping network distribution channel customer. During the first six months of fiscal 2007, sales increased over $859,000 to this customer, contributing to the significant improvement in results of the Segment and Company, as compared to the similar period last year. Since customer orders are somewhat conditional on planned television on-air scheduling, quarter-to-quarter fluctuations can be expected. In addition, new product development is also crucial in achieving additional television showings, as older product demand decreases over time. If the Fuller Brush division is unable to expand and grow its sales into other distribution channels, it may be unable to insulate itself from wide variability in sales and profits in future periods. This would impact sales and profitability of the overall Fuller Brands Segment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None
Item 3.	Defaults Upon Senior Securities. None

Item 4.	Submission of Matters to a Vote of Security Holders.
The Annual Meeting of the Shareholders of the Registrant was held on August 15, 2006; and our shareholders voted on the following proposals:
1. Elect Directors of the Registrant to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified, with votes cast as follows:

Name
Thomas N. Hendrickson . . . . . . . . . . . . .
Robert Oppenheimer . . . . . . . . . . . . . . . . .
Thomas J. Weldgen . . . . . . . . . . . . . . . . . .
Jerold L. Zimmerman, Ph.D. . . . . . . . . . . .
Stephen J. Carl, Esq. . . . . . . . . . . . . . . . . .
José J. Coronas. . . . . . . . . . . . . . . . . . . . . .
William M. Carpenter. . . . . . . . . . . . . . . .

		Votes For 4,410,281 3,955,997 4,399,462 4,403,320 4,410,551 4,409,551 4,410,551	Votes Against 23,201 477,485 34,020 30,162 22,931 23,931 22,931

2.  Ratify the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Registrant for its fiscal year ending March 31, 2007, with votes cast as follows:

	For 4,418,568	Against 11,940	Abstain 2,974

Item 5.	Other Information. None
Item 6.	Exhibits.

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
4.1

Rights Agreement by and between CPAC, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, dated March 19, 1999 together with Exhibits thereto, incorporated herein by reference to Form 8-K filed on March 24, 1999

	4.2	Notice and Summary of Rights to Purchase Common Stock as sent to the Registrant's Shareholders dated February 10, 1999, incorporated herein by reference to Form 8-K filed on March 24, 1999
(10) Material contracts
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 20, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on November 5, 1997, November 24, 1998, September 24, 1999, September 29, 2000, September 7, 2001, November 8, 2002, November 17, 2003 and November 23, 2004

10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001, and further amended by Third Amendment to Deferred Compensation Arrangement dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004

10.5

CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999, and amended by CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004

10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004
10.7	CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on August 17, 2006
10.8	Financing Agreement dated September 28, 2006 with HSBC Business Credit (USA) Inc., incorporated herein by reference to Form 8-K filed on October 4, 2006
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
(32) Section 1350 Certifications
(99) Additional exhibits -- Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPAC, INC.
(Registrant)

Date November 13, 2006	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date November 13, 2006	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date November 13, 2006	By	/s/ James W. Pembroke James W. Pembroke, Corporate Secretary and Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
3.	(i) Articles of incorporation, By-laws
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
4.1

Rights Agreement by and between CPAC, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, dated March 19, 1999 together with Exhibits thereto, incorporated herein by reference to Form 8-K filed on March 24, 1999

N/A
	4.2	Notice and Summary of Rights to Purchase Common Stock as sent to the Registrant's Shareholders dated February 10, 1999, incorporated herein by reference to Form 8-K filed on March 24, 1999	N/A

10.	Material contracts
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 20, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

N/A
10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

N/A
10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on November 5, 1997, November 24, 1998, September 24, 1999, September 29, 2000, September 7, 2001, November 8, 2002, November 17, 2003 and November 23, 2004

N/A
10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001, and further amended by Third Amendment to Deferred Compensation Arrangement dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004

N/A
10.5

CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999, and amended by CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004

N/A
	10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004	N/A
	10.7	CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on August 17, 2006	N/A
	10.8	Financing Agreement dated September 28, 2006 with HSBC Business Credit (USA) Inc., incorporated herein by reference to Form 8-K filed on October 4, 2006	N/A

31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	23
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	24

32.	Section 1350 Certifications		25