Form 10-Q
period 2006-12-31
CPAC INC
filed 2007-02-13
CIK 351717

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer [   ]                                             Accelerated filer [   ]                                             Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at December 31, 2006
Common Stock, $.01 par value	4,946,774

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.
753,500

CPAC, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements.
	CPAC, Inc. and Subsidiaries Consolidated Balance Sheets -- December 31, 2006 and March 31, 2006 (Unaudited)	3
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- For the Nine Months Ended December 31, 2006 and 2005 (Unaudited)	4
	CPAC, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) -- For the Three Months Ended December 31, 2006 and 2005 (Unaudited)	5
	CPAC, Inc. and Subsidiaries Consolidated Statements of Cash Flows -- For the Nine Months Ended December 31, 2006 and 2005 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20
Item 4.	Controls and Procedures.	20
	PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	21
Item 1A.	Risk Factors.	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 3.	Defaults Upon Senior Securities.	21
Item 4.	Submission of Matters to a Vote of Security Holders.	21
Item 5.	Other Information.	21
Item 6.	Exhibits.	21
	SIGNATURES PAGE	22
	EXHIBIT INDEX	23

PART I -- FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED

ASSETS	December 31, 2006	March 31, 2006
Current assets:
Cash and cash equivalents	$ 4,122,398	$ 6,188,060
Accounts receivable (net of allowance for doubtful accounts of $1,592,000 and $1,563,000, respectively)	11,896,723	11,885,074
Inventory, net	25,525,581	20,135,361
Prepaid expenses and other current assets	1,957,040	2,055,795
Deferred tax assets, current	284,426	176,069
Total current assets	43,786,168	40,440,359
Property, plant and equipment, net	12,955,252	13,595,372
Goodwill	192,426	192,426
Intangible assets (net of amortization of $1,830,000 and $1,687,000, respectively)	502,263	617,387
Deferred tax assets, net	122,315	239,244
Other assets	3,364,786	2,960,360
	$ 60,923,210	$ 58,045,148
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 6,150,728	$ 238,624
Accounts payable	6,557,120	5,867,766
Accrued payroll and related expenses	2,069,690	1,422,294
Accrued income taxes payable	438,271	--
Other accrued expenses and liabilities	2,594,141	2,873,002
Total current liabilities	17,809,950	10,401,686
Long-term debt, net of current portion	455,721	6,519,149
Deferred tax liabilities, net	287,826	179,469
Other long-term liabilities	4,199,617	4,097,586
Minority interests	333,476	284,564
Shareholders' equity:
Common stock, par value $0.01 per share; Authorized 30,000,000 shares; Issued 5,032,081 shares	50,321	50,321
Additional paid-in capital	9,642,906	9,613,906
Retained earnings	28,153,185	27,221,064
Accumulated other comprehensive income	580,396	267,591
	38,426,808	37,152,882
Less: Treasury stock, at cost, 85,307 shares	(590,188)	(590,188)
Total shareholders' equity	37,836,620	36,562,694
	$ 60,923,210	$ 58,045,148

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
UNAUDITED

	2006	2005
Net sales	$ 74,607,701	$ 63,633,704
Costs and expenses:
Cost of sales	45,314,413	36,985,775
Selling, administrative and engineering expenses	25,920,567	26,071,538
Research and development expense	606,977	658,858
Interest expense, net	379,565	337,266
	72,221,522	64,053,437
Income (loss) before non-operating income (expense) and income taxes	2,386,179	(419,733)
Non-operating items:
Minority interests	(48,912)	(38,660)
	(48,912)	(38,660)
Income (loss) before income tax	2,337,267	(458,393)
Provision for income tax	366,000	154,000
Net income (loss)	$ 1,971,267	$ (612,393)
Net income (loss) per common share:
Basic net income (loss) per share	$ 0.40	$ (0.12)
Diluted net income (loss) per share	$ 0.40	$ (0.12)
Average common shares outstanding:
Basic	4,946,774	4,946,774
Diluted	4,989,462	4,946,774
Comprehensive income (loss):
Net income (loss)	$ 1,971,267	$ (612,393)
Other comprehensive income (loss)	312,805	(870,584)
Comprehensive income (loss)	$ 2,284,072	$ (1,482,977)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
UNAUDITED

	2006	2005
Net sales	$ 24,760,355	$ 19,752,858
Costs and expenses:
Cost of sales	15,699,466	11,279,433
Selling, administrative and engineering expenses	8,640,414	8,307,116
Research and development expense	202,163	221,801
Interest expense, net	146,413	114,008
	24,688,456	19,922,358
Income (loss) before non-operating income (expense) and income taxes	71,899	(169,500)
Non-operating items:
Minority interests	(24,106)	(24,672)
	(24,106)	(24,672)
Income (loss) before income tax	47,793	(194,172)
Provision for income tax	8,000	66,000
Net income (loss)	$ 39,793	$ (260,172)
Net income (loss) per common share:
Basic net income (loss) per share	$ 0.01	$ (0.05)
Diluted net income (loss) per share	$ 0.01	$ (0.05)
Average common shares outstanding:
Basic	4,946,774	4,946,774
Diluted	5,055,936	4,946,774
Comprehensive income (loss):
Net income (loss)	$ 39,793	$ (260,172)
Other comprehensive income (loss)	(248,210)	90,724
Comprehensive loss	$ (208,417)	$ (169,448)

The accompanying notes are an integral part of the financial statements.

CPAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
UNAUDITED

	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 1,971,267	$ (612,393)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,497,885	1,607,842
Amortization of intangible assets	115,635	115,630
Deferred income taxes	23,250	77,000
Minority interest in consolidated foreign subsidiaries	48,912	38,660
Stock-based compensation expense	29,000	--
Debt issuance cost amortization	23,908	--
Changes in assets and liabilities:
Accounts receivable	37,622	(111,168)
Inventory	(5,284,504)	(227,882)
Income taxes, net	1,214,559	1,101,685
Accounts payable	716,511	(1,030,209)
Accrued expenses and liabilities	387,851	(465,177)
Other changes, net	(593,141)	(227,789)
Total adjustments	(1,782,512)	878,592
Net cash provided by operating activities	188,755	266,199
Cash flows from investing activities:
Purchase of property, plant and equipment	(804,110)	(370,634)
Net cash used in investing activities	(804,110)	(370,634)
Cash flows from financing activities:
Proceeds from borrowings	1,500,000	--
Repayment of long-term borrowings	(1,641,011)	(395,008)
Debt financing costs	(278,095)	--
Payment of cash dividends	(1,039,146)	(1,039,146)
Net cash used in financing activities	(1,458,252)	(1,434,154)
Effect of exchange rate changes on cash	7,945	(21,567)
Net decrease in cash and cash equivalents	(2,065,662)	(1,560,156)
Cash and cash equivalents -- beginning of period	6,188,060	7,710,031
Cash and cash equivalents -- end of period	$ 4,122,398	$ 6,149,875

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

  2 -- MERGER AGREEMENT

On December 26, 2006, the Company announced that it had entered into a definitive merger agreement under which affiliates of Buckingham Capital Partners II, L.P. will acquire all the outstanding shares of CPAC, Inc., for approximately $42.8 million, plus the assumption of all outstanding debt. Under the terms of the merger agreement, which was unanimously approved by the Company's Board of Directors, CPAC shareholders will receive $8.65 in cash for each share of CPAC common stock they hold. Debt financing for Buckingham Capital Partners has been committed by LaSalle Bank and Fifth Street Capital.

In connection with the announced merger agreement, the Company filed a preliminary proxy statement with the SEC on January 18, 2006, which was required to be submitted, before a definitive proxy statement can be distributed to its shareholders. The Company is in the process of completing and filing its definitive proxy statement, at which time the Board will announce the date of the Company's Special Meeting of Shareholders to vote on approving the merger agreement, which is currently expected to occur in late March or early April 2007. The merger agreement is subject to customary conditions to closing, including approval of two-thirds of the Company's outstanding shares, as of the record date, which will be established prior to the mailing of the definitive proxy statement.

  3 -- INVENTORY

Inventory net of reserves is summarized as follows:

	December 31, 2006	March 31, 2006
Raw materials and purchased parts	$ 8,890,589	$ 8,451,264
Work-in-process	1,409,908	1,271,515
Finished Goods	15,225,084	10,412,582
	$ 25,525,581	$ 20,135,361

  4 -- GOODWILL AND INTANGIBLE ASSETS

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets," which requires an annual impairment test (comparison of estimated fair value to carrying value) in lieu of monthly amortization for goodwill. At December 31, 2006 and March 31, 2006, all of the recorded goodwill pertained to the Imaging Segment and amounted to $192,426.

At December 31, 2006, other intangible assets consisted primarily of a contractual license agreement allowing the Company to manufacture and distribute products through the use of the trademarks and formulas of Stanley Home Products. The license is being amortized over the contract period, which expires on March 31, 2010. The original cost pertaining to this intangible was $2,250,000, while accumulated amortization at December 31, 2006 and March 31, 2006 was $1,762,500 and $1,650,000, respectively. Annual amortization of the license is $150,000, which will continue until expiration date. Other amortizable, intangible assets and their related amortization expense are not material.

  5 -- DEBT

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

The Financing Agreement allows up to $7.5 million for the issuance of Letters of Credit and the balance for working capital needs. An annual fixed fee payment of 2.0% on the outstanding Letters of Credit values is charged. Revolving Advances are available under the Financing Agreement based upon availability of receivables and inventory in accordance with computational formulas included and defined in the Financing Agreement. Interest on revolving advances is charged at either the U.S. prime rate plus 0.25% or at LIBOR plus 2.0%.

HSBC has provided a Secondary Letter of Credit under the Agreement for $6.5 million, which will support the previously issued Bank of America $6.2 million Letter of Credit facility, which presently is collateralizing The Fuller Brush Company, Inc.'s Industrial Revenue Bonds until October 31, 2007 (the Industrial Revenue Bonds have a scheduled maturity date of June 2009). The Company is currently working with the Industrial Revenue Bonds' trustee, to gain approval for the substitution of the HSBC Letter of Credit facility, at which time the Bank of America Letter of Credit facility will be canceled. However, this event has not yet occurred, leaving both Letters of Credit expiring on October 31, 2007. While, under the terms of its three-year Financing Agreement, the Company has the ability to extend the Letter of Credit with HSBC through October 31, 2008, the existing Letters of Credit expire on October 31, 2007, necessitating the Company to classify the Industrial Revenue Bonds in the consolidated balance sheet, as a current liability at December 31, 2006.

The $6.5 million HSBC Secondary Letter of Credit issued at September 30, 2006 reduces the $12 million available borrowing capacity under the Agreement. No revolving advances were outstanding under the Financing Agreement at December 31, 2006. During the second quarter and prior to entering into the Agreement with HSBC, the Company had borrowed $1,500,000 on its line of credit with Bank of America, NA. This borrowing was paid off at the time of the refinancing.

  6 -- INCOME TAXES

Income (loss) before income taxes for the three and nine months ended December 31 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
U.S.	$(450,509)	$(778,686)	$ 781,375	$(1,433,992)
Foreign	498,302	584,514	1,555,892	975,599
	$ 47,793	$(194,172)	$2,337,267	$ (458,393)

Provisions for income taxes and effective tax rates for the three and nine months ended December 31 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Provision for income taxes	$8,000	$66,000	$366,000	$154,000
Effective tax rate	16.7%	(34.0)%	15.7%	(33.6)%

For the third quarter and nine months ended December 31, 2006, the tax provision and resulting effective rate reflect the tax expense related to CPAC Asia Imaging Products Limited profits, due to the expiration of the seven-year tax holiday in fiscal 2007, as well as the continued tax benefit realized from the utilization of CPAC Africa's net operating loss carry forward. In addition, it reflects assumed, continued profitability of CPAC Europe and CPAC Italia. The 2007 effective rate also reflects the utilization of domestic net operating loss carry forwards against domestic taxable income, with an offsetting adjustment to the deferred tax asset valuation reserve attributable to the NOL carry forward. This has effectively limited the domestic provision to certain minimum state income taxes, due to the existence of a full valuation allowance on the Company's remaining domestic deferred tax assets.

For the third quarter and nine months ended December 31, 2005, the Company's consolidated tax provision and effective rate reflected the recognition of a valuation allowance on the deferred tax assets of CPAC Europe, due to continuing losses. In addition, the domestic provision was impacted by not recording tax benefits (expenses) on losses (income) generated in the U.S. (other than minimum state income taxes), due to continuing losses, which required a full valuation allowance on domestic deferred tax assets.

  7 -- STOCK-BASED COMPENSATION

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

As of December 31, 2006, total options outstanding are summarized as follows:

	Shares	Range of Option Price Per Share
Options outstanding -- March 31, 2006	860,800	$ 5.01	--	$ 12.00
Exercised	0
Expired	(122,300)	5.06	--	11.56
Granted	15,000	5.76
Options outstanding -- December 31, 2006	753,500	$ 5.01	--	$ 12.00

Options exercisable:
December 31, 2006	718,500	$ 5.01	--	$ 12.00

Included in the "expired" options amount shown above were 31,250 options that were forfeited before vesting, 32,550 options that were vested but canceled, due to employees no longer working for the Company, and 58,500 options that expired.

The following table summarizes information about options outstanding at December 31, 2006:

Year Granted	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of Options	Number Exercisable	Weighted Average Exercise Price
1998	79,000	0.55	$4.02	79,000	$11.64
1999	87,000	1.47	3.80	87,000	10.14
2000	98,500	2.44	2.45	98,500	7.56
2001	44,500	3.41	2.15	44,500	6.77
2002	187,000	4.48	1.72	187,000	6.33
2003	34,000	5.55	1.54	34,000	6.46
2004	149,000	6.49	0.76	134,000	5.52
2005	12,000	7.62	0.65	12,000	5.30
2006	47,500	8.40	0.46	37,500	5.04
2007	15,000	9.63	0.97	5,000	5.76
Totals	753,500	4.24	--	718,500	$ 7.25

15,000 options were granted during the second quarter of fiscal 2007, pursuant to the Directors Plan. The fair values of these options were estimated at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Expected life	6 years	5 years	6 years	5 years
Historical volatility	24%	16%-18%	24%	16%-18%
Risk free rate of return	4.8%	3.8%-4.0%	4.8%	3.8%-4.0%
Expected dividend yield	4.9%	5.5%-5.6%	4.9%	5.5%-5.6%

Compensation expense related to previously issued stock options, included in selling, general, and engineering expenses was approximately $12,000 and $29,000 for the three and nine months ended December 31, 2006, respectively. Due to the full valuation allowance of the Company's domestic operations, no income tax benefit was recorded. As of December 31, 2006, the unrecognized compensation expense related to non-vested, fixed stock options, to be recognized over the next 12 to 24 months, is approximately $15,000.

Prior to adopting SFAS No. 123R, the Company applied the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123R, net income and diluted earnings per share for the three and nine months ended December 31, 2005 would have been as follows:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net income (loss) as reported	$ (260,172)	$ (612,393)
Total stock-based compensation:
Expense determined under fair value method for all awards, net of tax	14,000	53,000
Proforma net income (loss)	$ (274,172)	$ (665,393)
Net income (loss) per common share:
Basic -- as reported	$ (0.05)	$ (0.12)
Basic -- proforma	$ (0.06)	$ (0.14)
Diluted -- as reported	$ (0.05)	$ (0.12)
Diluted -- proforma	$ (0.06)	$ (0.14)

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Basic weighted average number of shares outstanding	4,946,774	4,946,774	4,946,774	4,946,774
Effect of dilutive stock options	109,162	--	42,688	--
Dilutive shares outstanding	5,055,936	4,946,774	4,989,462	4,946,774

For the three and nine months ended December 31, 2006, unexercised stock options to purchase 273,500 shares of the Company's common stock were not included in the computation of diluted earnings per share, because the exercise prices of these options were greater than the average market price of the Company's common stock during the period. These options, issued at various dates during fiscal 1998 to fiscal 2006, are still outstanding at the end of the period.

For the three and nine months ended December 31, 2005, unexercised stock options to purchase 999,100 shares of the Company's stock were not included in the computation of earnings per share, because they would have been anti-dilutive, due to the net loss incurred by the Company.

10 -- COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments.

11 -- IMAGING SEGMENT AGREEMENTS

During the second quarter of fiscal 2007, CPAC Imaging Americas, the Company's domestic Imaging operation, negotiated several agreements with outside imaging companies in the U.S. Two of the agreements will enable the Company to distribute photographic paper and other consumables in the United States; the third agreement allows the licensing of formulas used in the manufacture of graphic arts chemistry in the U.S. These agreements, ranging from nine months to two years with options for renewal, give CPAC Imaging Americas the opportunity to sell these branded products to the outside companies' customer base, as well as to its own distribution network.

For the three and nine months ended December 31, 2006, net sales as a result of these agreements totaled approximately $2.8 million and $5.8 million, respectively. While gross profits attributable to some of the distributed products (i.e. photographic paper) were lower than those earned on sales of Imaging chemistry, the Company believes the additional business from sales of these products will help to improve the Company's domestic Imaging operating profits over the near-term. As a result of these agreements, the Company purchased significant quantities of these products during the July to September period, to help maintain a continual supply of inventory for present and future customer needs, resulting in a short-term increase in inventory. The Company continues to work towards reducing on-hand inventory quantities, as a result of these agreements, to relieve temporary working capital pressures.

In October 2006, CPAC Asia, the Company's Asian-based Imaging operation, entered into an agreement with Konica Minolta Photochem Thailand (PCTH) to assist them in their previously announced exit from the manufacturing of silver halide chemistry in Thailand. This agreement will allow CPAC Asia to manufacture and sell chemistry to Konica's former distributors in the Asian, African, and Middle East marketplace. Related to the agreement, CPAC Asia purchased some of Konica Minolta Photochem Thailand's remaining raw material inventory and specific manufacturing equipment amounting to approximately $800,000. CPAC Asia began selling to these distributors starting October 1, 2006 and completed transitioning all manufacturing to its own Thailand facility January 1, 2007. The sales and resulting profits, as well as the acquisition of the inventory and equipment, will be reflected in the Company's fourth quarter consolidated statement of operations and balance sheet, as CPAC Asia's financial results are consolidated on a three-month lag.

12 -- SEGMENT INFORMATION

The Company operates in two industry segments: the Fuller Brands Segment and the CPAC Imaging (Imaging) Segment. Information concerning the Company's business Segments' net sales and income before non-operating income (expense) and income taxes for the quarters and nine months ended December 31, 2006 and 2005 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net sales to customers:
Fuller Brands	$ 12,160,303	$ 10,770,360	$ 40,722,439	$ 38,002,956
Imaging	12,600,052	8,982,498	33,885,262	25,630,748
Total net sales to customers	$ 24,760,355	$ 19,752,858	$ 74,607,701	$ 63,633,704
Operating income (loss):
Fuller Brands	$ (158,978)	$ (353,088)	$ 1,408,933	$ (27,692)
Imaging	748,234	536,703	1,835,053	333,001
	589,256	183,615	3,243,986	305,309
Corporate expense	(370,944)	(239,107)	(478,242)	(387,776)
Interest expense, net	(146,413)	(114,008)	(379,565)	(337,266)
Income (loss) before non-operating expense and income taxes	$ 71,899	$ (169,500)	$ 2,386,179	$ (419,733)

Sales between Segments are not material.

Information concerning the identifiable assets of the Company's business Segments at December 31, 2006 and March 31, 2006 are as follows:

	December 31, 2006	March 31, 2006
Identifiable assets:
Fuller Brands	$ 29,224,837	$ 29,675,456
Imaging	26,360,637	21,714,710
Total identifiable assets of the segment	55,585,474	51,390,166
Other corporate assets	5,337,736	6,654,982
Total consolidated assets	$ 60,923,210	$ 58,045,148

13 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB), "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to be material to the Company's consolidated results of operations and financial condition.

14 -- LITIGATION

No other material litigation is pending to which the Company and/or its subsidiaries are a party, or which property of the Company and/or its subsidiaries is the subject.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MERGER AGREEMENT

On December 26, 2006, the Company announced that it had entered into a definitive merger agreement under which affiliates of Buckingham Capital Partners II, L.P. will acquire all the outstanding shares of CPAC, Inc., for approximately $42.8 million, plus the assumption of all outstanding debt. Under the terms of the merger agreement, which was unanimously approved by the Company's Board of Directors, CPAC shareholders will receive $8.65 in cash for each share of CPAC common stock they hold. Debt financing for Buckingham Capital Partners has been committed by LaSalle Bank and Fifth Street Capital.

In connection with the announced merger agreement, the Company filed a preliminary proxy statement with the SEC on January 18, 2006, which was required to be submitted, before a definitive proxy statement can be distributed to its shareholders. The Company is in the process of completing and filing its definitive proxy statement, at which time the Board will announce the date of the Company's Special Meeting of Shareholders to vote on approving the merger agreement, which is currently expected to occur in late March or early April 2007. The merger agreement is subject to customary conditions to closing, including approval of two-thirds of the Company's outstanding shares, as of the record date, which will be established prior to the mailing of the definitive proxy statement.

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

Net Sales

The Company's net sales increased 25.4% and 17.3% for the three and nine months ended December 31, 2006, as compared to the same period last year (increased 24.4% and 17.2%, excluding the impact of foreign currency exchange).

For the Fuller Brands Segment [consisting of The Fuller Brush Company, Inc. (Fuller Brush); Stanley Home Products (Stanley); and Cleaning Technologies Group (CTG)], net sales for the three and nine months ended December 31, 2006, as compared to the same period last year increased 12.9% and 7.2%.

Fuller Brush net sales increased 20.4% for the three months ended December 31, 2006 and increased 9.3% for the nine months ended December 31, 2006, as compared to the same periods last year. Significant increases in the custom brush, retail, and home shopping network distribution channels contributed to the third quarter increases. Similarly, the increases in nine-month net sales in fiscal 2007 versus fiscal 2006 were also a result of these same distribution channels, allowing the division to offset declines in private label business, direct selling and catalog channel sales during this period. Increases in sales into the home shopping network, totaled approximately $433,000 (48.2%) and $1,292,000 (31.2%) for the three and nine months ended December 31, 2006, as compared to last year's similar periods, and are expected to remain strong in the division's fourth quarter.

Stanley's net sales decreased 7.6% for the three months ended December 31, 2006 and decreased 3.7% for the nine months ended December 31, 2006, as compared to the same periods last year. The division continues to struggle with turnover in its independent sales representatives group, despite new product offerings, and changes to its compensation plans in limited geographic areas. In regions where compensation changes have been implemented, the division is encouraged that these changes, after a period of adjustment, have resulted in sales growth. However, opportunities for future growth will continue to be contingent on attracting and retaining increasing numbers of independent sales representatives in all regions of the United States, which could require significant incentive-type program offerings.

CTG's net sales for the three and nine months ended December 31, 2006 increased 16.6% and 10.3%, as compared to the same periods last year. National accounts business obtained late in fiscal 2006 has contributed to the strong quarter and nine month sales increases, as compared to the quarter and nine months ended December 31, 2005. Distribution account sales increases during the three and nine months of fiscal 2007, as compared to similar periods in fiscal 2006, have also contributed to the division's overall sales growth. Due to recent turnover in some of its low margin national account customer base, CTG may experience modest sales declines in the next several quarters, as it works to replace these customers. However, the impact to the division and segment's operating income is not expected to be significant. CTG continues to pursue other national account business opportunities to help offset overall sales variability and also remains committed in its search for business partners to strengthen its position in the commercial cleaning marketplace.

In the Imaging Segment, net sales increased 40.3% and 32.2% for the three and nine months ended December 31, 2006, as compared to the same period in fiscal 2006 (increased 38.3% and 32.1%, excluding the impact of foreign currency exchange). The significant increases for fiscal 2007's third quarter and year-to-date results, as compared to fiscal 2006, were the result of the new domestic Imaging distribution business of photographic paper and consumables, coupled with continued, strong increases in the international Imaging operation's sales (see Footnote 10 and the Foreign Operations section of management's discussion and analysis of financial conditions and results of operations).

Domestically, the Company's traditional healthcare, graphics, and photographic chemistry business increased 1.1% for the three months ended December 31, 2006, as compared to similar periods last year, and declined 1.9% for the nine months ended December 31, 2006, as compared to last year. Equipment sales for the Segment's domestic operation increased for the three months ended December 31, 2006 approximately 7.2%, but declined approximately 7.4% for the nine months ended December 31, 2006 last year. However, the sales of photographic paper and consumables, as well as licensed graphic arts chemistry added approximately $2.8 million and $5.8 million in new revenues for the three and nine months ended December 31, 2006, contributing to the significant increase the Segment enjoyed. Since the agreements the Company entered into during the second quarter range from nine months to two years in duration, the Company is not certain as to the sustainability of sales of these products in future periods. The Company continues to discuss with the applicable parties the potential of extending certain of these contracts, but has not reached final agreements at this time. It appears, however, that for the remainder of fiscal 2007, this additional business should help to mitigate decreases in its traditional Imaging chemistry business and continue to improve its domestic operation's profitability.

Internationally, the Segment's operations continue to experience sales growth with ancillary products such as photographic paper and other consumable products supporting existing chemistry sales. In addition, the agreement in Thailand between CPAC Asia and Konica Minolta Photochem Thailand (PCTH) will provide additional sales during the fourth quarter, as CPAC Asia assists PCTH in meeting their customer base's need for chemistry, as PCTH exits the business.

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

Gross Margins

Consolidated gross margins were 36.6% for the quarter ended December 31, 2006, as compared to 42.0% for the year ended March 31, 2006 and 42.9% for the quarter ended December 31, 2005, respectively.

Gross margins in the Fuller Brands Segment were 45.2% for the quarter ended December 31, 2006, as compared to 47.7% for the year ended March 31, 2006 and 49.5% for the quarter ended December 31, 2005, respectively. Gross margins for the quarter ended December 31, 2006 were lower than those experienced for the year ended March 31, 2006 and for the quarter ended December 31, 2005, due to several factors: the impact of lower margins in the growing CTG business, primarily in its national account business; increasing amounts of lower margin, out-sourced products sold to Fuller Brush's home shopping network customer; and reduced sales from Stanley Home Products, whose products contain higher gross margins, all contributed to the margin decline in the fiscal 2007's third quarter. While the Segment has achieved increased manufacturing efficiencies during fiscal 2007, additional volume increases are necessary to cover the Segment's Great Bend, Kansas, manufacturing facility's overhead costs and stabilize future gross margins.

Gross margins in the Imaging Segment were 28.3% for the quarter ended December 31, 2006, as compared to 33.8% for the year ended March 31, 2006, and 35.0% for the quarter ended December 31, 2005, respectively. The decline at December 31, 2006 in gross margins domestically was partially a result of the recently acquired distribution business where margins on photographic paper and consumables are much less than those earned on Imaging chemistry. In addition, reduced production volumes of chemistry and equipment have impacted the operation's fixed production cost absorption. Internationally, despite overall sales increases during the first nine months of fiscal 2007, competitive pressures in selling Imaging chemistry in a declining market, as well as sales of lower margin consumables (such as photographic paper and batteries), have resulted in lower gross margins. The Company continues to aggressively pursue outsource non-imaging manufacturing opportunities, both domestically and internationally, to increase production throughput in its facilities.

Selling, Administrative, and Engineering Expenses

Consolidated selling, administrative, and engineering costs for the quarter ended December 31, 2006 were 34.9% of net sales, versus 40.0% and 42.1% for the year ended March 31, 2006 and the quarter ended December 31, 2005, respectively.

For the Fuller Brands Segment, selling, administrative, and engineering expenses for the quarter ended December 31, 2006 were 45.3% of net sales, as compared to 45.2% and 51.4% for the year ended March 31, 2006 and quarter ended December 31, 2005, respectively. The decrease in the percentage of selling, administrative, and engineering expenses to net sales for the third quarter of fiscal 2007, as compared to the third quarter of fiscal 2006, reflects reduced employee and other fixed costs during this fiscal year, as compared to fiscal 2006 periods. It also reflects reduced selling expenses at Stanley Home Products due to lower commission payments to its independent sales representatives, as a result of lower sales levels.

In the Imaging Segment, selling, administrative, and engineering costs for the quarter ended December 31, 2006 were 21.9% of net sales, versus 30.9% and 28.2% for the year ended March 31, 2006 and the quarter ended December 31, 2005, respectively. The decrease in the expense as a percentage of net sales in the current quarter, as compared to previous periods, was impacted by the large increase in domestic distribution business during the third quarter of fiscal 2007, with minimal increases in selling, administrative, and engineering expenses attributable to that business. In addition, domestic and international Imaging operations have continued efforts to reduce costs to improve profitability.

During the quarter and nine months ended December 31, 2006, corporate expenses increased over the comparative periods of fiscal 2006, due to expenses incurred as a result of the proposed merger agreement (see Footnote 2), as well as certain employee compensation costs resulting from the increased profitability of the Company.

Research and Development Expenses

Research and development expenses, as a percentage of sales, were 0.8% for the quarter ended December 31, 2006, as compared to 1.0% for the year ended March 31, 2006, and the same quarter last year. The Company expects research and development expenses to remain in the 0.8% to 1.0% range through the end of fiscal 2007.

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

Net Interest Expense

Net interest expense (interest expense less interest income) increased for the quarter ended December 31, 2006, as compared to the quarter ended December 31, 2005, and increased for the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005, as a result of higher interest rates related to the Fuller IRB debt (interest is a variable, tax exempt rate), and lower interest income, due to reduced cash and investment balances.

Income Taxes

The Company recognized a net tax expense of $8,000 and $366,000 on pretax earnings of $47,793 and $2,337,267 for the quarter and nine months ended December 31, 2006, as compared to a net tax expense of $66,000 and $154,000 on pretax losses of $(194,172) and $(458,393) for the quarter and nine months ended December 31, 2005.

The Company has estimated its 2007 annual effective tax rate on the consolidated earnings of the Company to be approximately 16.0%. This rate reflects the utilization of domestic net operating loss carry forwards against domestic taxable income, with an offsetting adjustment to the deferred tax asset valuation reserve attributable to the NOL carry forward. This has effectively limited the domestic provision to certain minimum state income taxes, due to the existence of a full valuation allowance on the Company's remaining domestic deferred tax assets. The rate also reflects the continued utilization of CPAC Africa's net operating loss carry forward, which reduces its taxable income and assumes certain levels of profitability of the Company's Belgian and Italian operations, which will result in taxable income and overall tax expense for the year. Most significantly, the rate also reflects the expiration of the Company's seven-year tax holiday in Thailand, which expires in the third quarter of fiscal 2007, at which time its taxable income for the last five months of fiscal 2007 will be subject to a 30% statutory tax rate. However, the Company has obtained from Thailand's Board of Investment (BOI) new tax incentives related to a specific business expansion project, which may be used to offset a portion of future taxes owed. Although a portion of the actual expansion project has been completed, the Company has not received final BOI approval for tax credits earned as a result of the project capital expenditures. As such, the Company did not adjust its effective tax rate downward during fiscal 2007's third quarter, until realization of this benefit becomes more certain. It is possible that the Company's fiscal 2007 effective rate may change in the fourth quarter, if the Company receives the necessary BOI approvals.

For the third quarter ended December 31, 2005, the Company's consolidated tax expense reflected the recognition of a valuation allowance on the deferred tax assets of CPAC Europe, due to continuing losses. In addition, the domestic provision was impacted by not recording tax benefits (expenses) on losses (income) generated in the U.S. (other than minimum state income taxes), due to continuing losses, which necessitated a valuation allowance to be established in the fourth quarter of fiscal 2005.

Net Income (Loss)

The Company's net income increased approximately $300,000 for the three months ended December 31, 2006, as compared to the to the third quarter of fiscal 2006, due largely to increased profitability of the Imaging Segment's domestic operations, as well as decreased third quarter operating losses in the Fuller Brands' Segment versus fiscal 2006. For the nine months ended December 31, 2006, net income increased $2,584,000, as compared to the nine months ended December 31, 2005, largely due to increased profits at Fuller Brush, CTG, and the Imaging Segment's domestic and international operations.

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

Combined net sales for the Company's operations in Belgium, China, Italy, South Africa, and Thailand for the three and nine months ended in the third quarter of fiscal 2007, as compared to the same period in fiscal 2006, increased approximately $696,000 (17.1%) and $2,832,000 (25.6%) [increased approximately $515,000 (12.6%) and $2,814,000 (25.4%), excluding the impact of currency exchange]. For the three and nine months ended in the third quarter of fiscal 2007, CPAC Europe and Italia net sales combined increased 11.7% and 25.2%, as compared to the same period in fiscal 2006 (increased approximately 7.7% and 26.4%, excluding the impact of currency exchange). Combined CPAC Asia and CPAC Imaging China's net sales increased $338,000 or 34.6% and $1,086,000 or 33.7% (increased approximately $195,000 or 20.0% and $911,000 or 28.3%, excluding the impact of currency exchange) for the three and nine months ended in the third quarter of fiscal 2007, as compared to fiscal 2006. CPAC Africa's operations continued strong growth, with net sales increasing $62,000 or 10.7% and $162,000 or 10.4% (increased approximately $127,000 or 21.9% and $245,000 or 15.7%, excluding the impact of currency exchange), as compared to the same period in fiscal 2006.

Combined pretax profits for the three and nine months ended in the third quarter of fiscal 2007, as compared to the similar period in fiscal 2006, decreased approximately $86,000 or 14.7% and increased $591,000 or 58.2% (decreased approximately $104,000 or 17.1% and increased approximately $572,000 or 56.4%, excluding the impact of currency exchange), respectively. CPAC Europe and Italia pretax profits combined for the three months of fiscal 2007 decreased approximately $59,000 and for the nine months increased approximately $453,000, as compared to the same period in fiscal 2006 (decreased approximately $59,000 and increased approximately $450,000, excluding the impact of currency). Despite net sales increasing during both the three and nine months ended December 31, 2006 as compared to similar periods last year, product mix changes including increasing amounts of photographic paper and other consumables, which earn lower gross profits than traditional chemistry sales, served to lower the combined European entities' pretax profits. CPAC Africa's pretax profits decreased approximately $6,000 and increased approximately $33,000 (decreased approximately $6,000 and increased approximately $48,000, excluding the impact of currency), for the three and nine months ended in the third quarter of fiscal 2007, as compared to the similar period in fiscal 2006. Similar to CPAC Europe and CPAC Italy, despite significant increases in net sales for both periods, combined CPAC Asia and CPAC Imaging China's pretax profits decreased approximately $22,000 and increased approximately $105,000 (decreased approximately $22,000 and increased approximately $74,000, excluding the impact of currency exchange), for the three and nine months ended in the third quarter of fiscal 2007, as compared to the similar period in fiscal 2006,, largely due to an increasing amount of photographic and other consumable sales which carry lower gross margins, than traditional chemistry.

While the Company's international operations for the October 1st to December 31st 2006 period (results of the operations of the Company's foreign subsidiaries are consolidated and reported on a three-month lag) will continue to show sales growth when the combined operations are reported in the Company's fourth quarter of fiscal 2007, combined pretax profits may be slightly less than those earned in fiscal 2006, due to product mix issues, and other gross margin pressures. The Company continues to believe that the sales growth in its international units is the result of other worldwide imaging companies reducing their presence in the traditional silver halide imaging market, enabling the Company's international subsidiaries to gain additional business. Despite the continued decline in traditional silver halide products, the Company believes that in the short-term, it can operate with traditional products, servicing the remaining demand throughout Europe, Africa, Asia, and Australia.

The Company has exposure to currency fluctuations and occasionally has utilized hedging programs (primarily forward foreign currency exchange contracts) to help minimize the impact of these fluctuations on results of operations. At December 31, 2006, no forward foreign currency exchange contracts were outstanding. The Company does not hold or issue derivatives for trading purposes and is not a party to leveraged derivative transactions. On a consolidated basis, foreign currency exchange losses are included in income or expense as incurred and are not significant to the results of operations.

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

	For the Nine Months Ended December 31,
	2006	2005
Cash provided by (used in):
Operating activities	$ 189	$ 266
Investing activities	(804)	(371)
Financing activities	(1,458)	(1,434)
Currency impact on cash	8	(21)
Net decrease in cash and cash equivalents	$ (2,065)	$ (1,560)

Net cash provided by (used in) operating activities

Consolidated cash provided by operating activities decreased approximately $77,000 for the nine months ended December 31, 2006 as compared to the similar period last year, despite an increase in net income of $2,584,000. The decrease was primarily a function of the Company's investment in Imaging inventory, as a result of the aforementioned Imaging Segment contracts (see Footnote 11), as well as an increase in Fuller Brands inventory to support certain private label customer business, resulting in an increase of cash spent of over $5,000,000 for the nine months ended December 31, 2006, as compared to the same period last year. These increased inventory expenditures were offset by lower amounts of vendor payable and other operating liability payments in fiscal 2007 versus fiscal 2006.

Net cash provided by (used in) investing activities

Net cash used in investing activities increased as a result of property, plant, and equipment additions being higher than those experienced in the first nine months of fiscal 2006. The Company anticipates that property, plant, and equipment additions for the year will continue to be less than its annual depreciation.

Net cash provided by (used in) financing activities

Consolidated net cash used in financing activities increased during the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005, due primarily to debt financing costs incurred in connection with the new HSBC Financing Agreement, offset by lower debt payments at CPAC Europe and CPAC Africa during the period. During the second quarter, the Company borrowed $1,500,000 on its domestic line of credit to help finance Imaging inventory purchases, but paid down the borrowings prior to completing its new Financing Agreement with HSBC.

The following table presents working capital information at December 31, 2006, March 31, 2006, and December 31, 2005:

	December 31, 2006	March 31, 2006	December 31, 2005
Working capital (in thousands)	$25,976	$30,039	$23,116
Working capital ratio	2.46 to 1	3.89 to 1	2.64 to 1
Receivable days outstanding	43.8 days	46.5 days	44.1 days
Annual inventory turns	2.6 times	2.6 times	2.6 times

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

The Financing Agreement allows up to $7.5 million for the issuance of Letters of Credit and the balance for working capital needs. An annual fixed fee payment of 2.0% on the outstanding Letters of Credit values is charged. Revolving Advances are available under the Financing Agreement based upon availability of receivables and inventory in accordance with computational formulas included and defined in the Financing Agreement. Interest on revolving advances is charged at either the U.S. prime rate plus 0.25% or at LIBOR plus 2.0%.

HSBC has provided a Secondary Letter of Credit under the Agreement for $6.5 million, which will support the previously issued Bank of America $6.2 million Letter of Credit facility, which presently is collateralizing The Fuller Brush Company, Inc.'s Industrial Revenue Bonds until October 31, 2007 (the Industrial Revenue Bonds have a scheduled maturity date of June 2009). The Company is currently working with the Industrial Revenue Bonds' trustee, to gain approval for the substitution of the HSBC Letter of Credit facility, at which time the Bank of America Letter of Credit facility will be canceled. However, this event has not yet occurred, leaving both Letters of Credit expiring on October 31, 2007. While the Company anticipates extending the Letter of Credit with HSBC through October 31, 2008 (under terms of its three-year Financing Agreement), the present Letters of Credit expire on October 31, 2007, necessitating the Company to classify the Industrial Revenue Bonds in the consolidated balance sheet, as a current liability at December 31, 2006.

The Agreement also contains certain covenants, including a fixed rate ratio coverage, which the Company was in compliance with at December 31, 2006.

In addition, the Company's Asian subsidiary, CPAC Asia Imaging Products Limited has a line of credit with an international bank for 20 million baht (approximately $533,000 based on the third quarter conversion rate in Thailand). Interest is payable at the bank's announced prime rate in Thailand, which was 8.25% at December 31, 2006. CPAC Asia Imaging Products Limited had no outstanding borrowings against the line of credit at the end of its third quarter.

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

The Company continues to follow the critical accounting policies and estimates as disclosed in the Company's March 31, 2006 Annual Report to Shareholders in preparing the interim financial statements for the nine months ended December 31, 2006. Management's assumptions and judgements have not changed significantly from that previously disclosed.

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

The management of the Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Year-to-date sales and profits of the Fuller Brands Segment reflect the significance of its home shopping network distribution channel customer. During the first nine months of fiscal 2007, sales increased over $1,292,000 to this customer, contributing to the significant improvement in results of the Segment and Company, as compared to the similar period last year. Since customer orders are somewhat conditional on planned television on-air scheduling, quarter-to-quarter fluctuations can be expected. In addition, new product development is also crucial in achieving additional television showings, as older product demand decreases over time. If the Fuller Brush division is unable to expand and grow its sales into other distribution channels, it may be unable to insulate itself from wide variability in sales and profits in future periods. This would impact sales and profitability of the overall Fuller Brands Segment.

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

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession
2.1

Agreement and Plan of Merger dated as of December 22, 2006 by and among CPAC, Inc., Buckingham CPAC, Inc, and Buckingham CPAC Acquisition Corp., incorporated herein by reference to Form 8-K filed on December 27, 2006

(3) (i) Articles of incorporation
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
4.1

Rights Agreement by and between CPAC, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, dated March 19, 1999 together with Exhibits thereto, incorporated herein by reference to Form 8-K filed on March 24, 1999, and amended by First Amendment to Rights Agreement dated as of December 21, 2006 by and between CPAC, Inc and Continental Stock Transfer & Trust Co., incorporated herein by reference to Form 8-K filed on December 27, 2006

	4.2	Notice and Summary of Rights to Purchase Common Stock as sent to the Registrant's Shareholders dated February 10, 1999, incorporated herein by reference to Form 8-K filed on March 24, 1999
(10) Material contracts
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 20, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on November 5, 1997, November 24, 1998, September 24, 1999, September 29, 2000, September 7, 2001, November 8, 2002, November 17, 2003, November 23, 2004, and November 15, 2006

10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001, and further amended by Third Amendment to Deferred Compensation Arrangement dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004

10.5

CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999, and amended by CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004

10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004
10.7	CPAC, Inc. 2004 Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on August 17, 2006
10.8	Financing Agreement dated September 28, 2006 with HSBC Business Credit (USA) Inc., incorporated herein by reference to Form 8-K filed on October 4, 2006
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

CPAC, INC.
(Registrant)

Date February 13, 2007	By	/s/ Thomas N. Hendrickson Thomas N. Hendrickson, President, Chief Executive Officer, Treasurer

Date February 13, 2007	By	/s/ Thomas J. Weldgen Thomas J. Weldgen, Vice President Finance and Chief Financial Officer

Date February 13, 2007	By	/s/ James W. Pembroke James W. Pembroke, Corporate Secretary and Chief Accounting Officer

EXHIBIT INDEX

Exhibit			Page
2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession
2.1

Agreement and Plan of Merger dated as of December 22, 2006 by and among CPAC, Inc., Buckingham CPAC, Inc, and Buckingham CPAC Acquisition Corp., incorporated herein by reference to Form 8-K filed on December 27, 2006

N/A
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
4.1

Rights Agreement by and between CPAC, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, dated March 19, 1999 together with Exhibits thereto, incorporated herein by reference to Form 8-K filed on March 24, 1999, and amended by First Amendment to Rights Agreement dated as of December 21, 2006 by and between CPAC, Inc and Continental Stock Transfer & Trust Co., incorporated herein by reference to Form 8-K filed on December 27, 2006

N/A
	4.2	Notice and Summary of Rights to Purchase Common Stock as sent to the Registrant's Shareholders dated February 10, 1999, incorporated herein by reference to Form 8-K filed on March 24, 1999	N/A

10.	Material contracts
10.1

Employment Agreement between Thomas N. Hendrickson and CPAC, Inc. dated September 20, 1995, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 1995, and amended by Extension of Employment Agreement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999

N/A
10.2

CPAC, Inc. Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on October 29, 1994, as amended and incorporated by reference to Form S-8 Registration Statements filed on October 3, 1996 and September 24, 1999

N/A
10.3

CPAC, Inc. 1996 Nonemployee Directors Stock Option Plan, incorporated herein by reference to Form S-8 Registration Statement filed October 3, 1996, as amended and incorporated by reference to Form S-8 Registration Statements filed on November 5, 1997, November 24, 1998, September 24, 1999, September 29, 2000, September 7, 2001, November 8, 2002, November 17, 2003, November 23, 2004, and November 15, 2006

N/A
10.4

Deferred Compensation Arrangement between Thomas N. Hendrickson and CPAC, Inc. dated October 13, 1992, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1992, and amended by Amendment to Deferred Compensation Arrangement dated July 20, 1998, incorporated herein by reference to Form 10-K filed for the period ended March 31, 1999, and further amended by Amendment to Deferred Compensation Arrangement dated October 25, 2001, incorporated herein by reference to Form 10-Q filed for the period ended September 30, 2001, and further amended by Third Amendment to Deferred Compensation Arrangement dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004

N/A
10.5

CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 30, 1999, incorporated herein by reference to Form 10-Q filed for the period ended December 31, 1999, and amended by CPAC, Inc. Nonqualified Deferred Compensation Plan dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004

N/A
	10.6	Severance Compensation Agreement between Thomas J. Weldgen and CPAC, Inc. dated December 22, 2004, incorporated herein by reference to Form 8-K filed on December 22, 2004	N/A
	10.7	CPAC, Inc. 2004 Executive Long-Term Stock Investment Plan, incorporated herein by reference to Form S-8 Registration Statement filed on August 17, 2006	N/A
	10.8	Financing Agreement dated September 28, 2006 with HSBC Business Credit (USA) Inc., incorporated herein by reference to Form 8-K filed on October 4, 2006	N/A

31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Executive Officer	24
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CPAC, Inc.'s Chief Financial Officer	25

32.	Section 1350 Certifications		26